Form 10-Q
period 2010-03-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2010-05-17
CIK 1469822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-161449

KBS LEGACY PARTNERS APARTMENT REIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0668930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1300
Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)

(949) 417-6500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒    This registrant’s registration statement on Form S-11, as amended (SEC File No. 333-161449), was declared effective March 12, 2010. This is the first report required to be filed by Section 13 or 15 (d) of the Securities Exchange Act since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2010, there were 20,000 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

FORM 10-Q

March 31, 2010

INDEX

PART I.	FINANCIAL INFORMATION		2

	Item 1.	Financial Statements	2

		Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	2

		Consolidated Statement of Operations for the Three Months Ended March 31, 2010 (unaudited)	3

		Consolidated Statements of Stockholder’s Equity for the Period from July 31, 2009 (inception) to December 31, 2009 and for the Three Months Ended March 31, 2010 (unaudited)	4

		Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2010 (unaudited)	5

		Condensed Notes to Consolidated Financial Statements as of March 31, 2010 (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

	Item 4T.	Controls and Procedures	20

PART II.	OTHER INFORMATION		21

	Item 1.	Legal Proceedings	21

	Item 1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

	Item 3.	Defaults upon Senior Securities	23

	Item 4.	(Removed and Reserved)	23

	Item 5.	Other Information	23

	Item 6.	Exhibits	24

SIGNATURES			25

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Cash and cash equivalents	$197,219	$198,974

Total assets	$197,219	$198,974

Liabilities and stockholder’s equity
Total liabilities	$—	$—

Commitments and contingencies

Stockholder’s equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(2,781)	(1,026)

Total stockholder’s equity	197,219	198,974

Total liabilities and stockholder’s equity	$197,219	$198,974

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2010

(unaudited)

Revenues:	$—

Expenses:
General and administrative expenses	1,755

Net loss	$(1,755)

Net loss per common share, basic and diluted	$(0.09)

Weighted-average number of common shares outstanding, basic and diluted	20,000

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Period from July 31, 2009 (inception) to December 31, 2009 and for the Three Months Ended March 31, 2010

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amounts
Balance, July 31, 2009 (inception)	—	$—	$—	$—	$—
Issuance of common stock	20,000	200	199,800	—	200,000
Net loss	—	—	—	(1,026)	(1,026)

Balance, December 31, 2009	20,000	$200	$199,800	$(1,026)	$198,974
Net loss	—	—	—	(1,755)	(1,755)

Balance, March 30, 2010	20,000	$200	$199,800	$(2,781)	$197,219

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2010

(unaudited)

Cash Flows from Operating Activities:
Net loss	$(1,755)

Net cash used in operating activities	(1,755)

Net decrease in cash and cash equivalents	(1,755)
Cash and cash equivalents, beginning of period	198,974

Cash and cash equivalents, end of period	$197,219

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

1. ORGANIZATION

KBS Legacy Partners Apartment REIT, Inc. (the “Company”) was formed on July 31, 2009 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010. Substantially all of the Company’s business is expected to be conducted through KBS Legacy Partners Limited Partnership (the “Operating Partnership”), a Delaware limited partnership formed on August 4, 2009. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS Legacy Partners Holdings LLC (“REIT Holdings”), a Delaware limited liability company formed on August 4, 2009, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings.

Subject to certain restrictions and limitations, the business of the Company will be externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company entered into with the Advisor on January 25, 2010 (the “Advisory Agreement”).

On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of March 31, 2010, the 20,000 shares of common stock owned by the Sub-Advisor were the only issued and outstanding shares of the Company.

The Company expects to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. The Company expects that its portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. The Company may make its investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies.

On August 19, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares would be offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on March 12, 2010, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering. The Dealer Manager will be responsible for marketing the Company’s shares being offered pursuant to the Offering. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of apartment communities.

As of March 31, 2010, the Company has not broken escrow in its Offering and neither the Company nor the Operating Partnership had acquired or contracted to make any investments. Also as of March 31, 2010, the Advisor had not identified any assets in which there is a reasonable probability that the Company or the Operating Partnership will invest.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, REIT Holdings and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of March 31, 2010 and December 31, 2009.

At March 31, 2010 and December 31, 2009, the Company’s cash and cash equivalents balance was $0.2 million, which approximates the fair value due to the short term nature of these items.

Revenue Recognition

The Company expects to lease apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits are obtained. Rental revenue, net of concessions, will be recognized on a straight-line basis over the term of the lease.

The Company will recognize gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether the receivable of the Company is subject to future subordination, and the degree of the Company’s continuing involvement with the property after the sale. If the criteria for profit recognition under the full-accrual method are not met, the Company will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.

Other income, including interest earned on the Company’s cash, will be recognized as it is earned.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Real Estate

Depreciation and Amortization

Investments in real estate properties will be carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 20 years for land improvements and five to 12 years for computer, furniture, fixtures and equipment. Costs directly associated with the development of land and those incurred during construction are capitalized as part of the investment basis. Third-party acquisition costs will generally be expensed as incurred. Operating expenses incurred that are not related to the development and construction of the real estate investments are expensed as incurred. Repairs, maintenance and tenant turnover costs will be expensed as incurred and significant replacements and improvements will be capitalized. Repairs, maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate property. The Company will consider the period of future benefit of an asset to determine its appropriate useful life.

Development Costs

The Company will capitalize development and construction costs (including interest and other financing fees, property taxes, and other direct and indirect development costs) beginning when active development commences and ending when apartment units are available for occupancy and all infrastructure is substantially complete.

Real Estate Acquisition Valuation

The Company will record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination will be measured at their acquisition-date fair values. Acquisition costs will be expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date will be expensed in periods subsequent to the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recorded to income tax expense.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value will be amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.

The Company will assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

The Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company will amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.

The Company will estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. The Company will amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Estimating of the fair values of the tangible assets, identifiable intangibles and assumed liabilities will require the Company to make significant assumptions, such as market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company will monitor events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company will assess the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.

Fair Value Measurements

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•

Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, the Company will utilize quoted market prices from an independent third-party source to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

The Company considers the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (the “DRP”) through which future common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the dividend reinvestment plan will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities – whether through the Offering or follow-on public offerings – and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants.

Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company may not redeem shares until the stockholder has held the shares for one year.

•

During any calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•

The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Pursuant to the program, the Company will initially redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least four years.

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of its common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share upon completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities – whether through the primary offering or a follow-on public offering – and has not done so for 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

The Company will record amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, because the amounts that can be redeemed will be determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company will present the net proceeds from the current year and prior year dividend reinvestment plan, net of current year redemptions, as redeemable common stock in its accompanying consolidated balance sheets.

The Company will classify as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares will be contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. As of March 31, 2010, no shares had been tendered for redemption or redeemed by the Company because no shares were eligible for redemption.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Related Party Transactions

Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement.

Organization and Offering Costs

Organization and offering costs (other than selling commissions and dealer manager fees) of the Company are initially being paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These organization and other offering costs include all expenses to be paid by the Company in connection with the Offering. Organization costs include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds.

In the event the Minimum Number of Shares of the Company’s common stock is not sold to the public, the Company will terminate the Offering and will have no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs. As of March 31, 2010 and December 31, 2009, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $1.9 million and $1.3 million, respectively. These costs are not recorded in the financial statements of the Company as of March 31, 2010 because such costs are not a liability of the Company until the Minimum Number of Shares of the Company’s common stock is issued, and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. When recorded by the Company, organization costs will be expensed as incurred, which include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company; and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholder’s equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering.

Selling Commissions and Dealer Manager Fees

The Company will pay the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager will reallow 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the Dealer Manager may increase the reallowance.

Acquisition Advisory Fee

The Company will pay the Advisor an acquisition advisory fee equal to 1% of the cost of investments acquired, including any acquisition expenses and any debt attributable to such investments and budgeted capital improvement costs.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

Asset Management Fee

With respect to investments in loans and any investments other than real estate, the Company will pay the Advisor a monthly fee calculated, each month, as one-twelfth of 1.0% of the lesser of (i) the amount actually paid or allocated to acquire or fund the loan or other investment, inclusive of acquisition expenses related thereto (but excluding any acquisition fees related thereto) and the amount of any debt associated with or used to acquire or fund such investment and (ii) the outstanding principal amount of such loan or other investment, plus the acquisition expenses related to the acquisition or funding of such investment (but excluding any acquisition fees related thereto), as of the time of calculation.

With respect to investments in real estate, the Company will pay the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the investment, inclusive of acquisition expenses related thereto (but excluding any acquisition fees related thereto) and the amount of any debt associated with or used to acquire such investment and the budgeted capital improvement costs. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable year ending December 31, 2010. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

General and Administrative Expenses

General and administrative expenses, totaling $1,755 for the three months ended March 31, 2010, consisted of bank fees incurred on the Company’s deposit accounts. As of March 31, 2010, the Advisor has incurred $0.2 million of general and administrative expenses on behalf of the Company, all of which remains unpaid. The repayment of these expenses is contingent on the Company issuing the Minimum Number of Shares and therefore these expenses are not a liability of the Company as of March 31, 2010. During the three months ended March 31, 2010, $53,500 of independent director compensation was incurred. The payment of independent director compensation is contingent on the Company issuing the Minimum Number of Shares and therefore the independent director compensation is not a liability of the Company as of March 31, 2010.

Recently Issued Accounting Standards Updates

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 has no impact on the Company’s consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010

(unaudited)

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This ASC also requires public entities to evaluate subsequent events through the date that the financial statements are issued. ASC 855 is effective for interim periods and fiscal years ending after June 15, 2009. In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). ASU No. 2010-09 amends ASC 855 and eliminates the requirement to disclose the date through which subsequent events have been evaluated for SEC filers. ASU No. 2010-09 is effective upon issuance. The adoption of ASC 855 and ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

3. COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company will be dependent on the Advisor, the Sub-Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Legal Matters

From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

4. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of KBS Legacy Partners Apartment REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to KBS Legacy Partners Apartment REIT, Inc., a Maryland corporation, and, as required by context, KBS Legacy Partners Limited Partnership, a Delaware limited partnership, which we refer to as the “Operating Partnership,” and to their subsidiaries.

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Legacy Partners Apartment REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have no operating history, and as of March 31, 2010, our total assets consist of $197,219 cash and cash equivalents. We have not identified any investments to acquire.

•

We are dependent on our advisor and sub-advisor to identify suitable investments and to manage our investments. Our advisor and sub-advisor have limited operating history. This inexperience makes our future performance difficult to predict.

•

All of our executive officers, some of our directors and other key real estate professionals are also officers, managers, directors, key professionals and/or holders of a controlling interest in our advisor, the sub-advisor, our dealer manager and other sponsor-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other programs and investors advised by our sponsors. Fees paid to our advisor in connection with transactions involving the acquisition and management of our properties are based on the cost of the property, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

•

There is no assurance that we will raise the maximum offering amount in our initial public offering. If we raise substantially less than the maximum offering amount, we may not be able to invest in as diverse a portfolio of real estate properties as we otherwise would and the value of an investment may vary more widely with the performance of specific assets. There is a greater risk that stockholders will lose money in their investment in us if we have less diversity in our portfolio.

•	We will pay substantial fees to and expenses of our advisor, affiliates and broker-dealers. These fees increase our stockholders’ risk of loss.

•

Until the proceeds from our initial public offering are fully invested and from time to time during our operational stage, we expect to use proceeds from financings to fund distributions in anticipation of cash flow to be received in later periods. However, our organizational documents permit us to pay distributions from any source, including offering proceeds, which may constitute a return of capital. We have not established a limit on the amount of distributions that we may fund from sources other than from cash flows from operations.

•

We may incur debt exceeding 75% of the cost of our tangible assets with the approval of the conflicts committee. During the early stages of this offering, we expect that our conflicts committee may approve debt in excess of this limit. Higher debt levels increase the risk of your investment.

•	Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

All forward-looking statements should be read in light of the factors described herein and identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-161449) filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time.

Overview

We were formed on July 31, 2009 as a Maryland corporation and intend to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010. On August 19, 2009, we filed a registration statement on Form S-11 with the SEC to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 80,000,000 shares would be offered pursuant to our dividend reinvestment plan. The SEC declared our registration statement effective on March 12, 2010 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in the ongoing initial public offering.

We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies.

As of March 31, 2010, we had not broken escrow in our initial public offering or originated, acquired or contracted to make any investments. We also had not identified any assets in which there is a reasonable probability that we will invest.

KBS Capital Advisors is our advisor. As our advisor, KBS Capital Advisors will manage our day-to-day operations and our portfolio of real estate assets. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors will delegate certain advisory duties to a sub-advisor, KBS-Legacy Apartment Community REIT Venture, LLC, which is a joint venture among KBS Capital Advisors and Legacy Partners Residential Realty LLC. Notwithstanding such delegation to the sub-advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors will make recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, will approve our property and real estate-related investments. KBS Capital Advisors, either directly or through the sub-advisor, will also provide asset-management, marketing, investor-relations and other administrative services on our behalf.

We intend to make an election to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ending December 31, 2010. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ending December 31, 2010, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

Market Outlook – Multi-Family Real Estate and Finance Markets

The recent recession in the U.S. economy, the so called “Great Recession,” resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies at multifamily properties increased to record highs and rents decreased as owners tried to retain existing residents and attract new residents. Also, capitalization rates of multifamily properties increased and caused values to decline.

The ultimate impact of the Great Recession on multifamily real estate is difficult to predict; however, the first quarter of 2010 had positive signs that multifamily real estate may have bottomed-out and may be beginning a recovery. Vacancy held steady, rents increased slightly and capitalization rates decreased in the first quarter. Further, in the mid to long-term, there are several trends that we expect will increase the fundamentals of and demand for multifamily housing.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

According to the U.S. Bureau of Labor Statistics, there were over 7.9 million jobs lost in the U.S. from December 2007 through October 2009 as a result of the Great Recession. The unemployment rate was 5.0% in December 2007 and 10.1% in October 2009. As of March 2010, the unemployment rate was 9.7% with 15 million unemployed persons in the U.S., as opposed to 7.7 million in December 2007.

REIS, Inc. reported that apartment vacancies in the U.S. were unchanged for the first quarter of 2010, holding at 8.0%, the highest level on record since REIS began tracking apartment vacancies in 1980 (REIS, Inc. – “Apartment First Glance,” 2010 Quarter 1). Apartment vacancies had risen steadily each quarter since December 2007 when the vacancy rate was 5.7%. REIS also reported that effective rents for apartments regained some ground in the first quarter of 2010 rising 0.3% after declining 2.9% in 2009.

Multifamily capitalization rates in the U.S. were 6.6% in February 2010, down from 7.3% in December 2009, but still above the record low of 5.3% set in 2005 (Real Capital Analytics, “RCA Historical Statistics by Year – February 2010”).

In the medium- and long-term, however, we believe the prospects for multifamily real estate investment are promising. We expect several positive demographic trends, as noted below, will drive the demand for multifamily housing throughout this decade.

•	U.S. population growth – The U.S. Census Bureau projects that the U.S. population will increase by approximately 37 million (12%) between 2008 and 2020, predominantly in the West and South.

•

Immigration – Foreign-born renters represented 18.4% of all renters in 2005. (Rosen Consulting Group, “The National Apartment Market,” June 2009). According the U.S. Census Bureau, immigration is expected to add about 1.4 million per year to the U.S. population. This immigration-driven increase in population, when combined with the natural U.S. population increase, will increase the demand for all types of housing, including apartments, over the next decade.

•

Echo Boom – The children of the Baby Boom generation, dubbed the Echo Boomers, will increase the prime rental-age group, 20 to 34 year olds, by 4 million, and will remain at that elevated level throughout the next decade according to the U.S. Census Bureau.

•

Baby Boom – The population of people aged 50 to 64 is expected to increase by nearly 15 million between 2003 and 2013 (Rosen Consulting Group, “The National Apartment Market,” June 2009). These Baby Boomers generally have enough income to purchase a home but are increasingly choosing to downsize. Those Baby Boomers who choose to downsize generally prefer the conveniences of apartments, particularly those in urban infill locations.

Other positive factors for multifamily real estate investment include:

•

Lower pricing – The short-term weakening of multifamily real estate fundamentals noted above, most notably decreasing values, will create opportunities to acquire multifamily assets at capitalization rates closer to historic norms, as opposed to the historic lows of 2005 to 2008.

•

Maturing loans and possible distressed buying opportunities – More than $300 billion of multifamily loans are expected to mature from 2009 to 2012, including $36 billion in CMBS mortgages – 70% of which may not qualify for refinancing. (Marcus & Millichap Research Services – “The Outlook,” June 2009). We believe these conditions will provide opportunities to purchase properties at reduced prices from distressed sellers in need of liquidity or those faced with repayment deadlines.

•

Diminished supply – According to Witten Advisors (“United States,” First Quarter 2010), multifamily rental construction starts were 86,100 units for the year ending February 2010, a 50-year low, and are expected to remain near this historic low throughout 2010 before beginning a “mild” recovery in 2011-2012.

•

Availability of Debt Capital – Although there has been a tightening of lending standards for multifamily real estate loans, capital has remained readily available for the multifamily sector, which is in stark contrast to other commercial real estate sectors. This is in part due to the lower risk of multifamily investments as compared to the other primary property types and the continued support of government sponsored entities such as Fannie Mae, Freddie Mac, and the Federal Housing Administration.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2010, we have not made any investments, and our total assets consist of $197,219 of cash and cash equivalents.

We will not sell any shares in this offering unless we raise a minimum of $2,500,000 in gross offering proceeds from persons who are not affiliated with us or our sponsors. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in this offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.

We currently have no outstanding debt. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing will be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter does not limit us from incurring debt until our borrowings would exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, though we may exceed this limit under certain circumstances. During the early stages of this offering, we expect that the conflicts committee may approve debt in excess of this limit.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee. As of March 31, 2010, we had not broken escrow in our ongoing initial public offering. As of March 31, 2010, we had not acquired or contracted to acquire any investments. Also, as of March 31, 2010, our advisor had not identified any assets in which there is a reasonable probability that we will invest in.

We intend to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ending December 31, 2010. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We have not established a minimum distribution level.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

We were formed on July 31, 2009 and, as of March 31, 2010, we have not commenced operations. We will not commence any significant operations until we have raised the minimum offering amount of $2,500,000 from persons who are not affiliated with us or our advisor and have made investments with the net proceeds from our ongoing initial public offering. As of March 31, 2010, KBS Capital Advisors has incurred organization and offering expenses on our behalf of $1.9 million and general and administrative expenses on our behalf of $0.2 million. Our reimbursement to the advisor of these organization and offering costs and general and administrative expenses is contingent on us raising the minimum offering amount in our ongoing initial public offering and therefore these costs are not our liabilities as of March 31, 2010. In addition, as of March 31, 2010, we have incurred $53,500 in independent director compensation. The payment of independent director compensation is also contingent upon us raising the minimum offering amount in our ongoing initial public offering; therefore, these expenses are not a liability to us as of March 31, 2010.

During the three months ended March 31, 2010, we had a net loss of $1,755 due to general and administrative costs. These general and administrative costs consisted of bank fees incurred on our deposit accounts. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make investments.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. There have been no significant changes to our policies during 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The following risks should be read together with the risk factors disclosed in the “Risk Factors” section of our registration statement on Form S-11 (File No. 333-161449).

We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our stockholders’ investment.

We rely upon our sponsors and the other real estate professionals affiliated with our sponsors, to identify suitable investments. The private KBS-sponsored programs, especially those that are currently raising offering proceeds, as well as the institutional investors for whom KBS affiliates serve as investment advisors, also rely upon our KBS sponsors for investment opportunities. In addition, KBS REIT I, KBS REIT II, KBS REIT III and KBS Strategic Opportunity REIT, which are also externally advised by our advisor, rely upon our KBS sponsors. The private Legacy-sponsored programs rely upon certain of our Legacy sponsors for investment opportunities. To the extent that our advisor faces competing demands upon its time which cause it to breach its fiduciary duties to us at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in our offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of our offering and the competition from other entities that may be better positioned to acquire the types of properties and other investments we desire to purchase increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the distribution of cash distributions attributable to those particular properties. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property.

Our sponsors, our officers, KBS Capital Advisors and the real estate professionals assembled by our advisor will face competing demands relating to their time and this may cause our operations and our stockholders’ investment to suffer.

We rely on our sponsors, our officers, KBS Capital Advisors and on real estate professionals that our advisor retains to provide services to us, for the day-to-day operation of our business. Messrs. Bren, McMillan and Snyder and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II and KBS REIT III, and Mr. Bren is an executive officer of KBS Realty Advisors and its affiliates, the advisors of the other KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. In addition, Messrs. McMillan and Snyder and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT. Mr. Butcher is Chairman of the Board and Chief Executive Officer of Legacy Partners Residential, Inc., a firm that, together with Legacy Partners Commercial, LLC and other affiliated entities, manages a commercial and residential real estate portfolio currently valued in excess of $6 billion. Mr. Butcher is integral to the management of Legacy Partners Realty Funds I, II & III. Mr. Henry is President of Legacy Partners Residential, Inc., for which Mr. Hays acts as Chief Financial Officer and Executive Managing Director. Messrs. Butcher, Henry and Hays are all involved in the management of the Legacy Partners Affordable Housing Fund. As a result of their interests in other programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, on behalf of themselves and others, Messrs. Bren, Butcher, Henry, Hays, McMillan and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us and other KBS- and Legacy-sponsored programs and other business activities in which they are involved. Should our advisor breach its fiduciary duty to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments, and the value of our stockholders’ investment, may decline.

PART II. OTHER INFORMATION (CONTINUED)

Item 1A.	Risk Factors (continued)

All of our executive officers, some of our directors and the key real estate professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in affiliates of our sponsors, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, some of our directors and key real estate professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the sub-advisor, our dealer manager and other sponsor-affiliated entities. Through sponsor-affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate-related assets. Through KBS Capital Advisors and KBS Realty Advisors some of these persons work on behalf of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT and other KBS-sponsored programs. And through Legacy Residential and Legacy Commercial affiliated entities some of these persons serve as managers for Legacy Partners Affordable Housing Fund, Legacy Partners Realty Fund I, Legacy Partners Realty Fund II, and Legacy Partners Realty Fund III. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that breach their fiduciary duties to us and is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	On March 12, 2010, our Registration Statement on Form S-11 (File No. 333-161449), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on March 12, 2010 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of March 31, 2010, our advisor has incurred organization and offering costs on our behalf of approximately $1.9 million. These costs are not recorded in our financial statements as of March 31, 2010 because such costs are not a liability of ours until the minimum number of shares of our common stock is issued, and such costs will only become a liability of ours to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the repurchase of shares under our share redemption program; development costs; capital expenditures; tenant improvement costs and other funding obligations.

c)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.

Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held his or her shares for one year.

•

During any calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

•

We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to the program, as amended, we currently redeem shares as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price would be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our primary offering or a follow-on public offering, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share upon completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through this offering or follow-on public offerings – and have not done so for 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.

We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

During the three months ended March 31, 2010, we did not redeem any shares pursuant to our share redemption program because no shares were eligible for redemption.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement as adopted on January 8, 2010, incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 12, 2010

3.2	Amended and Restated Bylaws, incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 12, 2010

4.1	Form of Subscription Agreement, included as Appendix A to the Company’s final prospectus dated March 12, 2010

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed October 2, 2009

4.3	Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the Company’s final prospectus dated March 12, 2010

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 23, 2010

4.5	Amended and Restated Escrow Agreement dated March 8, 2010

10.1	Advisory Agreement dated January 25, 2010, incorporated by reference to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 23, 2010

10.2	Dealer Manager Agreement with Selected Dealer Agreement dated March 12, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date: May 17, 2010	By:	/S/ C. PRESTON BUTCHER
C. Preston Butcher
Chairman of the Board, Chief Executive Officer and Director

Date: May 17, 2010	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Office, Treasurer and Secretary