Form 10-Q
period 2010-06-30
KBS Legacy Partners Apartment REIT, Inc.
filed 2010-08-13
CIK 1469822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 11, 2010, there were 20,000 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

FORM 10-Q

June 30, 2010

INDEX

PART I.	FINANCIAL INFORMATION		2

	Item 1.	Financial Statements	2

		Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	2

		Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 (unaudited)	3

		Consolidated Statements of Stockholder’s Equity for the Period from July 31, 2009 (inception) to December 31, 2009 and the Six Months Ended June 30, 2010 (unaudited)	4

		Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2010 (unaudited)	5

		Condensed Notes to Consolidated Financial Statements as of June 30, 2010 (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

	Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION		22

	Item 1.	Legal Proceedings	22

	Item 1A.	Risk Factors	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 3.	Defaults upon Senior Securities	25

	Item 4.	(Removed and Reserved)	25

	Item 5.	Other Information	25

	Item 6.	Exhibits	26

SIGNATURES			27

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$195,459	$198,974

Total assets	$195,459	$198,974

Liabilities and stockholder’s equity
Total liabilities	$—	$—

Commitments and contingencies

Stockholder’s equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(4,541)	(1,026)

Total stockholder’s equity	195,459	198,974

Total liabilities and stockholder’s equity	$195,459	$198,974

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Revenues:	$—	$—

Expenses:
General and administrative expenses	1,760	3,515

Net loss	$(1,760)	$(3,515)

Net loss per common share, basic and diluted	$(0.09)	$(0.18)

Weighted-average number of common shares outstanding, basic and diluted	20,000	20,000

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Period from July 31, 2009 (inception) to December 31, 2009 and the Six Months Ended June 30, 2010

(unaudited)

	Common Stock		Additional	Accumulated	Total Stockholder’s
	Shares	Amounts	Paid-in Capital	Deficit	Equity
Balance, July 31, 2009 (inception)	—	$—	$—	$—	$—
Issuance of common stock	20,000	200	199,800	—	200,000
Net loss	—	—	—	(1,026)	(1,026)

Balance, December 31, 2009	20,000	$200	$199,800	$(1,026)	$198,974
Net loss	—	—	—	(3,515)	(3,515)

Balance, June 30, 2010	20,000	$200	$199,800	$(4,541)	$195,459

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2010

(unaudited)

Cash Flows from Operating Activities:
Net loss	$(3,515)

Net cash used in operating activities	(3,515)

Net decrease in cash and cash equivalents	(3,515)
Cash and cash equivalents, beginning of period	198,974

Cash and cash equivalents, end of period	$195,459

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of June 30, 2010 and December 31, 2009, the 20,000 shares of common stock owned by the Sub-Advisor were the only issued and outstanding shares of the Company.

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

As of June 30, 2010, the Company has not broken escrow in its Offering and neither the Company nor the Operating Partnership had acquired or contracted to make any investments. Subsequent to June 30, 2010, the Company, through an indirect wholly-owned subsidiary, entered into a purchase and sale agreement to purchase a Class A apartment complex located in Irving, Texas. See Note 4, “Subsequent Events - Investments Subsequent to June 30, 2010 - Purchase and Sale Agreement for Dakota Hill.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, REIT Holdings and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of June 30, 2010 and December 31, 2009.

At June 30, 2010 and December 31, 2009, the Company’s cash and cash equivalents balance was $0.2 million, which approximates the fair value due to the short term nature of these items.

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

June 30, 2010

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities will require the Company to make significant assumptions, such as market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.

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

June 30, 2010

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

June 30, 2010

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

The Company will classify as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares will be contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. As of June 30, 2010 and December 31, 2009, no shares had been tendered for redemption or redeemed by the Company because no shares were eligible for redemption.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

Related Party Transactions

Pursuant to the Advisory Agreement and Dealer Manager Agreement, the Company is obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement.

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

In the event the Minimum Number of Shares of the Company’s common stock is not sold to the public, the Company will terminate the Offering and will have no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs. As of June 30, 2010 and December 31, 2009, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $2.1 million and $1.3 million, respectively. These costs are not recorded in the financial statements of the Company as of June 30, 2010 because such costs are not a liability of the Company until the Minimum Number of Shares of the Company’s common stock is issued, and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. When recorded by the Company, organization costs will be expensed as incurred, which include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company; and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholder’s equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering.

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

June 30, 2010

(unaudited)

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

General and Administrative Expenses

General and administrative expenses, totaling $1,760 and $3,515 for the three and six months ended June 30, 2010, respectively, consisted of bank fees incurred on the Company’s deposit accounts. As of June 30, 2010, the Advisor has incurred $0.2 million of general and administrative expenses on behalf of the Company, all of which remains unpaid. The repayment of these expenses is contingent on the Company issuing the Minimum Number of Shares and therefore these expenses are not a liability of the Company as of June 30, 2010. During the six months ended June 30, 2010, $107,000 of independent director compensation was incurred. The payment of independent director compensation is contingent on the Company issuing the Minimum Number of Shares and therefore the independent director compensation is not a liability of the Company as of June 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

June 30, 2010

(unaudited)

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

June 30, 2010

(unaudited)

4. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Investments Subsequent to June 30, 2010

Purchase and Sale Agreement for Dakota Hill

On August 5, 2010, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement to purchase a Class A apartment complex, containing 452,227 square feet located on approximately 20.3-acres of land in Irving, Texas (“Dakota Hill”). The seller is not affiliated with the Company or the Advisor.

Dakota Hill is located in the Valley Ranch community of Irving, Texas and consists of 504 apartment units. Dakota Hill is approximately 94% leased. The purchase price of Dakota Hill is approximately $36.1 million plus closing costs. The Company would fund the purchase of Dakota Hill through the assumption of an existing mortgage loan from an unaffiliated lender (the “Dakota Hill Mortgage Loan”) and proceeds from a bridge loan from the Advisor (the “Advisor Bridge Loan”). The Dakota Hill Mortgage Loan has an outstanding principal balance of approximately $23.2 million and bears interest at a variable rate of 362 basis points over the one-month Freddie Mac Reference Bills index rate, but at no point shall the interest rate be more than 7.25%. The Dakota Hill Mortgage Loan matures in February 2017. The Advisor Bridge Loan would have a principal balance not to exceed $13.8 million and would bear interest at a fixed rate of 6% per annum, maturing 9 months from the closing date. The Company would be responsible for closing costs related to the Advisor Bridge Loan, as well as a 1% commitment fee payable to the Advisor.

Due to the unique investment opportunity presented by Dakota Hill and the early stage of the Company’s operations, the board of directors has expressly considered and approved leverage in excess of the Company’s general charter-imposed limitations in connection with approving the Dakota Hill Mortgage Loan and the Advisor Bridge Loan.

There can be no assurance that the Company will complete the acquisition. On August 5, 2010, the Advisor advanced an initial deposit of $500,000, which the Company will be responsible for reimbursing from closing proceeds. In some circumstances, if the Company fails to complete the acquisition without legal excuse, the Company may nevertheless remain obligated to repay the $500,000 of earnest money.

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

The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have no operating history, and as of June 30, 2010, our total assets consist of $195,459 cash and cash equivalents. We have not identified any investments to acquire.

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

•

We may incur debt exceeding 75% of the cost of our tangible assets with the approval of the conflicts committee. During the early stages of our initial public offering, we expect that our conflicts committee may approve debt in excess of this limit. Higher debt levels increase the risk of your investment.

•	Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.

All forward-looking statements should be read in light of the factors described herein and identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-161449) filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time, and the risks identified in Part II, Item 1A of this quarterly report on Form 10-Q for the quarter ended June 30, 2010.

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

As of June 30, 2010, we had not broken escrow in our initial public offering or originated, acquired or contracted to make any investments. Subsequent to June 30, 2010, we, through an indirect wholly-owned subsidiary, entered into a purchase and sale agreement to purchase a Class A apartment complex located in Irving, Texas. See “Subsequent Events - Investment Subsequent to June 30, 2010 - Purchase and Sale Agreement for Dakota Hill.”

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

Market Outlook – Multi-Family Real Estate and Finance Markets

The recent recession in the U.S. economy, the so-called “Great Recession,” resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies at multifamily properties increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Also, capitalization rates of multifamily properties increased and caused values to decline.

The ultimate impact of the Great Recession on multifamily real estate is difficult to predict; however, the first half of 2010 has had positive signs that multifamily real estate has bottomed-out and is in recovery. Vacancy declined, rents increased, and capitalization rates decreased. Further, in the mid to long-term, there are several trends that we expect will increase the fundamentals of and demand for multifamily housing.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

According to the U.S. Bureau of Labor Statistics, there were approximately 8.4 million jobs lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. The unemployment rate peaked in 2009 at 10.1%, up from 5.0% in December 2007. As of June 2010, the unemployment rate was 9.5% with 14.6 million unemployed persons in the U.S., as opposed to 7.7 million in December 2007. Employment has increased by 882,000 jobs in 2010.

REIS, Inc. reported that apartment vacancies in the U.S. were down in the second quarter of 2010 to 7.8% from 8.0% reported for the 4th quarter of 2009, the latter being the highest level on record since REIS began tracking apartment vacancies in 1980 (REIS, Inc. – “Apartment First Glance,” 2010 Quarter 2). Apartment vacancies had risen steadily each quarter since December 2007 when the vacancy rate was 5.7%. REIS also reported that effective rents for apartments were up for the second straight quarter in 2010 rising 0.3% in the 1st quarter and 0.7% in the 2nd quarter. This is in contrast to the decline in effective rents of 2.9% in 2009.

Multifamily capitalization rates in the U.S. were 6.7% in May 2010, down from 7.2% in December 2009, but still above the record lows of 6.1% set in 2005 – 2007 (Real Capital Analytics, “RCA Historical Statistics by Year – May 2010”).

In the medium- and long-term, we believe the prospects for multifamily real estate investment are promising. We expect several positive demographic trends, as noted below, will drive the demand for multifamily housing throughout this decade.

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

•

Diminished supply – According to Witten Advisors (“United States,” Second Quarter 2010), multifamily rental construction starts were 82,200 units for the year ending April 2010, a 50-year low, and are expected to remain near this historic low throughout 2010 before beginning a “mild” recovery in 2011-2012.

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

Liquidity and Capital Resources

We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2010, we have not made any investments, and our total assets consist of $195,459 of cash and cash equivalents.

We will not sell any shares in our initial public offering unless we raise a minimum of $2,500,000 in gross offering proceeds from persons who are not affiliated with us or our sponsors. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.

We currently have no outstanding debt. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing will be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter does not limit us from incurring debt until our borrowings would exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, though we may exceed this limit under certain circumstances. During the early stages of our initial public offering, we expect that the conflicts committee may approve debt in excess of this limit.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee. As of June 30, 2010, we had not broken escrow in our ongoing initial public offering. As of June 30, 2010, we had not acquired or contracted to acquire any investments.

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

Results of Operations

We were formed on July 31, 2009 and, as of June 30, 2010, we have not commenced operations. We will not commence any significant operations until we have raised the minimum offering amount of $2,500,000 from persons who are not affiliated with us or our advisor and have made investments with the net proceeds from our ongoing initial public offering. As of June 30, 2010, KBS Capital Advisors has incurred organization and offering expenses on our behalf of $2.1 million and general and administrative expenses on our behalf of $0.2 million. Our reimbursement to the advisor of these organization and offering costs and general and administrative expenses is contingent on us raising the minimum offering amount in our ongoing initial public offering and therefore these costs are not our liabilities as of June 30, 2010. In addition, as of June 30, 2010, we have incurred $107,000 in independent director compensation. The payment of independent director compensation is also contingent upon us raising the minimum offering amount in our ongoing initial public offering; therefore, these expenses are not a liability to us as of June 30, 2010.

During the three and six months ended June 30, 2010, we had a net loss of $1,760 and $3,515, respectively, due to general and administrative costs. These general and administrative costs consisted of bank fees incurred on our deposit accounts. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make investments.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our consolidated financial statements for the year ended December 31, 2009 contained in our Registration Statement on Form S-11 (file No. 333-161449) filed with the SEC. There have been no significant changes to our policies during 2010.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Investment Subsequent to June 30, 2010

Purchase and Sale Agreement for Dakota Hill

On August 5, 2010, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement to purchase a Class A apartment complex, containing 452,227 square feet located on approximately 20.3-acres of land in Irving, Texas (“Dakota Hill”). The seller is not affiliated with us or our advisor.

Dakota Hill is located in the Valley Ranch community of Irving, Texas and consists of 504 apartment units. Dakota Hill is approximately 94% leased. The purchase price of Dakota Hill is approximately $36.1 million plus closing costs. We would fund the purchase of Dakota Hill through the assumption of an existing mortgage loan from an unaffiliated lender (the “Dakota Hill Mortgage Loan”) and proceeds from a bridge loan from our advisor (the “Advisor Bridge Loan”). The Dakota Hill Mortgage Loan has an outstanding principal balance of approximately $23.2 million and bears interest at a variable rate of 362 basis points over the one-month Freddie Mac Reference Bills index rate, but at no point shall the interest rate be more than 7.25%. The Dakota Hill Mortgage Loan matures in February 2017. The Advisor Bridge Loan would have a principal balance not to exceed $13.8 million and would bear interest at a fixed rate of 6% per annum, maturing 9 months from the closing date. We would be responsible for closing costs related to the Advisor Bridge Loan, as well as a 1% commitment fee payable to our advisor.

Due to the unique investment opportunity presented by Dakota Hill and the early stage of our operations, the board of directors has expressly considered and approved leverage in excess of our general charter-imposed limitations in connection with approving the Dakota Hill Mortgage Loan and the Advisor Bridge Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

There can be no assurance that we will complete the acquisition. On August 5, 2010, our advisor advanced an initial deposit of $500,000, which we will be responsible for reimbursing from closing proceeds. In some circumstances, if we fail to complete the acquisition without legal excuse, we may nevertheless remain obligated to repay the $500,000 of earnest money.

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

Item 4.	Controls and Procedures

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

The following risk factors update, supersede and replace, as appropriate, risk factors disclosed in Item 1A of our quarterly report on Form 10-Q for the period ended March 31, 2010 and those disclosed in the “Risk Factors” section of our registration statement on Form S-11 (File No. 333-161449).

The offering price of our shares was not established on an independent basis; the actual value of our stockholders’ investment may be substantially less than what they pay. We may use the most recent price paid to acquire a share in our offering or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when our advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any independent valuation, the offering price may not be indicative of the proceeds that our stockholders would receive upon liquidation. Further, the offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker-dealers.

To assist FINRA members and their associated persons that participate in this public offering of common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, KBS Capital Advisors estimated the value of our common shares as $10.00 per share as of December 31, 2009. The basis for this valuation is the fact that the offering price of our shares of common stock in our primary offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities—whether through our initial public offering or follow-on public offerings—and have not done so for 18 months. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.) We currently expect to update the estimated value per share every 12 to 18 months thereafter. Our charter does not restrict our ability to conduct offerings in the future, and if our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering.

Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our primary offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not derived from, the fair market value of our properties and other assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from the primary offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

When determining the estimated value of our shares by methods other than the last price paid to acquire a share in our primary offering, our advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

PART II. OTHER INFORMATION (CONTINUED)

Item 1A.	Risk Factors (continued)

If the fiduciary of an employee pension benefit plan subject to ERISA (such as profit sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA custodians should consult with counsel before making an investment in our common shares.

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	On March 12, 2010, our Registration Statement on Form S-11 (File No. 333-161449), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on March 12, 2010 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of June 30, 2010, our advisor has incurred organization and offering costs on our behalf of approximately $2.1 million. These costs are not recorded in our financial statements as of June 30, 2010 because such costs are not a liability of ours until the minimum number of shares of our common stock is issued, and such costs will only become a liability of ours to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; development costs; capital expenditures; tenant improvement costs and other funding obligations.

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

Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price would be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our primary offering or a follow-on public offering, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share upon completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.

We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

During the six months ended June 30, 2010, we did not redeem any shares pursuant to our share redemption program because no shares were eligible for redemption.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement as adopted on January 8, 2010, incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 12, 2010

3.2	Amended and Restated Bylaws, incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 12, 2010

4.1	Form of Subscription Agreement, included as Appendix A to the Company’s final prospectus dated March 12, 2010

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed October 2, 2009

4.3	Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the Company’s final prospectus dated March 12, 2010

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 23, 2010

4.5	Amended and Restated Escrow Agreement dated March 8, 2010, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2010 filed on May 17, 2010

10.1	Advisory Agreement dated January 25, 2010, incorporated by reference to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 23, 2010

10.2	Dealer Manager Agreement with Selected Dealer Agreement dated March 12, 2010, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2010 filed on May 17, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date: August 13, 2010	By:	/S/ C. PRESTON BUTCHER
C. Preston Butcher
Chairman of the Board, Chief Executive Officer and Director

Date: August 13, 2010	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Office, Treasurer and Secretary