Form 10-Q
period 2010-09-30
KBS Legacy Partners Apartment REIT, Inc.
filed 2010-11-10
CIK 1469822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, there were 20,000 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

FORM 10-Q

September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$193,659	$198,974

Total assets	$193,659	$198,974

Liabilities and stockholder’s equity
Total liabilities	$—	$—

Commitments and contingencies

Stockholder’s equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(6,341)	(1,026)

Total stockholder’s equity	193,659	198,974

Total liabilities and stockholder’s equity	$193,659	$198,974

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Revenues:	$—	$—

Expenses:
General and administrative expenses	1,800	5,315

Net loss	$(1,800)	$(5,315)

Net loss per common share, basic and diluted	$(0.09)	$(0.27)

Weighted-average number of common shares outstanding, basic and diluted	20,000	20,000

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the Period from July 31, 2009 (inception) to December 31, 2009 and the Nine Months Ended September 30, 2010

(unaudited)

	Common Stock		Additional	Accumulated	Total Stockholder’s
	Shares	Amounts	Paid-in Capital	Deficit	Equity
Balance, July 31, 2009 (inception)	—	$—	$—	$—	$—
Issuance of common stock	20,000	200	199,800	—	200,000
Net loss	—	—	—	(1,026)	(1,026)

Balance, December 31, 2009	20,000	$200	$199,800	$(1,026)	$198,974
Net loss	—	—	—	(5,315)	(5,315)

Balance, September 30, 2010	20,000	$200	$199,800	$(6,341)	$193,659

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2010

(unaudited)

Cash Flows from Operating Activities:
Net loss	$(5,315)

Net cash used in operating activities	(5,315)

Net decrease in cash and cash equivalents	(5,315)
Cash and cash equivalents, beginning of period	198,974

Cash and cash equivalents, end of period	$193,659

See accompanying notes.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of September 30, 2010 and December 31, 2009, the 20,000 shares of common stock owned by the Sub-Advisor were the only issued and outstanding shares of the Company.

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

As of September 30, 2010, the Company has not broken escrow in its Offering. On October 26, 2010, the Company, through an indirect wholly-owned subsidiary, purchased a Class A apartment complex located in Irving, Texas. See Note 4, “Subsequent Events - Investment and Financings Subsequent to September 30, 2010 - Acquisition of Legacy at Valley Ranch.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, REIT Holdings and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of September 30, 2010 and December 31, 2009.

At September 30, 2010 and December 31, 2009, the Company’s cash and cash equivalents balance was approximately $0.2 million, which approximates the fair value due to the short term nature of these items.

Revenue Recognition

The Company expects to lease apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. Rental revenue, net of concessions, will be recognized on a straight-line basis over the term of the lease.

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

September 30, 2010

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

September 30, 2010

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

September 30, 2010

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

September 30, 2010

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

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of its common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share upon completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities - whether through the primary offering or a follow-on public offering - and has not done so for 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

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

The Company will classify as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares will be contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. As of September 30, 2010 and December 31, 2009, no shares had been tendered for redemption or redeemed by the Company because no shares were eligible for redemption.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

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

In the event the Minimum Number of Shares of the Company’s common stock is not sold to the public, the Company will terminate the Offering and will have no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs. As of September 30, 2010 and December 31, 2009, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $2.5 million and $1.3 million, respectively. These costs are not recorded in the financial statements of the Company as of September 30, 2010 because such costs are not a liability of the Company until the Minimum Number of Shares of the Company’s common stock is issued, and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. When recorded by the Company, organization costs will be expensed as incurred, which include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company; and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholder’s equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering.

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

September 30, 2010

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

General and Administrative Expenses

General and administrative expenses, totaling $1,800 and $5,315 for the three and nine months ended September 30, 2010, respectively, consisted of bank fees incurred on the Company’s deposit accounts. As of September 30, 2010, the Advisor has incurred $0.3 million of general and administrative expenses on behalf of the Company, all of which remains unpaid. The repayment of these expenses is contingent on the Company issuing the Minimum Number of Shares and therefore these expenses are not a liability of the Company as of September 30, 2010. During the nine months ended September 30, 2010, the Advisor had also incurred $0.2 million of independent director compensation. The payment of independent director compensation is contingent on the Company issuing the Minimum Number of Shares and therefore the independent director compensation is not a liability of the Company as of September 30, 2010.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2010

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

3. COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company is dependent on the Advisor, the Sub-Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

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

September 30, 2010

(unaudited)

4. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Investment and Financings Subsequent to September 30, 2010

Acquisition of Legacy at Valley Ranch

On October 26, 2010, the Company, through an indirect wholly owned subsidiary, purchased a 452,227 square feet Class A apartment complex, containing 504 units located on approximately 20.3 acres of land in Irving, Texas (“Legacy at Valley Ranch”). In connection with the closing of this acquisition the Company renamed the property from Dakota Hill to Legacy at Valley Ranch. The seller is not affiliated with the Company or the Advisor. The purchase price of Legacy at Valley Ranch was $36.1 million plus closing costs. The Company funded the acquisition of Legacy at Valley Ranch through the assumption of an existing mortgage loan from an unaffiliated lender (the “Legacy at Valley Ranch Mortgage Loan”) and with proceeds from a bridge loan from the Advisor (the “Advisor Bridge Loan”). The Company expects to repay the Advisor Bridge Loan with the proceeds from the Company’s ongoing initial public offering.

Legacy at Valley Ranch is located in the Valley Ranch community of Irving, Texas and is currently 94% leased.

Legacy at Valley Ranch Financing

On October 26, 2010, in connection with the acquisition of Legacy at Valley Ranch, the Company assumed the Legacy at Valley Ranch Mortgage Loan and borrowed $14.0 million pursuant to the Advisor Bridge Loan.

The Legacy at Valley Ranch Mortgage Loan has an outstanding principal balance of $23.2 million and bears interest at a variable rate of 362 basis points over the one-month Freddie Mac Reference Bills index rate, but at no point shall the interest rate be more than 7.25%. Monthly payments include principal and interest with principal calculated using an amortization of 30 years with the remaining principal balance due at maturity. The Legacy at Valley Ranch Mortgage Loan matures in February 2017.

The Advisor Bridge Loan has an outstanding principal balance of $14.0 million and bears simple interest from the date advanced at a rate of 6% per annum. The Company is responsible for closing costs related to the Advisor Bridge Loan, as well as a 1% commitment fee payable to the Advisor. The Company may prepay the unpaid principal balance under the Advisor Bridge Loan, in whole or in part, together with all interest then accrued under the note, at any time, without premium or penalty. The Advisor may upon written demand require the Company to prepay outstanding amounts under the Advisor Bridge Loan, in whole or in part, provided that funds are available from the proceeds of the Company’s ongoing initial public offering. Pursuant to the Advisor Bridge Loan, funds are deemed available from the Company’s offering if neither the Company nor any of their subsidiaries have used or become contractually obligated to use such proceeds for the payment of fees and expenses related to the Company’s operations, including, but not limited to, any fees and expenses related to real estate investments, payment of principal or interest on third-party debt obligations, general and administrative expenses, other general corporate purposes or distributions (including dividend payments to stockholders) accrued as of the date of the Advisor’s demand. The Advisor Bridge Loan is unsecured. The Company’s board of directors and conflicts committee reviewed the proposed terms of the Advisor Bridge Loan and determined such terms to be fair and reasonable to the Company and on terms no less favorable to the Company than comparable loans between unaffiliated parties.

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

•	We have no operating history, and as of September 30, 2010, our total assets were $0.2 million.

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

All forward-looking statements should be read in light of the factors described herein and identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-161449) filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time, and the risks identified in Part II, Item 1A of our quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

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

As of September 30, 2010, we had not broken escrow in our initial public offering. On October 26, 2010, we, through an indirect wholly-owned subsidiary, purchased a Class A apartment complex located in Irving, Texas. See “Subsequent Events - Investment and Financings Subsequent to September 30, 2010 - Acquisition of Legacy at Valley Ranch.”

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

Market Outlook – Multi-Family Real Estate and Finance Markets

The Great Recession of 2008 – 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies at multifamily properties increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Also, capitalization rates of multifamily properties increased and caused values to decline.

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

According to the U.S. Bureau of Labor Statistics, there were approximately 8.4 million jobs lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. The unemployment rate peaked in 2009 at 10.1%, up from 5.0% in December 2007. As of September 2010, the unemployment rate was 9.6% with 14.8 million unemployed persons in the U.S., in contrast to the 7.7 million that were unemployed in December 2007. Employment has increased by 613,000 jobs in 2010.

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

Multifamily capitalization rates in the U.S. were 6.1% in August 2010, down from 7.2% in December 2009, but still above the record low of 5.3% set in November 2005 (Real Capital Analytics, “RCA Historical Statistics by Month – August 2010”).

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

•

Immigration – Foreign-born renters represented 18.4% of all renters in 2005. (Rosen Consulting Group, “The National Apartment Market,” June 2009). According to the U.S. Census Bureau, immigration is expected to add about 1.4 million individuals per year to the U.S. population. This immigration-driven increase in population, when combined with the natural U.S. population increase, will increase the demand for all types of housing, including apartments, over the next decade.

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

•

Diminished supply – According to Witten Advisors (“United States,” Third Quarter 2010), multifamily rental construction starts were 82,600 units for the 12 months ending June 2010, a 50-year low, and are expected to remain near this historic low throughout 2010 before beginning a “mild” recovery in 2011-2012.

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

Liquidity and Capital Resources

We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase and originate real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2010, we have not made any investments, and our total assets consist of approximately $0.2 million of cash and cash equivalents.

We will not sell any shares in our initial public offering unless we raise a minimum of $2,500,000 in gross offering proceeds from persons who are not affiliated with us or our sponsors. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.

As of September 30, 2010, we had no outstanding debt. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing will be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter does not limit us from incurring debt until our borrowings would exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, though we may exceed this limit under certain circumstances. During the early stages of our initial public offering, we expect that the conflicts committee may approve debt in excess of this limit.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our advisor for reimbursement of certain organization and offering expenses. However, our advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee. As of September 30, 2010, we had not broken escrow in our ongoing initial public offering. Subsequent to September 30, 2010, we acquired a Class A apartment complex located in Irving, Texas. See “Subsequent Events - Investment and Financings Subsequent to September 30, 2010 - Acquisition of Legacy at Valley Ranch.”

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

Results of Operations

We were formed on July 31, 2009 and, as of September 30, 2010, we had not commenced operations. As of September 30, 2010, our advisor has incurred organization and offering expenses on our behalf of $2.5 million and general and administrative expenses on our behalf of $0.3 million. Our reimbursement to our advisor of these organization and offering costs and general and administrative expenses is contingent on us raising the minimum offering amount in our ongoing initial public offering and therefore these costs are not our liabilities as of September 30, 2010. In addition, as of September 30, 2010, our advisor also incurred $0.2 million in independent director compensation. The payment of independent director compensation is also contingent upon us raising the minimum offering amount in our ongoing initial public offering; therefore, these expenses are not a liability to us as of September 30, 2010.

During the three and nine months ended September 30, 2010, we had a net loss of $1,800 and $5,315, respectively, due to general and administrative costs. These general and administrative costs consisted of bank fees incurred on our deposit accounts. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make investments.

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

Investment and Financings Subsequent to September 30, 2010

Acquisition of Legacy at Valley Ranch

On October 26, 2010, we, through an indirect wholly owned subsidiary, purchased a 452,227 square feet Class A apartment complex, containing 504 units located on approximately 20.3 acres of land in Irving, Texas (“Legacy at Valley Ranch”). In connection with the closing of this acquisition we renamed the property from Dakota Hill to Legacy at Valley Ranch. The seller is not affiliated with us or our advisor. The purchase price of Legacy at Valley Ranch was $36.1 million plus closing costs. We funded the acquisition of Legacy at Valley Ranch through the assumption of an existing mortgage loan from an unaffiliated lender (the “Legacy at Valley Ranch Mortgage Loan”) and with proceeds from a bridge loan from our advisor (the “Advisor Bridge Loan”). We expect to repay the Advisor Bridge Loan with the proceeds from our ongoing initial public offering.

Legacy at Valley Ranch is located in the Valley Ranch community of Irving, Texas and is currently 94% leased.

Legacy at Valley Ranch Financing

On October 26, 2010, in connection with the acquisition of Legacy at Valley Ranch, we assumed the Legacy at Valley Ranch Mortgage Loan and borrowed $14.0 million pursuant to the Advisor Bridge Loan.

The Legacy at Valley Ranch Mortgage Loan has an outstanding principal balance of $23.2 million and bears interest at a variable rate of 362 basis points over the one-month Freddie Mac Reference Bills index rate, but at no point shall the interest rate be more than 7.25%. Monthly payments include principal and interest with principal calculated using an amortization of 30 years with the remaining principal balance due at maturity. The Legacy at Valley Ranch Mortgage Loan matures in February 2017.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Advisor Bridge Loan has an outstanding principal balance of $14.0 million and bears simple interest from the date advanced at a rate of 6% per annum. We are responsible for closing costs related to the Advisor Bridge Loan, as well as a 1% commitment fee payable to our advisor. We may prepay the unpaid principal balance under the Advisor Bridge Loan, in whole or in part, together with all interest then accrued under the note, at any time, without premium or penalty. Our Advisor may upon written demand require us to prepay outstanding amounts under the promissory note, in whole or in part, provided that funds are available from the proceeds of our ongoing initial public offering. Pursuant to the Advisor Bridge Loan, funds are deemed available from our offering if neither us nor any of our subsidiaries have used or become contractually obligated to use such proceeds for the payment of fees and expenses related to our operations, including, but not limited to, any fees and expenses related to real estate investments, payment of principal or interest on third-party debt obligations, general and administrative expenses, other general corporate purposes or distributions (including dividend payments to stockholders) accrued as of the date of the Advisor’s demand. The Advisor Bridge Loan is unsecured. Our board of directors and conflicts committee reviewed the proposed terms of the Advisor Bridge Loan and determined such terms to be fair and reasonable to us and on terms no less favorable to us than comparable loans between unaffiliated parties.

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

Please see the risk factors disclosed in Item 1A of our quarterly reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010 and those disclosed in the “Risk Factors” section of our registration statement on Form S-11 (File No. 333-161449).

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	On March 12, 2010, our Registration Statement on Form S-11 (File No. 333-161449), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on March 12, 2010 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of September 30, 2010, our advisor has incurred organization and offering costs on our behalf of approximately $2.5 million. These costs are not recorded in our financial statements as of September 30, 2010 because such costs are not a liability of ours until the minimum number of shares of our common stock is issued, and such costs will only become a liability of ours to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.

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

During the nine months ended September 30, 2010, we did not redeem any shares pursuant to our share redemption program because no shares were eligible for redemption.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement as adopted on January 8, 2010, incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 12, 2010

3.2	Amended and Restated Bylaws, incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 12, 2010

4.1	Form of Subscription Agreement, included as Appendix A to the Company’s final prospectus dated March 12, 2010

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed October 2, 2009

4.3	Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the Company’s final prospectus dated March 12, 2010

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 23, 2010

4.5	Amended and Restated Escrow Agreement dated March 8, 2010, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2010 filed on May 17, 2010

10.1	Assignment and Assumption of Agreement for Sale and Purchase of Property between KBS Capital Advisors LLC and KBS Legacy Partners Dakota Hill LLC dated as of August 5, 2010

10.2	Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of March 31, 2010

10.3	First Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of May 25, 2010

10.4	Second Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of June 10, 2010

10.5	Third Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of July 2, 2010

10.6	Fourth Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of July 12, 2010

10.7	Fifth Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of July 15, 2010

PART II. OTHER INFORMATION (CONTINUED)

10.8	Sixth Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of August 3, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date: November 10, 2010	By:	/S/ C. PRESTON BUTCHER
C. Preston Butcher
Chairman of the Board, Chief Executive Officer and Director

Date: November 10, 2010	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Office, Treasurer and Secretary