Form 10-K
period 2010-12-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2011-03-11
CIK 1469822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 333-161449

KBS LEGACY PARTNERS APARTMENT REIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-0668930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

620 Newport Center Drive, Suite 1300 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)

(949) 417-6500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting its ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were no shares of common stock held by non-affiliates at June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 9, 2011, there were 541,994 outstanding shares of common stock of the Registrant, 20,000 of which are held by an affiliate of the Registrant.

FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Legacy Partners Apartment REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

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

•	We will pay substantial fees to and expenses of our advisor, affiliates and broker-dealers. These fees increase our stockholders’ risk of loss.

•	If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

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

•

We may incur debt exceeding 75% of the cost of our tangible assets with the approval of the conflicts committee. During the early stages of our initial public offering, we expect that our conflicts committee may approve debt in excess of this limit. Higher debt levels increase the risk of stockholders’ investment.

•	Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.

•

We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our single real property investment could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, limiting our ability to pay distributions to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

KBS Legacy Partners Apartment REIT, Inc. (the “Company”) was formed on July 31, 2009 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Legacy Partners Limited Partnership, a Delaware limited partnership formed on August 4, 2009 (the “Operating Partnership”), and its subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.

We intend to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of December 31, 2010, we owned one apartment complex.

KBS Capital Advisors LLC (“KBS Capital Advisors”) is our advisor. As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations and our portfolio of real estate assets. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors delegates certain advisory duties to a sub-advisor, KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-advisor”), which is a joint venture among KBS Capital Advisors and Legacy Partners Residential Realty LLC. Notwithstanding such delegation to the sub-advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors makes recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, approves our property and real estate-related investments. KBS Capital Advisors, either directly or through the sub-advisor, will also provide asset-management, marketing, investor-relations and other administrative services on our behalf. We have no paid employees.

On August 19, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public, of which 80,000,000 shares would be offered pursuant to our dividend reinvestment plan. The SEC declared our registration statement effective on March 12, 2010 and we retained KBS Capital Markets Group LLC (“KBS Capital Markets Group”), an affiliate of our advisor, to serve as the dealer manager of the offering pursuant to a dealer manager agreement. The dealer manager is responsible for marketing our shares in our ongoing initial public offering. We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States as described above.

On December 9, 2010, we broke escrow in the offering and through December 31, 2010, we had sold 347,447 shares for gross offering proceeds of $3.4 million, all of which were sold in the primary offering.

Objectives and Strategies

Our primary investment objectives are:

•	to provide our stockholders with attractive and stable cash distributions; and

•	to preserve and return our stockholders’ capital contributions.

We also seek to realize growth in the value of our investments by timing asset sales to maximize their value.

Investment Strategies

Primary Investment Focus

We intend to focus our investment activities on, and use the proceeds of this offering principally for, investment in and management of a diverse portfolio of equity investments in high quality apartment communities located throughout the United States.

We plan to diversify our portfolio by investment type and investment risk, as well as by other factors, with the goal of attaining a portfolio of income-producing properties that provide attractive and stable returns to our investors. We intend to make the majority of our equity investments in investment types that have relatively low investment risk characteristics.

•

Core Apartment Properties. We intend to allocate between 70% and 80% of our portfolio to investments in core apartment communities, which are high quality, well positioned, existing properties producing rental income, generally with at least 85% occupancy. Such properties are generally newer properties that are well-located in major urban or suburban submarkets. Core apartment communities generally have fewer near-term capital expenditure requirements (with minor deferred maintenance or cosmetic improvements, if any, required) and have the demonstrated ability to produce high occupancies and stable cash flows. As a result, core apartment communities tend to have a relatively low investment risk profile.

•

Value-Added and Opportunity-Oriented Properties. We intend to allocate between 20% and 30% of our portfolio to investments in value-added and opportunity-oriented properties at various phases of leasing, development, redevelopment or repositioning. These properties are higher-yield and higher-risk investments than core properties and may experience short-term decreases in income during the lease-up, redevelopment or repositioning phase. Examples of value-added properties include: properties with moderate vacancies, poorly managed and positioned properties and properties owned by distressed sellers. Examples of opportunity-oriented properties include properties under development or construction. Properties that need to be redeveloped or repositioned may require minor or even major construction activity. Construction and development activities will expose us to risks such as cost overruns, carrying costs of projects under construction and development, our builder’s ability to build in conformity with plans and specifications, availability and costs of materials and labor, our inability to obtain tenants, weather conditions and government regulation. Because of these risks, we will seek to acquire such properties only if our Legacy sponsor believes that there is long-term growth potential of the investment after the necessary lease-up, redevelopment or repositioning is complete.

We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets. We may also make equity investments in REITs and other real estate companies with investment objectives similar to ours. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of this offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.

Although this is our target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we focus on the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that we are presented with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio may consist of a greater percentage of real estate-related investments.

We will generally hold fee title or a long-term leasehold estate in the properties we acquire. We may also invest in or acquire operating companies or other entities that own and operate assets that meet our investment objectives. We will make investments in other entities when we consider it more efficient to acquire an entity that already owns assets meeting our investment objectives than to acquire such assets directly. We may also participate with other entities (including non-affiliated entities) in property ownership through joint ventures, limited liability companies, partnerships and other types of common ownership.

We also intend to diversify our real estate property investments by geographic region. Though we are not limited as to the specific geographic areas where we may conduct our operations, we expect to purchase properties in or in close proximity to large metropolitan areas located in the United States. We believe the most attractive investment opportunities will be found in markets that either exhibit high population and employment growth rates or that have significant new supply constraints due to high barriers to entry as a consequence of limited land availability, significant zoning, land use or entitlement restrictions, and high land and construction costs. We will initially focus on markets where Legacy Residential, which is the term that we use to collectively describe Legacy Partners Residential, Inc., Legacy Partners Residential Realty LLC and all of their affiliated residential related entities, has an established market presence, market knowledge and access to potential investments, as well as an ability to direct property management and leasing operations efficiently, all of which are located in either fast growing or high barrier to entry markets in the South and West. Outside of markets where Legacy Residential has an established presence we will leverage the knowledge of our key real estate professionals who have experience in other markets as well as our network of nationwide broker and investor relationships to identify suitable investments, including joint ventures. Although we intend to acquire real estate throughout the U.S., based on the projected population growth in the South and West, the large proportion of Baby Boomers continuing to retire in these regions, and Legacy Residential’s extensive experience acquiring, developing and managing apartment properties in the South and West, it is likely that a significant portion of our portfolio will be located in these areas. We will review and change our target markets periodically in response to changing market opportunities and to maintain a diverse portfolio. Economic and real estate market conditions vary widely across the United States, and we intend to spread our investments across various regions of the United States and among the submarkets within these regions.

We also intend to diversify by investment size. We expect that our real property investments will typically range in size from $15 million to $100 million; however, we may make investments outside of this range. For example, we may make investments for less than $15 million if the acquired property will complement our existing portfolio or we might acquire several smaller properties in close proximity in a desirable supply constrained market that can be operated efficiently on a collective basis. Further, we may invest more than $100 million in a single property if we believe that property will help us meet our investment objectives. We do not expect that we will invest more than $300 million in any single property. For acquisitions requiring more than $100 million of equity investment, we may seek a joint venture partner in order to reduce our equity requirement and associated risk.

We generally intend to hold our core properties for five to ten years, which we believe is the optimal period to enable us to capitalize on the potential for increased income and capital appreciation of properties. We may need to hold our opportunity oriented properties for slightly longer periods to realize the potential for increased income and capital appreciation. However, economic and market conditions may influence us to hold our investments for different periods of time.

Description of Our Apartment Leases. We expect that all of our apartment communities will lease to their tenants under similar lease terms. Consistent with the multi-family industry, we anticipate that our lease terms will range from month-to-month up to fourteen months. These terms provide maximum flexibility for us to implement rental increases when the market will bear such increases.

Property Management and Other Services. With respect to development services, construction services and property management services, although we do not rely exclusively on, nor have a written agreement to exclusively receive services from affiliates of our Legacy sponsors, our advisor may seek such services from our Legacy sponsors. All such service transactions would be subject to approval by our conflicts committee as fair and reasonable and on terms no less favorable than those available from unaffiliated third parties.

Other Investments

Development and Construction of Properties. Although we expect that we will invest primarily in properties that have operating histories or whose construction is complete, from time to time we may invest in unimproved property. However, such investment will not comprise more than 10% of our total assets. We define unimproved property as property not acquired for the purpose of producing rental or other operating income, on which there is no development or construction in progress and none is planned in good faith to commence within one year.

Investments in Equity Securities. We may make equity investments in REITs and other real estate companies with investment objectives similar to ours. We may purchase the common or preferred stock of these entities or options to acquire their stock. We may target a public company that owns multifamily real estate when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of this offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.

We will make investments in other entities when we consider it more efficient to acquire an entity that already owns assets meeting our investment objectives than to acquire such assets directly. We may also participate with other entities in property ownership through joint ventures, limited liability companies, partnerships and other types of common ownership.

Other Possible Investments. Although we expect that most of our property acquisitions will be of the type described above, we may make other investments, such as options to purchase properties and other real estate-related assets. We may enter into arrangements with the seller or developer of a property whereby the seller or developer agrees that if, during a stated period, the property does not generate a specified cash flow, the seller or developer will pay in cash to us a sum necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations. In fact, we may invest in whatever types of interests in real estate that we believe are in our best interests. Although we can purchase any type of interest in real estate-related assets, our charter does limit certain types of investments. We do not expect to invest in properties located outside of the United States. We also do not intend to invest in debt, such as mortgages, subordinated, bridge or other real estate-related loans or debt securities related to or secured by real estate, or make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than interests in real estate properties and other real estate-related assets.

Joint Venture Investments

We may enter into joint ventures, partnerships and other co-ownership arrangements or participations for the purpose of obtaining interests in real estate properties. We may also enter into joint ventures for the development or improvement of properties. Joint venture investments permit us to own interests in large properties and other investments without unduly restricting the diversity of our portfolio. In determining whether to invest in a particular joint venture, our Legacy sponsor will evaluate the real estate properties that such joint venture owns or is being formed to own under the same criteria described elsewhere in this prospectus for the selection of our investments.

Our Legacy sponsor and KBS Capital Advisors will also evaluate the potential joint venture partner as to its financial condition, operating capabilities and integrity. At such time during the term of this offering that KBS Capital Advisors believes that there is a reasonable probability that we will enter into a joint venture for the acquisition of a significant investment, we will supplement this prospectus to disclose the terms of such investment transaction. Stockholders should not rely upon such initial disclosure of any proposed transaction as an assurance that we will ultimately consummate the proposed transaction or that the information we provide in any supplement to this prospectus concerning any proposed transaction will not change after the date of the supplement.

We have not established the specific terms we will require in the joint venture agreements we may enter into. Instead, we will establish the terms with respect to any particular joint venture agreement on a case-by-case basis after our board of directors considers all of the facts that are relevant, such as the nature and attributes of our other potential joint venture partners, the proposed structure of the joint venture, the nature of the operations, the liabilities and assets associated with the proposed joint venture and the size of our interest when compared to the interests owned by other partners in the venture. With respect to any joint venture we enter, we expect to consider the following types of concerns and safeguards:

•

Our ability to manage and control the joint venture — We will consider whether we should obtain certain approval rights in joint ventures we do not control. For proposed joint ventures in which we are to share control with another entity, we will consider the procedures to address decisions in the event of an impasse.

•	Our ability to exit a joint venture — We will consider requiring buy/sell rights, redemption rights or forced liquidation rights.

•

Our ability to control transfers of interests held by other partners to the venture — We will consider requiring consent provisions, a right of first refusal and/or forced redemption rights in connection with transfers.

Financing Objectives

We may use borrowing proceeds to finance acquisitions of new properties or assets; to pay for capital improvements or repairs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio; however, given the current debt market environment, we may elect to forego the use of debt on some or all of our future real estate acquisitions. We may elect to secure financing subsequent to the acquisition date on future real estate properties and initially acquire investments without debt financing. To the extent that we do not finance our properties and other investments, our ability to acquire additional properties will be restricted.

Once we have fully invested the proceeds of this offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We do not intend to exceed the leverage limit in our charter except in the early stages of development when the costs of our investments are most likely to exceed our net offering proceeds, to the extent financing in excess of our charter limit is available at attractive terms. From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing.

We may incur indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties we purchase, publicly and privately-placed debt instruments and/ or financings from institutional investors or other lenders. This indebtedness may be unsecured or secured by mortgages or other interests in our assets, or may be limited to the particular property to which the indebtedness relates.

The form of our indebtedness may be long-term or short-term, fixed or floating rate or in the form of a revolving credit facility. Our Legacy sponsor will seek to obtain financing on our behalf on the most favorable terms available.

Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our debt policy in the future without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, any investment opportunities, the ability of our properties and other investments to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to book value in connection with any change of our borrowing policies.

We will not borrow from our advisor or its affiliates to purchase properties or make other investments unless a majority of the conflicts committee approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

Market Outlook — Multi-Family Real Estate and Finance Markets

The Great Recession of 2008 – 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies at multifamily properties increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Also, capitalization rates of multifamily properties increased and caused values to decline. In contrast, during 2010 there were positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased.

According to the U.S. Bureau of Labor Statistics, there were approximately 8.4 million jobs lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. In 2010, employment increased by 1.1 million jobs. The unemployment rate peaked in 2009 at 10.1%. As of December 2010, the unemployment rate was down to 9.4%.

REIS, Inc. reported that apartment vacancies in the U.S. were 8.0% at the end of 2009. At the end of 2010, apartment vacancies were 6.6% (REIS, Inc. – “Apartment First Glance,” 2010 Quarter 4). REIS also reported that effective rents for apartments were up by 2.3% in 2010, in contrast to the decline in effective rents of 2.9% in 2009.

Multifamily capitalization rates in the U.S. were 7.2% in December 2009. In November 2010, multifamily capitalization rates were down to 6.7%. (Real Capital Analytics, “RCA Historical Statistics by Month – November 2010”).

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

•

Echo Boom – The children of the Baby Boom generation, dubbed the Echo Boomers, will increase the prime rental-age group, 20 to 34 year olds, by 4 million, and will remain at that elevated level through 2020 according to the U.S. Census Bureau.

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

Other positive factors for multifamily real estate investment include:

•

Lower pricing – The weakening of multifamily real estate fundamentals as a result of the Great Recession as noted above, most notably decreasing values, will create opportunities to acquire multifamily assets at capitalization rates closer to historic norms, as opposed to the historic lows of 2005 to 2008.

•

Maturing loans and possible distressed buying opportunities – More than $300 billion of multifamily loans are expected to mature from 2011 to 2015, including $36 billion in CMBS mortgages – 70% of which may not qualify for refinancing. (Marcus & Millichap Research Services – “Special Client Webcast,” January 2011). We believe these conditions will provide opportunities to purchase properties at reduced prices from distressed sellers in need of liquidity or those faced with repayment deadlines.

•

Diminished supply – According to Witten Advisors (“United States,” Fourth Quarter 2010), multifamily rental construction starts were 89,400 units year to date through October 2010, still shy of the 50-year low mark of 97,600 units started in 2009. Multifamily rental construction starts are expected to remain below the number of units needed to support the growing U.S. population and the demands of the Echo and Baby Boomers for several years.

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

Economic Dependency

We are dependent on our advisor, the sub-advisor and the dealer manager for certain services that are essential to us, including the sale of our shares in our ongoing public offering; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of our investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

Competitive Market Factors

The success of our investment portfolio depends, in part, on our ability to acquire apartment communities that provide attractive and stable returns. We face competition from various entities for investment opportunities in apartment community properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

Furthermore, we face competition from other apartment communities for tenants. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities will be located. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates.

Compliance with Federal, State and Local Environmental Law

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

All of our properties have been subject to Phase I environmental assessments at the time they were acquired. Some of the properties we have acquired are subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the properties. Based on our environmental diligence and assessments of our properties and our purchase of pollution and remediation legal liability insurance with respect to some of our properties, we do not believe that environmental conditions at our properties are likely to have a material adverse effect on our operations.

Employees

We have no paid employees. The employees of our advisor and sub-advisor, or their affiliates provide management, acquisition, advisory and certain administrative services for us.

Principal Executive Office

Our principal executive offices are located at 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660. Our telephone number, general facsimile number and web address are (949) 417-6500, (949) 417-6520 and www.kbslegacyreit.com, respectively.

Industry Segments

We have invested in one apartment complex. Substantially all of our revenue and net income (loss) is from real estate, and therefore, we currently operate in one business segment.

Available Information

Access to copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.kbslegacyreit.com, through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A. RISK FACTORS

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to an Investment in Us

Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the public offering price.

Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards and such sale complies with state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing our shares. In its sole discretion, our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice. Further, the share redemption program includes numerous restrictions that would limit the stockholder’s ability to sell his or her shares and, because of these restrictions, we have no funds available to fund redemptions under our share redemption program in 2011. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to their public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions depends upon the performance of KBS Capital Advisors, our advisor, in the acquisition of our investments, including the determination of any financing arrangements. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We are also subject to competition in seeking to acquire real estate-related investments. The more shares we sell in this offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. Our investors must rely entirely on the management abilities of KBS Capital Advisors, the property managers KBS Capital Advisors selects and the oversight of our board of directors. We can give no assurance that KBS Capital Advisors will be successful in obtaining suitable investments on financially attractive terms or that, if KBS Capital Advisors makes investments on our behalf, our objectives will be achieved. If we, through KBS Capital Advisors, are unable to find suitable investments promptly, we will hold the proceeds from this offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

Continued disruptions in the financial markets and poor economic conditions could adversely affect our ability to secure debt financing on attractive terms and the values of the investments we make.

During the past three years, significant and widespread concerns about credit risk and access to capital have been present in the global financial markets. Economies throughout the world have experienced substantially increased unemployment, sagging consumer confidence and a downturn in economic activity. In addition, the failure (and near failure) of several large financial institutions and the failures and expectations of additional failures of smaller financial institutions has led to increased levels of uncertainty and volatility in the financial markets and a continued skepticism in the general business climate.

From a financing perspective, severe dislocations and liquidity disruptions in the credit markets in late 2008 and early 2009 impacted both the cost and availability of commercial real estate debt. The commercial mortgage-backed securities (“CMBS”) market, formerly a significant source of liquidity and debt capital, was inactive for over a year and left a void in the market for long-term, affordable, fixed rate debt. This void has been partially filled by portfolio lenders such as insurance companies, but at very different terms than were available in the past five years. These remaining lenders have generally increased credit spreads, lowered the amount of available proceeds, required recourse security and credit enhancements, and otherwise tightened underwriting standards, while simultaneously limiting lending to existing relationships with borrowers that invest in high quality assets in top tier markets. In addition, lenders have limited the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk. We intend to rely on debt financing to finance our properties. As a result of the credit market turmoil, we may not be able to obtain debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals.

As a result of the decline in general economic conditions, the U.S. commercial real estate industry has experienced deteriorating fundamentals across all major property types and in most geographic markets. In general, tenant defaults have risen, rental rates have fallen, and demand for commercial real estate space in most markets has contracted. These trends have created a highly competitive leasing environment that has resulted in downward pressure on both occupancy and rental rates, resulting in leasing incentives becoming more common. Mortgage delinquencies and defaults have trended upward, with many industry analysts predicting significant credit defaults, foreclosures and capital losses, still to come.

Continued disruptions in the financial markets and poor economic conditions could adversely affect the values of investments we make. These could have the following negative effects on us:

•	the values of our investments in properties could decrease below the amounts we pay for such investments; and

•

revenues from properties we acquire could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay dividends or meet our debt service obligations on debt financing.

These factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.

We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our stockholders’ investment.

We rely upon our sponsors and the other real estate professionals affiliated with our sponsors, to identify suitable investments. The private KBS-sponsored programs, especially those that are currently raising offering proceeds, as well as the institutional investors for whom KBS affiliates serve as investment advisors, also rely upon our KBS sponsors for investment opportunities. In addition, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”) and KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), which are also externally advised by our advisor, rely upon our KBS sponsors. The private Legacy-sponsored programs rely upon certain of our Legacy sponsors for investment opportunities. To the extent that our sponsors and the other real estate professionals affiliated with our sponsors face competing demands upon their time which cause them to breach their fiduciary duties to us at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in this offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of this offering and the competition from other entities that may be better positioned to acquire the types of properties and other investments we desire to purchase increase the risk of delays in investing our net offering proceeds. Delays we encounter in the selection and acquisition or origination of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the distribution of cash distributions attributable to those particular properties. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property.

Because our initial public offering is a blind-pool offering, our stockholders will not have the opportunity to evaluate our investments before we make them, which makes our stockholders’ investment more speculative.

We will seek to invest substantially all of the net offering proceeds from the primary offering, after the payment of fees and expenses, in the acquisition of or investment in interests in real estate properties. However, because our stockholders will be unable to evaluate the economic merit of real estate projects before we invest in them, they will have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness and our stockholders will not have the opportunity to evaluate potential tenants, managers or borrowers. These factors increase the risk that our stockholders’ investment may not generate returns comparable to our competitors.

If we raise substantially less than the maximum offering amount, we will be limited in the number and type of investments we make and the value of our stockholders’ investment in us will fluctuate with the performance of the specific assets we acquire.

This offering is being made on a “best efforts” basis, meaning that our dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of the shares. As a result, there is no assurance that we will raise the maximum offering amount and the amount of proceeds we raise in this offering may be substantially less than the amount we would need to achieve a fully diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic location of investments that we make. In that case, the likelihood that any single property’s performance would adversely affect our profitability will increase. If most of our properties are located in a single geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in this offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions.

We are a recently formed company with a limited operating history, which makes our future performance difficult to predict.

We are a recently formed company and have a limited operating history. We were incorporated in the State of Maryland on July 31, 2009. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our sponsors.

KBS REIT I was the first publicly offered investment program sponsored by our KBS sponsors. Our Legacy sponsors have not sponsored a publicly offered investment program during the last 15 years. The private KBS- and Legacy-sponsored programs were not subject to the up-front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that will apply to us. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and they should not assume that it will be similar to the prior performance of other KBS- or Legacy-sponsored programs. Our limited operating history and the differences between us and the private KBS- and Legacy-sponsored programs significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.

Because we are dependent upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on KBS Capital Advisors to manage our operations and our portfolio of real estate properties. Our advisor will depend upon the fees and other compensation that it will receive from us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT and other public KBS-sponsored programs in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or our relationship with KBS Capital Advisors could hinder its ability to successfully manage our operations and our portfolio of investments.

Our ability to implement our investment strategy is dependent, in part, upon the ability of KBS Capital Markets Group, our dealer manager, to successfully conduct this offering, which makes an investment in us more speculative.

We have retained KBS Capital Markets Group, an affiliate of our advisor, to conduct this offering. The success of this offering, and our ability to implement our business strategy, is dependent upon the ability of KBS Capital Markets Group to build and maintain a network of broker-dealers to sell our shares to their clients. If KBS Capital Markets Group is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through this offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

Our organizational documents permit us to pay distributions from any source. If we fund distributions from financings, the net proceeds from this offering or sources other than cash flow from operations, we will have fewer funds available for investment in real estate properties, the overall return to our stockholders may be reduced and subsequent investors may experience dilution. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to utilize third-party borrowings to fund our distributions. We may also fund such distributions from advances from our advisor or sponsors or from our advisor’s deferral of its asset management fee. In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we can fund from sources other than from cash flows from operations.

The inability of our advisor to engage and retain the services of key real estate professionals, and the inability of our dealer manager to retain key employees, could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.

Our success depends to a significant degree upon the contributions of Messrs. Bren, Butcher, Henry and McMillan and, through our dealer manager, Michael Crimmins, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we intend to establish strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

We may change our targeted investments without stockholder consent.

We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Risks Related to Conflicts of Interest

Our sponsors and their respective affiliates, including our advisor, all of our executive officers and some of our directors and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our advisor and its affiliates will receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement and the dealer-manager agreement;

•	public offerings of equity by us, which entitle KBS Capital Markets Group to dealer-manager fees and will likely entitle KBS Capital Advisors to increased acquisition and asset-management fees;

•

sales of properties and other investments (including, subject to the approval of our conflicts committee, sales to affiliates), which entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees;

•

acquisitions of properties and other investments, which entitle KBS Capital Advisors to acquisition and asset-management fees, and, in the case of acquisitions of investments from other KBS-sponsored programs, might entitle affiliates of KBS Capital Advisors to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire properties and other investments, which borrowings will increase the acquisition and asset-management fees payable to KBS Capital Advisors;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle KBS Capital Advisors to a subordinated incentive listing fee;

•

whether we seek stockholder approval to internalize our management, which may entail acquiring assets (such as office space, furnishings and technology costs) and negotiating compensation for real estate professionals at our advisor and its affiliates that may result in such individuals receiving more compensation from us than they currently receive from our advisor;

•

whether and when to terminate our advisory agreement with KBS Capital Advisors, which may entitle KBS Capital Advisors to receive a subordinated performance fee that, under certain circumstances, we may be required to pay even though our stockholders do not ultimately realize a return on their investment in us; and

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to a subordinated incentive fee.

The fees our advisor receives in connection with the acquisition, origination and management of assets are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us.

Because other real estate programs sponsored by our sponsors and offered through our dealer manager may conduct offerings concurrently with our offering, our sponsors and our dealer manager will face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

Our advisor is also the external advisor of KBS REIT III and KBS Strategic Opportunity REIT, which are raising capital in ongoing public offerings of common stock. KBS Capital Markets Group, the affiliated dealer manager of our KBS sponsors and the dealer manager for our offering, also acts as the dealer manager for the KBS REIT III and KBS Strategic Opportunity REIT offerings. We expect that both KBS REIT III and KBS Strategic Opportunity REIT will be raising capital in their respective public offerings concurrently with our offering. In addition, other future programs that our sponsors may decide to sponsor may seek to raise capital through public offerings conducted concurrently with our offering. As a result, our sponsors and our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous public offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our sponsors will be raising capital and which might compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

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

Risks Related to This Offering and Our Corporate Structure

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares and, because of these restrictions, we have no funds available to fund redemptions under our share redemption program in 2011. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death or “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (1) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) during each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. In particular, the limitation on redemptions to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year may significantly limit your ability to have your shares redeemed pursuant to our share redemption program because we expect to declare distributions only when our board of directors determines we have sufficient cash flow. Particularly during our offering stage, we may not have significant cash flow to pay distributions, which would in turn severely limit redemptions during the next calendar year. Our board would be free to amend, suspend or terminate the share redemption program upon 30 days’ notice.

The prices at which we will initially redeem shares under the program are as follows:

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

Notwithstanding the above, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our primary offering or a follow-on public offering, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through this offering or follow-on public offerings – and have not done so for 18 months. These restrictions would severely limit our stockholders’ ability to sell their shares should they require liquidity and would limit their ability to recover the value they invested.

The offering price of our shares was not established on an independent basis; the actual value of our stockholders’ investment may be substantially less than what they pay. We may use the most recent price paid to acquire a share in this offering or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when our advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

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

To assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offering of common stock, pursuant to FINRA Conduct Rule 5110, we will disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, our advisor has indicated that it intends to use the most recent price paid to acquire a share in this initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for 18 months. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership). Our charter does not restrict our ability to conduct offerings in the future, and if our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering.

Although this initial estimated value will represent the most recent price at which most investors will purchase shares in our primary offering, this reported value will likely differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the estimated value will not reflect, and will not be derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets, because the amount of proceeds available for investment from our primary offering will be net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value will not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value will not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

When determining the estimated value of our shares by methods other than the last price paid to acquire a share in an offering, our advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may or may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

Because the dealer manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face.

Our dealer manager, KBS Capital Markets Group, is one of our affiliates. Because KBS Capital Markets Group is an affiliate, its due diligence review and investigation of us and our prospectus cannot be considered to be an independent review. Therefore, our stockholders do not have the benefit of an independent review and investigation of this offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering. In addition, it is likely that there will be little or no coverage of us by independent research analysts. Consequently, our stockholders will not receive the benefits associated with an independent review of our performance, and of the value of our shares, relative to traded REITs.

Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.

Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After our investors purchase in this offering, our board may elect to (1) sell additional shares in our current or future public offerings, including through the dividend reinvestment plan, (2) issue equity interests in private offerings, (3) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation or (4) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests after our investors purchase in this offering, whether in a primary offering, the dividend reinvestment plan or otherwise, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.

Payment of fees to KBS Capital Advisors and its affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

KBS Capital Advisors and its affiliates will perform services for us in connection with the selection, acquisition, management, and administration of our investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of our stockholders’ investment and will reduce the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our primary offering and assuming a $10.00 purchase price for shares sold in the primary offering, we estimate that we will use 83.66% to 88.09% of the gross proceeds from the primary offering, or between $8.37 and $8.81 per share, for investments.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, the investment-return thresholds may be reduced subject to approval by our conflicts committee and the other limitations in our charter. For instance, although our advisory agreement currently requires that our stockholders receive a return of their net capital plus an 8.0% per year cumulative, non-compounded return before our advisor is entitled to receive a subordinated participation in our net cash flows, our charter would permit our conflicts committee to reduce the applicable investment-return threshold to as low as a return of net capital plus a 6.0% per year cumulative, non-compounded return without stockholder approval. In addition, affiliates of KBS Capital Advisors could receive significant payments even without our reaching the investment-return thresholds should we ever seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. And given our advisor’s familiarity with our assets and operations, if our board of directors ever did decide that we should become self-managed, then we may prefer to become self-managed by acquiring entities affiliated with our advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether our stockholders enjoyed the returns on which we have conditioned other incentive compensation.

Therefore, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in this offering. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

Our stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

Our sponsors have only invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10 per share. Therefore, if we are successful in raising enough proceeds to reimburse our sponsors for our significant organization and offering expenses, our sponsors will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

Although we will not currently be afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.

If we do not successfully implement our liquidation policy, our stockholders may have to hold their investment for an indefinite period.

Although we presently intend to complete a transaction providing liquidity to stockholders within ten years from the completion of our offering stage, our charter does not require our board of directors to pursue such a liquidity event. Market conditions and other factors could cause us to delay the listing of our shares on a national securities exchange or delay the commencement of our liquidation beyond ten years from the termination of our offering stage. If our board of directors does determine to pursue our liquidation policy, we would be under no obligation to conclude the process within a set time. The timing of the sale of assets will depend on real estate and financial markets, economic conditions in the areas in which properties are located, and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate all assets. After we adopt a plan of liquidation, we would remain in existence until all properties and assets are liquidated. If we do not pursue a liquidity event, or delay such an event due to market conditions, our stockholders’ shares may continue to be illiquid and they may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment.

Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.

Our charter provides that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended. The offering stockholder must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, our company will have the right to redeem that stockholder’s shares and any shares acquired in such tender offer. In addition, the noncomplying stockholder shall be responsible for all of our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent him or her from receiving a premium price for his or her shares in such a transaction.

General Risks Related to Investments in Real Estate

Economic and regulatory changes that impact the real estate market generally may weaken our operating results and cause us to be unable to realize appreciation in the value of properties we acquire.

The performance of properties that we acquire is subject to the risks typically associated with real estate, including:

•	downturns in national, regional and local economic conditions;

•	competition from residential buildings;

•	adverse local conditions, such as oversupply or reduction in demand for residential buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in the supply of or the demand for similar or competing properties in an area;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes or increases in tax, including real and personal property taxes, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply, all of which could adversely affect our cash flows from operations.

In addition, local conditions in the markets in which we intend to own apartment communities may significantly affect occupancy or rental rates at such properties. The risks that may adversely affect conditions in those markets include the following:

•	layoffs and relocations of significant local employers and other events negatively impacting local employment rates and the local economy;

•	an oversupply of, or a lack of demand for, apartments;

•	the inability or unwillingness of residents to pay rent increases; and

•	rent control or rent stabilization laws or other housing laws, which could prevent us from raising rents.

These factors could weaken our operating results or cause us to be unable to realize growth in the value of our real estate properties.

A concentration of our investments in the apartment community sector may leave our profitability vulnerable to a downturn or slowdown in the sector.

We expect to concentrate our investments in the apartment community sector. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in the apartment community sector, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the apartment community sector could be more pronounced than if we had more fully diversified our investments.

We depend on tenants for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders is dependent upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner.

The underlying value of our properties and the ability to make distributions to our stockholders depend upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner, and the success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. Tenants’ inability to timely pay their rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our tenants’ ability to make lease payments. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. We may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders and the value of our stockholders’ investment to decline.

Short-term multifamily and apartment leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.

We expect that substantially all of our apartment leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties.

A property may incur vacancies either by the expiration of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the value of our stockholders’ investment.

We may be unable to secure funds for future capital improvements, which could adversely impact our ability to make cash distributions to our stockholders.

When residents do not renew their leases or otherwise vacate their space, in order to attract replacement residents, we may be required to expend funds for capital improvements to the vacated apartment units. In addition, we may require substantial funds to renovate an apartment community in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves in an amount we, in our discretion, believe is necessary. A lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure our stockholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital needs and capital improvements will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.

Our inability to sell a property when we want could limit our ability to pay cash distributions to our stockholders.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment.

If we sell a property by providing financing to the purchaser, we will bear the risk of default by the purchaser, which could delay or reduce the distributions available to our stockholders.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash; however, in some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed.

Potential development and construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.

From time to time we expect to acquire unimproved real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Competition with third parties in acquiring properties may reduce our profitability and the return on our stockholders’ investment.

We face competition from various entities for investment opportunities in apartment community properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we acquire properties and other investments at higher prices and/or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.

Competition from other apartment communities for tenants could reduce our profitability and the return on our stockholders’ investment.

The apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities will be located. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.

Increased competition and increased affordability of single-family homes could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Any apartment communities we may acquire will most likely compete with numerous housing alternatives in attracting residents, including single-family homes, as well as owner occupied single- and multifamily homes available to rent. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.

Our joint venture partners could take actions that decrease the value of an investment to us and lower our stockholders’ overall return.

We may enter into joint ventures with third parties to acquire properties. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co-venturer, co-tenant or partner in an investment could become insolvent or bankrupt;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of our stockholders’ investment.

Costs imposed pursuant to governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety-related concerns.

Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Activities of our tenants, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investment.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

Costs associated with complying with the Americans with Disabilities Act may decrease cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distributions to our stockholders.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investment.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

Risks Associated with Debt Financing

We incur mortgage indebtedness and other borrowings, which increases our risk of loss due to foreclosure.

We may obtain lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.

If we do mortgage a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.

We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and our stockholders could lose all or part of their investment.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flows from operations and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more stock or borrowing more money.

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.

We may finance our assets over the long-term through a variety of means, including through the use of credit facilities. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing KBS Capital Advisors as our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

Increases in interest rates will increase the cost of debt that we incur, which could reduce the cash we have available for distributions. Additionally, to the expect that we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.

Our policies do not limit us from incurring debt until our borrowings would exceed 75% of the cost of our tangible assets (before deducting depreciation or other noncash reserves) and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of this offering, we expect that our conflicts committee will approve debt in excess of this limit. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

Federal Income Tax Risks

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to you.

We expect to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2010. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to you. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our dividend reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•

In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•

If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•

If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of our stockholders’ investment.

To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (i) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, (ii) the effect of non-deductible capital expenditures, (iii) the creation of reserves or (iv) required debt or amortization payments. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our stockholders’ investment.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

The Internal Revenue Service may challenge our characterization of certain income from offshore taxable REIT subsidiaries.

We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the Internal Revenue Service will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

Dividends payable by REITs do not qualify for the reduced tax rates.

Legislation enacted in 2003 and modified in 2005 and 2010 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account (“IRA”)) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities – Market Information” of this Annual Report on Form 10-K.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2.   PROPERTIES

As of December 31, 2010, we owned a 453,178 square foot Class A apartment complex containing 504 units. The total cost of this property was $36.1 million plus closing costs. The following is a summary of our real estate portfolio as of December 31, 2010:

Property	Location	Date Acquired	Number of Units	Monthly Rent (1)	Occupancy	Average Monthly Rent per Leased Unit (2)
Legacy at Valley Ranch	Irving, TX	10/26/2010	504	$405,140	95%	$842.29

(1)	Monthly rent is based on the aggregate contractual rent from leases in effect as of December 31, 2010.

(2)  Monthly rent per leased unit is calculated as the aggregate contractual rent from leases in effect as of December 31,  2010 divided by the number of lease units.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 9, 2011, we had 541,994 shares of common stock outstanding held by a total of 147 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.

Market Information

No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in the initial public offering of our common stock, pursuant to FINRA Conduct Rule 5110, we will disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For this purpose, the estimated value of our shares of common stock is $10 per share as of December 31, 2010. The basis for this valuation is the current public offering price of $10 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings — and have not done so for 18 months. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.)

Although the initial estimated value represents the price at which most investors will purchase shares in our primary offering, this reported value will likely differ from the price at which a stockholder could resell his or her shares because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets, because the amount of proceeds available for investment from an offering will be net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations will affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

Distribution Information

We intend to authorize and declare distributions based on daily record dates that will be paid on a monthly basis. We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with our taxable year ended December 31, 2010. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles (“GAAP”)). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

During 2010, we declared distributions based on daily record dates for each day during the period commencing December 16, 2010 through December 31, 2010. Distributions for all record dates of a given month are paid approximately 15 days after month-end. Total distributions declared for the period from December 16, 2010 through December 31, 2010 were $10,277, which we paid in January 2011. Distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

During 2010, 100% of the distributions declared represented a return of capital.

On December 16, 2010, our board of directors declared distributions based on daily record dates for the period from January 1, 2011 through January 31, 2011, which we paid in February 2011. On January 24, 2011, our board of directors declared distributions based on daily record dates for the period from February 1, 2011 through February 28, 2011, which we expect to pay in March 2011 and distributions based on daily record dates for the period from March 1, 2011 through March 31, 2011, which we expect to pay in April 2011. On March 3, our board of directors declared distributions based on daily record dates for the period from April 1, 2011 through April 30, 2011, which we expect to pay in May 2011 and distributions based on daily record dates for the period from May 1, 2011 through May 31, 2011, which we expect to pay in June 2011. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan. Distributions for these periods are calculated based on stockholders of record each day during the distribution period at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

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

On December 9, 2010, we broke escrow in our offering and through December 31, 2010, we had sold 347,447 shares of common stock for offering proceeds of $3.4 million. There were no shares of common stock sold under the dividend reinvestment plan through December 31, 2010. As of December 31, 2010, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below, which amounts represent our maximum liability for organization and offering costs as of December 31, 2010. We pay selling commissions and dealer manager fees to KBS Capital Markets Group and KBS Capital Markets Group reallows all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$272,556	Actual
Finders’ fees	—	Actual
Other underwriting compensation	—	Actual
Other organization and offering costs (excluding underwriting compensation)	240,055	Actual

Total expenses	$512,611

Total offering proceeds	$3,417,409	Actual

Percentage of offering proceeds used to pay for organization and offering costs to affiliates	15%	Actual

From the commencement of our ongoing initial public offering through December 31, 2010, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $2.9 million.

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

During the fiscal year ended December 31, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.

Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•

Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held the shares for one year.

•

During each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

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

Notwithstanding the above, the redemption price for redemptions sought upon the death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our primary offering or a follow-on public offering, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share upon completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.

We may amend, suspend or terminate the share redemption program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

During the year ended December 31, 2010, we did not redeem any shares pursuant to our share redemption program because no shares were eligible for redemption. We limit the dollar value of shares that may be redeemed under the program as defined above. We did not issue any shares under the dividend reinvestment plan during the year ended December 31, 2010, and accordingly, we have no funds available for redemption under the share redemption program in 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2010 and 2009, for the year ended December 31, 2010 and for the period from July 31, 2009 (inception) to December 31, 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of December 31,
	2010	2009
Balance sheet data
Total real estate, net	$35,886,599	$—
Total assets	40,376,100	198,974
Total liabilities	39,336,539	—
Total stockholders’ equity	1,039,561	198,974

	For the Year Ended December 31, 2010	For the Period from July 31, 2009 (inception) to December 31, 2009
Operating data
Total revenues	$927,774	$—
Net loss	(2,053,934)	(1,026)
Net loss per common share - basic and diluted (1)	(50.02)	(0.05)

Other data
Cash flows used in operating activities	$(540,120)	$(1,026)
Cash flows used in investing activities	(12,965,037)	—
Cash flows provided by financing activities	16,431,070	200,000

Distributions declared	$10,277	$—
Distributions declared per common share (2)	0.028	—

Weighted-average number of common shares outstanding, basic and diluted	41,063	20,000

Reconciliation of funds from operations (3)
Net loss	$(2,053,934)	$(1,026)
Depreciation of real estate assets	207,408	—
Amortization of lease-related costs	551,908	—

FFO	$(1,294,618)	$(1,026)

(1) Net loss per common share –basic and diluted is based on the weighted-average number of common shares outstanding at December 31, 2010. Based on actual shares outstanding at December 31, 2010, net loss per common share – basic and diluted is $5.59 per share.

(2) Distributions declared per common share assumes each share was issued and outstanding each day from December 16, 2010 through December 31, 2010. Distributions for the period from December 16, 2010 through December 31, 2010 are based on daily record dates and calculated at a rate of $0.00178082 per share per day.

(3) We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an apartment REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and among other REITs. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts’ (“NAREIT”) definition. Our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do.

FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO includes adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also, see “Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K.

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

We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of December 31, 2010, we owned one apartment complex.

On December 9, 2010, we broke escrow in the offering and through December 31, 2010, we had sold 347,447 shares for gross offering proceeds of $3.4 million, all of which were sold in the primary offering.

KBS Capital Advisors is our advisor. As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations and our portfolio of real estate assets. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors will delegate certain advisory duties to a sub-advisor, KBS-Legacy Apartment Community REIT Venture, LLC, which is a joint venture among KBS Capital Advisors and Legacy Partners Residential Realty LLC. Notwithstanding such delegation to the sub-advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors will make recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, will approve our property and real estate-related investments. KBS Capital Advisors, either directly or through the sub-advisor, will also provide asset-management, marketing, investor-relations and other administrative services on our behalf.

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

Market Outlook – Multi-Family Real Estate and Finance Markets

The Great Recession of 2008 – 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies at multifamily properties increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Also, capitalization rates of multifamily properties increased and caused values to decline. The ultimate impact of the Great Recession on multifamily real estate is difficult to predict; however, during 2010 there were positive signs that multifamily real estate has bottomed-out and is in recovery. Vacancy declined, rents increased, and capitalization rates decreased. Further, in the mid to long-term, there are several trends that we expect will increase the fundamentals of and demand for multifamily housing. For further discussion of current market conditions, see Part I, Item 1 “Market Outlook – Multi-Family Real Estate and Finance Markets.”

Liquidity and Capital Resources

We are dependent upon the net proceeds from our ongoing initial public offering to conduct our proposed operations. We will obtain the capital required to purchase real estate-related investments and conduct our operations from the proceeds of our ongoing initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

On December 9, 2010, we broke escrow in our ongoing initial public offering and through December 31, 2010, we had sold 347,447 shares for gross offering proceeds of $3.4 million, all of which were sold in the primary offering. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.

During the year ended December 31, 2010, we acquired one apartment complex. Our cash needs for the acquisition were met with the proceeds from debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate investment and proceeds from our ongoing initial public offering.

Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investment is primarily dependent upon the occupancy level of our property, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2010, our real estate property investment was 95% leased.

As of December 31, 2010, our total debt outstanding was $37.1 million. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing will be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. Due to borrowings we have made during the year ended December 31, 2010 we will exceed our charter limitation on borrowing during the fourth quarter of 2010. The conflicts committee approved the borrowings. In each case, the conflicts committee determined that the excess leverage was justified for the following reasons:

•	the borrowings enabled us to purchase an asset and earn rental and interest income more quickly;

•

the acquisition is likely to increase the net offering proceeds from our initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; and

•	the prospectus for our initial public offering disclosed the likelihood that we would exceed our charter’s leverage guidelines during the early stages of the offering.

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

Results of Operations

Our results of operations for the year ended December 31, 2010 are not indicative of those expected in future periods as we broke escrow in our initial public offering on December 9, 2010 and commenced real estate operations on October 26, 2010 after making our first investment. During the period from inception (July 31, 2009) to December 31, 2009, we had been formed but had not yet commenced operations, as we had not yet begun our initial public offering. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our initial public offering effective on March 12, 2010 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering.

As of December 31, 2010, we had acquired one apartment complex. We funded the acquisition of this investment through the assumption of an existing mortgage loan from an unaffiliated lender and with proceeds from a bridge loan from our advisor. We expect that rental income, depreciation expense, amortization expense, operating expenses, asset management fees, interest expense and net income will each increase in future periods as a result of owning the assets acquired during the year ended December 31, 2010 for an entire period and anticipated future acquisitions of apartment communities.

For the year ended December 31, 2010, total revenues, all of which were generated from our one real estate investment, were $0.9 million. Total expenses directly related to our real estate investment were $2.3 million, consisting of recurring expenses of $0.3 million in property operating costs, $0.7 million of depreciation and amortization, $0.2 million of real estate taxes and insurance, $0.1 million of asset management fess, $0.4 million of interest expense and one-time real estate acquisition fees and expenses of $0.6 million for the year ended December 31, 2010.

General and administrative expenses for the year ended December 31, 2010 totaled $0.7 million. These general and administrative costs consisted primarily of insurance premiums, professional fees and independent director fees. We recorded independent director fees of $0.2 million for the year ended December 31, 2010, all of which have been paid at December 31, 2010. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make real estate investments but to decrease as a percentage of total revenue.

For the year ended December 31, 2010, we had a net loss of $2.1 million, due primarily to property operating costs, depreciation and amortization expense, general and administrative costs, real estate acquisition fees and expenses and interest expense, partially offset by rental income from our real estate investment.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf. Other offering costs include all expenses to be incurred by us in connection with our ongoing initial public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our ongoing initial public offering. As of December 31, 2010, selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds. Through December 31, 2010, we had sold 347,447 shares for gross offering proceeds of $3.4 million, all of which were sold in the primary offering, and recorded organization and other offering costs of $0.2 million and selling commissions and dealer manager fees of $0.3 million.

Funds from Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and among other REITs. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We compute FFO in accordance with the current NAREIT definition. Our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do.

FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO includes adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the year ended December 31, 2010:

Net loss	$(2,053,934)
Depreciation of real estate assets	207,408
Amortization of lease-related costs	551,908

FFO	$(1,294,618)

Set forth below is additional information related to certain items included in net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Items Included in Net Loss:

•	Acquisition fees and expenses related to the purchase of real estate of approximately $0.6 million for the year ended December 31, 2010;

•	Interest expense from the amortization of deferred financing costs related to notes payable of approximately $61,000 for the year ended December 31, 2010; and

•	Interest expense from the amortization of the premium on notes payable of $(19,000) for the year ended December 31, 2010.

Operating cash flow and FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. For the year ended December 31, 2010, our negative FFO was due to limited operations as we acquired our first investment on October 26, 2010. We expect FFO to improve as we continue to grow.

Contractual Commitments and Contingencies

In order to execute our investment strategy, we primarily utilize secured debt, and, to the extent available, may in the future utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing or repayment of debt. As of December 31, 2010, our borrowings were approximately 101% of the cost (before depreciation or other noncash reserves) of our tangible assets.

In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. However, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement is in effect through January 25, 2012 and has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.

The following is a summary of our contractual obligations as of December 31, 2010:

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter

Outstanding debt obligations (1)	$37,122,359	$14,428,203	$829,851	$719,145	$21,145,160

Interest payments on outstanding debt obligations (2)	7,498,668	1,156,286	1,968,254	2,542,293	1,831,835

(1)	Amounts include principal payments only.

(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2010. We incurred interest expense of $0.3 million for the year ended December 31, 2010.

Critical Accounting Policies

Below is a discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Revenue Recognition

We lease apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. Rental revenue, net of concessions, is recognized on a straight-line basis over the term of the lease.

We will recognize gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale has been consummated, the extent of the buyer’s investment in the property being sold, whether our receivable is subject to future subordination, and the degree of our continuing involvement with the property after the sale. If the criteria for profit recognition under the full-accrual method are not met, we will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria are met.

Other income, including interest earned on the Company’s cash, are recognized as it is earned.

Real Estate

Depreciation and Amortization

Investments in real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 20 years for land improvements and five to 12 years for computer, furniture, fixtures and equipment. Costs directly associated with the development of land and those incurred during construction are capitalized as part of the investment basis. Acquisition costs are expensed as incurred. Operating expenses incurred that are not related to the development and construction of the real estate investments are expensed as incurred. Repairs, maintenance and tenant turnover costs are expensed as incurred and significant replacements and improvements will be capitalized. Repairs, maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate property. We consider the period of future benefit of an asset to determine its appropriate useful life.

Intangible assets related to in-place leases are amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.

Development Costs

We will capitalize development and construction costs (including interest and other financing fees, property taxes, and other direct and indirect development costs) beginning when active development commences and ending when apartment units are available for occupancy and all infrastructure is substantially complete.

Real Estate Acquisition Valuation

We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the year ended December 31, 2010, we acquired one apartment complex in a business combination and expensed $0.6 million of acquisition costs.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value are amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.

We assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective leases, including any below-market renewal periods.

We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. We amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we will assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value, as defined under GAAP, is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

When available, we will utilize quoted market prices from independent third-party sources to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

We consider the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

We consider the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with its taxable year ending December 31, 2010. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Status of the Offering

We commenced our ongoing initial public offering of 280,000,000 shares of common stock on March 12, 2010. As of March 9, 2011, we had sold 521,994 shares of common stock in the offering for gross offering proceeds of $5.2 million, including 1,213 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $11,525.

Distributions Paid

On January 14, 2011, we paid distributions of $10,277, which related to distributions declared for each day in the period from December 16, 2010 through December 31, 2010. On February 15, 2011, we paid distributions of $21,398, which related to distributions declared for each day in the period from January 1, 2011 through January 31, 2011.

Distribution Declaration

On January 24, 2011, our board of directors declared distributions based on daily record dates for the period from February 1, 2011 through February 28, 2011, which we expect to pay in March 2011, and distributions based on daily record dates for the period from March 1, 2011 through March 31, 2011, which we expect to pay in April 2011. On March 3, 2011, our board of directors declared distributions based on daily record dates for the period from April 1, 2011 through April 30, 2011, which we expect to pay in May 2011, and distributions based on daily record dates for the period from May 1, 2011 through May 31, 2011, which we expect to pay in June 2011. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2010, the fair value of our fixed rate debt was $14.0 million and the carrying value of our fixed rate debt was $14.0 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2010. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2010, we were exposed to market risks related to fluctuations in interest rates on $23.1 million of variable rate debt outstanding. Based on interest rates as of December 31, 2010, if interest rates were 100 basis points higher during the 12 months ending December 31, 2011, interest expense on our variable rate debt would increase by $0.2 million and if interest rates were 100 basis points lower during the 12 months ending December 31, 2011, interest expense on our variable rate debt would decrease by approximately $21,000.

The interest rates of our fixed rate debt and variable rate debt at December 31, 2010 were 6.0% and 3.8%, respectively. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2010, using interest rate indices as of December 31, 2010 where applicable.

For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Outlook” of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm, and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

As of the quarter ended December 31, 2010, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

We have provided below certain information about our executive officers and directors.

Name	Age*	Positions
C. Preston Butcher	72	Chairman of the Board, Chief Executive Officer and Director
Peter M. Bren	77	President and Director
Guy K. Hays	50	Executive Vice President
W. Dean Henry	65	Executive Vice President
Peter McMillan III	54	Executive Vice President
David E. Snyder	39	Chief Financial Officer, Treasurer and Secretary

Stacie K. Yamane	46	Chief Accounting Officer
Gary T. Kachadurian	60	Independent Director
Michael L. Meyer	72	Independent Director
Ronald E. Zuzack	68	Independent Director

*	As of March 11, 2011.

C. Preston Butcher is our Chairman of the Board and Chief Executive Officer, positions which he has held since our inception in 2009. Mr. Butcher is also the Chairman of the Board and Chief Executive Officer of Legacy Partners Residential, Inc. (“LPRI”). He joined Lincoln Property Company in 1968 and was President of the Western Region until 1998 at which time he became Chairman of the Board and Chief Executive Officer of LPRI. In 1999, Mr. Butcher purchased the interests of the other Lincoln Property Company shareholders in the Western Region operations and continued these operations under the new “Legacy Partners” name. Mr. Butcher indirectly through a trust owns and controls 100% of LPRI and 60% of Legacy Partners Residential Realty LLC. As Chief Executive Officer of LPRI, Mr. Butcher oversees the management and operations of the Legacy Residential entities, including setting company strategy and monitoring performance.

Mr. Butcher is also the Chairman of the Board of Legacy Partners Commercial, LLC, a position he has held since 2003, as well as a director of various other of the Legacy Commercial entities involved in the ownership of Legacy Partners Realty Fund I, LLC, Legacy Partners Realty Fund II, LLC and Legacy Partners Realty Fund III, LLC. As a member of the Investment Committee for all of the Legacy Residential and Legacy Commercial affiliated entities, he reviews and approves the acquisition, financing, and disposition of multifamily and commercial real estate investments, respectively. Mr. Butcher routinely reviews significant asset management related issues and the status and progress of properties under development. He also shares responsibility for investor relationships.

Mr. Butcher has been involved exclusively in real estate acquisitions, development, financing, management, and dispositions for over 40 years. Over the course of his career he has overseen the acquisition/development, financing, and management of over 68,000 residential units exceeding $5.3 billion in cost across 276 multifamily assets. He has also overseen the acquisition/development, financing, and management of over 68 million square feet of office and industrial space exceeding $8.7 billion in cost across 379 commercial assets. In terms of sales of real estate assets, Mr. Butcher has overseen the sale of 237 multifamily assets with nearly 57,000 units and exceeding $3.3 billion in cost, and 310 commercial assets with over 54 million square feet of space and exceeding $4.4 billion in cost.

Since 2002, Mr. Butcher, through Legacy Residential and Legacy Commercial affiliated entities, has been integral to the sponsorship of four real estate funds and raising nearly $1.5 billion of equity from institutional investors for the funds. Mr. Butcher has also been a key figure in Legacy Residential’s real estate investment, management, and disposition activities as a sub-advisor to institutional clients. Mr. Butcher has been involved in entities, as a sub-advisor, that raised over $2 billion since 1995 from large institutional clients such as the AFL-CIO Building Investment Trust, AIG Global Real Estate Investment Corp., BlackRock Realty Advisors, Inc., Capmark Investments, LP, a subsidiary of Capmark Financial Group Inc. (formerly known as GMAC Commercial Holding Corp.), Donaldson Lufkin & Jenrette, Inc. (now Credit Suisse (USA), Inc.), Equity Residential, and Goldman Sachs.

Mr. Butcher is a co-founder and past Chairman of the Board and presently serves on the Executive Committee of the National Multi-Housing Council. He was a co-founder of the California Housing Council. Mr. Butcher is also a member of the Policy Advisory Board of the Center for Real Estate at the University of California at Berkeley. In 1991, Mr. Butcher was invited to serve on the Board of Trustees of the Urban Land Institute. He is a Director of the Charles Schwab Corporation and NorthStar Realty Finance Corporation. Mr. Butcher was a founding board member of BRIDGE, a non-profit housing corporation created to provide low to moderate income housing. Mr. Butcher received a Bachelor of Science in Electrical Engineering from the University of Texas at Austin.

Our board of directors has concluded that Mr. Butcher is qualified to serve as the Chairman of our board of directors for reasons including his 40-year track record of leadership and success in the real estate industry. Mr. Butcher’s familiarity with acquisition, development, financing and management of multi-family residential properties through numerous business cycles provides him with unique experience to guide the strategic direction of our business. Mr. Butcher’s superior leadership skills have been demonstrated through years overseeing the management and operations of Legacy Residential businesses and are expected to be a critical asset in leading our board of directors and in his service as our Chief Executive Officer.

Peter M. Bren is our President and one of our directors, positions he has held since our inception in 2009. He is also the President of our advisor, KBS Capital Advisors, and President of KBS REIT I, KBS REIT II and KBS REIT III. Mr. Bren has served as President of these entities since their formations in October 2004, June 2005, July 2007 and January 2010, respectively. Mr. Bren is also a sponsor of KBS Strategic Opportunity REIT, which was formed in 2008. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the dealer manager of this offering. All four of our KBS sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.

Mr. Bren is also a principal of KBS Realty Advisors, LLC and Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisors with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren was formed in 1992. KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, has been involved in the investment in or management of over $12.8 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, and the investors in KBS REIT I, KBS REIT II and KBS Strategic Opportunity REIT. These investments have included investment in and/or management of real estate-related debt investments such as mortgage loans and commercial mortgage-backed securities.

Mr. Bren oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ business activities, including the acquisition, management and disposition of assets. Mr. Bren is also responsible for investor relationships. Through KBS-affiliated entities, Mr. Bren has teamed with Mr. Schreiber since 1992 to acquire, manage, develop and sell high-quality U.S. commercial real estate assets for institutional investors.

Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 16 years as the President of The Bren Company; a former Senior Partner of Lincoln Property Company; President of Lincoln Property Company, Europe; and Chairman of the Board and President of KBS Realty Advisors and KBS Capital Advisors. Mr. Bren is also a founding member of The Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management.

Our board of directors has concluded that Mr. Bren is qualified to serve as one of our directors for reasons including his extensive industry and leadership experience. With 40 years of real estate experience including 21 as a senior partner of Lincoln Property Company focused on financing, developing, leasing and managing apartment properties, Mr. Bren has the depth and breadth of experience to implement our business strategy. As our President and a principal of our external advisor, Mr. Bren is well-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as President of KBS REIT I, KBS REIT II and KBS REIT III, Mr. Bren brings to the board demonstrated management and leadership ability.

Guy K. Hays is our Executive Vice President, a position he has held since our inception in 2009. Mr. Hays is Chief Financial Officer and Executive Managing Director of LPRI, positions he has held since January 1, 2009. Mr. Hays joined Lincoln Property Company in 1986, was promoted to Vice President of Finance for all residential operations of the Western Region in 1995, and became Senior Vice President – Finance of LPRI in 1998, then Senior Vice President and Chief Financial Officer – Residential in 2001, and Senior Managing Director and Chief Financial Officer in January 2008. Mr. Hays indirectly through a trust owns and controls 10% of Legacy Partners Residential Realty LLC.

As Chief Financial Officer of LPRI, Mr. Hays oversees the management, operations and financial affairs of the Legacy Residential entities, including setting out company strategy and monitoring financial performance. As a member of Legacy Residential’s Investment Acquisition and Management Committee, he reviews and approves the acquisition, financing, and disposition of multifamily real estate investments. Mr. Hays routinely reviews significant asset and property management related issues, as well as the financing of properties and the firm’s banking, accounting and reporting functions. He is also responsible for investor, lender, and banking relationships.

Over the course of his career, he has overseen the acquisition/development and financing of over 20,000 units exceeding $3.25 billion in cost. Since 2002, Mr. Hays has been a key figure in Legacy Residential’s sponsorship of the $269 million Legacy Residential Affordable Housing Fund, LLC, advising and investing on behalf of the State of California Public Employees’ Retirement System. He has also been a key figure in Legacy Residential’s affiliated entities’ real estate investment, management, and disposition activities as a sub-advisor to institutional clients. Mr. Hays has been involved in entities, as a sub-advisor, that raised and invested nearly $1 billion from large institutional clients such as the AFL-CIO Building Investment Trust, AIG Global Real Estate Investment Corp., BlackRock Realty Advisors, Inc., Capmark Investments, LP, a subsidiary of Capmark Financial Group Inc. (formerly known as GMAC Commercial Holding Corp.), Donaldson Lufkin & Jenrette, Inc. (now Credit Suisse (USA), Inc.), Equity Residential, and Goldman Sachs.

Prior to joining Lincoln Property Company in 1986, Mr. Hays was with Kenneth Leventhal and Company, a CPA firm specializing in real estate, in Dallas, Texas where he earned his Certified Public Accountant designation. Mr. Hays is an active member of the National Multi-Housing Council and serves on the Multifamily Council of the Urban Land Institute. Mr. Hays received a Bachelor of Science in Accounting from Oral Roberts University.

W. Dean Henry is our Executive Vice President, a position he has held since our inception in 2009. He is also the President of LPRI, a position he has held since 1998. Mr. Henry joined Lincoln Property Company in 1973 and was promoted to Senior Vice President in charge of all residential operations of the Western Region in 1995, and then became the President and Chief Operating Officer of LPRI in 1998 and continuing as President only since 2001. Mr. Henry indirectly through a trust owns and controls 30% of Legacy Partners Residential Realty LLC.

As President of LPRI, Mr. Henry oversees the management and operations of the Legacy Residential entities, including setting out company strategy and monitoring performance. As a member of Legacy Residential’s Investment Acquisition and Management Committee, he reviews and approves the acquisition, financing, and disposition of multifamily real estate investments. Mr. Henry routinely reviews significant asset and property management issues and the status and progress of properties under development. He is also responsible for investor relationships.

Mr. Henry has been involved exclusively in multifamily real estate acquisitions, development, financing, management, and dispositions for nearly 40 years. Over the course of his career, he has overseen the acquisition/development, financing, and management of over 33,000 residential units exceeding $3.78 billion in cost.

Since 2002, Mr. Henry has been a key figure in Legacy Residential’s sponsorship of the $269 million Legacy Residential Affordable Housing Fund, LLC, advising and investing for the State of California Public Employees’ Retirement System. He has also been a key figure in Legacy Residential’s affiliated entities’ real estate investment, management, and disposition activities as a sub-advisor to institutional clients and high net worth individuals. Mr. Henry has been involved in entities, as a sub-advisor, that raised and invested nearly $1 billion since 1995 from large institutional clients such as the AFL-CIO Building Investment Trust, AIG Global Real Estate Investment Corp., BlackRock Realty Advisors, Inc., Capmark Investments, LP, a subsidiary of Capmark Financial Group Inc. (formerly known as GMAC Commercial Holding Corp.), Donaldson Lufkin & Jenrette, Inc. (now Credit Suisse (USA), Inc.), Equity Residential, and Goldman Sachs.

Mr. Henry serves on the Executive Committee of the National Multi-Housing Council and the California Housing Council. He is a member of the Policy Advisory Board of the Center for Real Estate at the University of California at Berkeley, and is an active member of the Urban Land Institute. Mr. Henry is past Chairman of the San Francisco YMCA and a former Board Member of Mercy Housing, a not-for-profit affordable housing organization which has participated in the development, preservation and/or financing of more than 36,900 affordable homes in the United States. Mr. Henry received a Bachelor’s degree in Political Science from University of Puget Sound.

Peter McMillan III is our Executive Vice President, a position he has held since our inception in 2009. He is also Executive Vice President, Treasurer, Secretary and a director of KBS REIT I, KBS REIT II and KBS REIT III, and President and the chairman of the board of directors of KBS Strategic Opportunity REIT, positions he has held since June 2005, July 2007, January 2010 and October 2008, respectively. Mr. McMillan also owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3 % interest in KBS Holdings LLC, which entity is the sole owner of our advisor and the dealer manager of this offering. Mr. McMillan is also a member of the investment committee formed by KBS Capital Advisors to evaluate and authorize new investment opportunities for KBS Strategic Opportunity REIT. All four of our KBS sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.

Mr. McMillan is a co-founder and the Managing Partner of Willowbrook Capital Group, LLC. Prior to forming Willowbrook in 2000, Mr. McMillan served as the Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a director of Steinway Musical Instruments, Inc. and Metropolitan West Funds.

David E. Snyder is our Chief Financial Officer, Treasurer and Secretary, positions he has held since our inception in 2009. He is also the Chief Financial Officer of KBS REIT I and KBS REIT II, and the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT, positions he has held since December 2008. In late November 2008, Mr. Snyder was appointed Chief Financial Officer of KBS Capital Advisors. Mr. Snyder was appointed Chief Financial Officer of KBS REIT III in January 2010. He is also a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for KBS REIT II.

From January 1998 to May 2008, Mr. Snyder was at Nationwide Health Properties, Inc., or NHP, a real estate investment trust specializing in healthcare related property. He served as the Vice President and Controller from July 2005 to February 2008 and Controller from January 1998 to July 2005. At NHP, Mr. Snyder was responsible for internal and external financial reporting, Sarbanes-Oxley compliance, budgeting, debt compliance, negotiation and documentation of debt and equity financing and the negotiation of acquisition and leasing documentation. In addition, Mr. Snyder was part of the senior management team that approved investments, determined appropriate financing and developed strategic goals and plans. As part of his investment and financing responsibilities, Mr. Snyder participated in the origination, modification and refinancing of mortgage loans made to customers, mortgages obtained on real estate and unsecured credit facilities.

Mr. Snyder was an adjunct accounting professor at Biola University from 1998 to May 2005, teaching courses in auditing and accounting. He was the director of financial reporting at Regency Health Services, Inc., a skilled nursing provider, from November 1996 to December 1997. From October 1993 to October 1996, Mr. Snyder worked for Arthur Andersen LLP. Mr. Snyder received a Bachelor of Arts Degree in Business Administration with an emphasis in Accounting from Biola University in La Mirada, California. Mr. Snyder is a Certified Public Accountant.

Stacie K. Yamane is our Chief Accounting Officer, a position she has held since our inception in August 2009. Ms. Yamane is also the Fund Controller of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS REIT III and KBS Strategic Opportunity REIT, positions she has held for these entities since October 2004, December 2008, December 2008, January 2010 and August 2009, respectively. From August 2007 until December 2008, Ms. Yamane served as Chief Financial Officer of KBS REIT II and she served as Controller of KBS REIT II from August 2007 until October 2008. Additionally, Ms Yamane served as Chief Financial Officer of KBS REIT I from June 2005 to December 2008 and Controller of KBS REIT I from June 2005 to October 2008.

In addition, Ms. Yamane serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held since 2004. She served as a Vice President/Portfolio Accounting with KBS-affiliated investment advisers from 1995 to 2004. At KBS Realty Advisors, Ms. Yamane is responsible for client accounting/reporting for four real estate portfolios. These portfolios consist of industrial, office and retail properties as well as land parcels. Ms. Yamane works closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assists in the supervision and management of KBS Realty Advisors’ accounting department.

Prior to joining an affiliate of KBS Realty Advisors in February of 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented under the U.S. generally accepted accounting principles, or GAAP, basis, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences at KBS and Kenneth Leventhal & Company give her 21 years of real estate experience.

Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).

Gary T. Kachadurian is one of our independent directors, a position he has held since 2010. Mr. Kachadurian has 30 years of real estate experience specializing in land and asset acquisition, construction, development, financing, and management. Since August 2007, Mr. Kachadurian has served as Chairman of Apartment Realty Advisors, the nation’s largest privately owned multihousing investment advisory company. Also, as President of Kach Enterprises LLC from October 2006 to the present, he has been retained as consultant on apartment acquisition and development transactions. Mr. Kachadurian is also Senior Managing Director of Multifamily Ventures for CityView, an investment advisory company.

He was formerly Senior Managing Director for Global Business Development for Deutsche Bank Real Estate. His responsibilities included raising equity in Japan, Germany, and other countries for new real estate products. Until May 2005 he was also a senior member of the Policy Committee of RREEF, a leading pension fund advisor, in addition to being a member of RREEF’s Investment Committee for 14 years. He was in charge of RREEF’s National Acquisitions Group and Value-Added and Development lines of business from 1999 to 2002, and also had oversight in the acquisition and management of RREEF’s 24,000 unit apartment investment portfolio. Prior to joining RREEF, he was the Midwest Regional Operating Partner for Lincoln Property Company, developing and managing apartment communities in Illinois, Indiana, Wisconsin, Kansas and Pennsylvania.

Mr. Kachadurian is a founding Board Member of the Chicago Apartment Association, was formerly Chairman of the National Multi Housing Council. He has been a featured speaker and panelist at many apartment industry events. He is on the Board of Managers and co-chair of the Real Estate Committee of the Chicago YMCA, is Chairman of the Village Foundation of Children’s Memorial Hospital, and serves as Director of Leaders Bank in Oak Brook, Illinois. Mr. Kachadurian received his B.S. in Accounting from the University of Illinois.

Our board of directors has concluded that Mr. Kachadurian is qualified to serve as one of our independent directors for reasons including the depth and breadth of his experience in the rental apartment industry, including longstanding experience as a developer, owner and manager of apartment properties. His extensive understanding of these varied aspects of our industry provide the board with an invaluable resource for assessing and managing risks and planning corporate strategy. In addition, in the course of serving on the boards of several companies and other large organizations involved in the apartment industry, Mr. Kachadurian has developed strong leadership and consensus building skills that are a valuable asset to our board.

Michael L. Meyer is one of our independent directors, a position he has held since January 2010. He is also an independent director of KBS Strategic Opportunity REIT, a position he has held since October 2009. Mr. Meyer is a private real estate investor and since 1999 has been the Chief Executive Officer of the Michael L. Meyer Company. The Michael L. Meyer Company is a principal and/or manager of real estate entities and provides those entities with property acquisition, financing and management services and advice. Since June 2006, Mr. Meyer also has been a principal of TwinRock Partners, LLC (formerly known as AMG Realty Investors, LLC), a commercial real estate investment company. From 2000 to 2003, Mr. Meyer was a principal in Advantage 4 LLC, a provider of telecommunications systems for real estate projects. From 1999 to 2003, Mr. Meyer was also a principal of Pacific Capital Investors, which acquired non-performing loans secured by real estate in Japan. From 1974 to 1998, Mr. Meyer was Managing Partner—Orange County and Audit Partner of the E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP and its predecessor. Mr. Meyer is a director and member of the audit committee of Opus Bank and is a director and chair of the audit committee of Paladin Realty Income Properties, Inc., positions he has held for these entities since September 2010 and February 2004, respectively. Additionally, Mr. Meyer serves as a director and member of the audit committee of City National Bank, a position he has held since 1999, and served as a director and member of the audit committee City National Corporation from July 1999 to April 2010.

Mr. Meyer was inducted into the California Building Industry Foundation Hall of Fame in June of 1999 for outstanding achievements in the real estate industry and community. Mr. Meyer was also the recipient of the University of California Irvine Graduate School of Management Real Estate Program Lifetime Achievement Award. Mr. Meyer received a Bachelors of Business Administration from the University of Iowa.

Our board of directors has concluded that Mr. Meyer is qualified to serve as one of our independent directors and the chairman of our audit committee for reasons including his expertise with respect to commercial real estate investments and accounting and financial reporting matters. With over 11 years of experience investing in commercial real estate and providing commercial real estate acquisition, financing and management services and advice, Mr. Meyer is well-positioned to advise the board with respect to potential investment opportunities and investment management. In addition, with over 24 years of experience as an accountant for real estate companies, Mr. Meyer provides our board with substantial expertise regarding real estate accounting and financial reporting matters. Further, Mr. Meyer’s experience as a director of City National Bank, City National Corporation and Paladin Realty Income Properties, Inc. provide him with an understanding of the requirements of serving on a public company board.

Ronald E. Zuzack is one of our independent directors. Since August 2010, Mr. Zuzack has been a Senior Advisor and Investment Committee Member of WestRock, an apartment investment company. From January 2008 until February 2010, Mr. Zuzack served as Global Chief Operating Officer for BlackRock Realty Advisors, Inc.’s Real Estate Equity Business. BlackRock Realty is a division of BlackRock, Inc., a premier provider of global investment management, risk management and advisory services. Blackrock Realty is a leading real estate equity investment manager and, in his capacity as Global COO, Mr. Zuzack is responsible for the day-to-day operations of a platform in the Americas, the UK, Continental Europe, Australia and Asia with total assets under management of approximately US $26 billion. The firm manages a variety of separate accounts, closed-end funds and open-end funds with a focus on core, value-added and opportunistic investment strategies. Since January 2008, Mr. Zuzack has been Chairman of Blackrock Realty’s Operating Committee and a member of the Executive, Investment and Leadership Committees for the firm’s Real Estate Group.

Mr. Zuzack joined BlackRock Realty’s predecessor, SSR Realty Advisors, Inc., in 1981 as a Portfolio Manager, serving as Executive Vice President and Director of Portfolio Services from 1988 to 1997 and Chief Investment Officer from 1996 to 1997, Head of Acquisitions, Dispositions and Financing from 1997 to December 2005 and Head of BlackRock Realty Americas from January 2006 to January 2008. Prior to joining SSR Realty Advisors, he held positions as Vice President and Real Estate Manager with Union Bank and as Vice President, Development and Property Manager for Inter-Cal Real Estate Corporation.

Mr. Zuzack earned a BS in Finance and Economics in 1969 and an MBA in 1970 from the University of Missouri. He also was recognized as a Willis Bryant Scholar in Mortgage Banking at Northwestern University in 1972. He is currently a member of the Urban Land Institute. He has also served as Chairman of the Multi-Family Gold Council of the Urban Land Institute, as a member of the Executive Committee of the National Multi-Housing Council, as Chairman of the Rent Control Committee of the National Multi-Housing Council, and as a board member of the Mid-Penninsula Housing Authority.

Our board of directors has concluded that Mr. Zuzack is qualified to serve as one of our independent directors for reasons including his extensive experience as an investment fiduciary representing the interests of shareholder clients. Mr. Zuzack’s 25 years as an active investor in apartment properties provide him with specific knowledge of our market segment and related financing activities and position him very well to provide the board of directors with valuable industry-specific insight and experience. Furthermore, Mr. Zuzack’s experience also prepares him well for service on our audit committee. As Global COO of BlackRock Realty Advisors, Mr. Zuzack had overall responsibility for the financial performance of that company, including supervision of the principal financial officer, regular reviews of financial statements, and frequent consideration of issues related to the conduct of audits, assessment of internal controls and procedures for financial reporting.

The Audit Committee

Our board has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity and audits of our financial statements, (iii) our compliance with legal and regulatory requirements, (iv) the independent auditors’ qualifications and independence, and (v) the performance of the independent auditors and our internal audit function. The members of the audit committee consist solely of our independent directors: Gary T. Kachadurian, Michael L. Meyer and Ronald E. Zuzack. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that Mr. Meyer satisfies the SEC’s requirements for an “audit committee financial expert.”

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at http://www.kbslegacyreit.com.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our conflicts committee discharges the board’s responsibilities relating to the compensation of our executives. Subject to the limitations in our charter and with stockholder approval, the conflicts committee may also create stock-award plans. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us.

Compensation of Directors

If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor. Two of our executive officers, Messrs. Bren and McMillan, participate in the management and control of our advisor, and through the advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2010.

Name		Fees Earned or Paid in Cash in 2010		All Other Compensation		Total
Gary T. Kachadurian	$	70,500	$	—	$	70,500
Michael L. Meyer		73,000		—		73,000
Ronald E. Zuzack		73,000		—		73,000
Peter M. Bren (1)		—		—		—
C. Preston Butcher (1)		—		—		—

(1) Directors who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation

We pay each of our independent directors:

•	an annual retainer of $40,000;

•	$2,500 for each board meeting attended;

•	$2,500 for each committee meeting attended, except that the chairman of the committee is paid $3,000 for each meeting attended;

•	$2,000 for each teleconference meeting of the board; and

•	$2,000 for each teleconference meeting of any committee, except that the chairman of the committee is paid $3,000 for each teleconference meeting of the committee.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth the beneficial ownership of our common stock as of March 9, 2011, for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of All Shares
C. Preston Butcher, Chairman of the Board, Chief Executive Officer and Director	20,000(2)	*
Peter M. Bren, President and Director	20,000(2)	*
Guy K. Hays, Executive Vice President	20,000(2)	*
W. Dean Henry, Executive Vice President	20,000(2)	*
Peter McMillan III, Executive Vice President	20,000(2)	*
David E. Snyder, Chief Financial Officer, Treasurer and Secretary	—	—
Stacie K. Yamane, Chief Accounting Officer	—	—
Gary T. Kachadurian, Independent Director	—	—
Michael L. Meyer, Independent Director	—	—
Ronald E. Zuzack, Independent Director	—	—
Shaw Delaware Trust	90,000	16.61%
All directors and executive officers as a group	20,000(2)	*

* Represents approximately 4% of the outstanding common stock.

(1) The address of each beneficial owner listed is c/o KBS Legacy Partners Apartment REIT, Inc. 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660.

(2) Includes 20,000 shares owned by KBS-Legacy Apartment Community REIT Venture, LLC, which is indirectly owned and controlled by C. Preston Butcher, W. Dean Henry, Guy K. Hays, Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. None of the shares are pledged as security.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the audit committee and the conflicts committee are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The board of directors has determined that Gary T. Kachadurian, Michael L. Meyer, and Ronald E. Zuzack each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the board. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.

Our Policy Regarding Transactions with Related Persons

Our charter requires our conflicts committee, which consists of all of our independent directors, to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to a designated compliance officer, currently our chief financial officer, via the Ethics Hotline, to an internal audit representative or directly to the Chairman of our conflicts committee.

Certain Transactions with Related Persons

As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us. Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. control and indirectly own our advisor, KBS Capital Advisors LLC, and the dealer manager of our public offering, KBS Capital Markets Group LLC. We refer to these individuals as our KBS sponsors. Messrs. Bren and McMillan are also our executive officers. All four of our KBS sponsors actively participate in the management and operations of our advisor. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.

Our Relationship with KBS Capital Advisors. Pursuant to the advisory agreement, KBS Capital Advisors is responsible for managing our day-to-day operations, retaining the property managers for our property investments (subject to the authority of our board of directors and officers) and performing other duties, including, but not limited to, the following:

•	finding, presenting and recommending to us real estate property opportunities consistent with our investment policies and objectives;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring properties on our behalf in compliance with our investment objectives and policies;

•	arranging for financing and refinancing of properties;

•	entering into leases and service contracts for our properties;

•	supervising and evaluating each property manager’s performance;

•	reviewing and analyzing the properties’ operating and capital budgets;

•	assisting us in obtaining insurance;

•	generating an annual budget for us;

•	reviewing and analyzing financial information for each of our assets and the overall portfolio;

•

formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;

•	performing investor-relations services;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the Internal Revenue Service and other regulatory agencies;

•	engaging and supervising the performance of our agents, including our registrar and transfer agent; and

•	performing any other services reasonably requested by us.

Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement has a one-year term expiring January 25, 2012 subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. From January 1, 2010 through the most recent date practicable, which was February 28, 2011, we have compensated our advisor as set forth below.

Our advisor or its affiliates have paid, and may pay in the future, some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with our ongoing initial public offering, including our legal, accounting, printing, mailing and filing fees. We reimburse our advisor for these costs and for future organization and offering costs incurred on our behalf, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds of our ongoing initial public offering as of the date of the reimbursement. In addition, after the termination of the primary offering, our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs borne by us exceed 15% of the gross proceeds raised in the primary offering. KBS Capital Advisors will do the same after termination of the offering pursuant to our dividend reinvestment plan. From January 1, 2010 through February 28, 2011, our advisor incurred approximately $0.3 million of organization and offering expenses on our behalf and as of February 28, 2011, our advisor has been reimbursed by us for approximately $0.2 million of such costs.

We incur acquisition advisory fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, including any acquisition expenses and any debt attributable to such investments. Acquisition advisory fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments. In addition to acquisition advisory fees, we reimburse our advisor for customary acquisition expenses, whether or not we ultimately acquire the asset. Acquisition advisory fees from January 1, 2010 through February 28, 2011 totaled approximately $0.4 million, all of which has been paid as of February 28, 2011.

For asset management services, we pay our advisor a monthly fee. The asset management fee is a monthly fee equal to one-twelfth of 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the investment, inclusive of acquisition expenses related thereto (but excluding any acquisition fees paid to the advisor related thereto) and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. From January 1, 2010 through February 28, 2011, our asset management fees totaled $0.1 million, all of which have been paid as of February 28, 2011.

Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. Our advisor will seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. However, we will not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2010 through February 28, 2011, we have reimbursed our advisor for $0.4 million of operating expenses, including $33,000 of employee costs.

Our Relationship with KBS Capital Markets Group. On March 12, 2010, upon the launch of our public offering, we entered into an agreement with our dealer manager. Pursuant to the agreement, KBS Capital Markets Group is entitled to receive selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of our primary offering (no selling commissions or dealer manager fees are payable with respect to sales under the dividend reinvestment plan). All or a portion of the selling commissions are not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee is payable with respect to certain volume discount sales. The dealer manager reallows 100% of selling commissions to broker-dealers participating in the public offering. From its dealer manager fee, KBS Capital Markets Group may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in special cases, the dealer manager has the option to increase the amount of this reallowance). From January 1, 2010 through February 28, 2011, we incurred selling commissions of $0.2 million, of which 100% was reallowed to participating broker-dealers. From January 1, 2010 through February 28, 2011, we incurred dealer manager fees of $0.1 million, of which $18,000 was reallowed to participating broker-dealers.

In addition to selling commissions and dealer manager fees, we are also obligated to reimburse the dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These include expenses for travel, meals, lodging and attendance and sponsorship fees incurred by registered persons associated with the dealer manager and officers and employees of our affiliates to attend retail conferences sponsored by participating broker-dealers and other meetings with participating broker-dealers; expense reimbursements to broker-dealers for actual costs incurred in connection with attending bona fide training and education meetings hosted by us; certain technology costs associated with the offering; certain legal fees allocable to the dealer manager; and reimbursement of bona fide due diligence expenses of broker-dealers. Under our dealer manager agreement, we are responsible for reimbursing our dealer manager and its affiliates for offering related expenses they incur provided that our reimbursement payments shall not cause (i) total underwriting compensation (excluding reimbursement of bona fide due diligence expenses) to exceed 10% of the gross proceeds from the primary offering, or (ii) total organization and offering expenses borne by us to exceed 15% of our gross offering proceeds. From January 1, 2010 through February 28, 2011, we have reimbursed or intend to reimburse our dealer manager for approximately $0.1 million.

Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

During the year ended December 31, 2010, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent auditor since our formation.

Pre-Approval Policies

In order to make sure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

Since March 12, 2010, when we became a reporting company under Section 15(d) of the Securities Exchange Act of 1934, all services rendered by Ernst & Young LLP have been pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2010 and 2009, are set forth in the table below.

	2010		2009
Audit fees	$	167,000	$	114,000
Audit-related fees		—		—
Tax fees		14,530		14,000
All other fees		—		—

Total	$	181,530	$	128,000

For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•

Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•

Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•

Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees – These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.

The following financial statement schedule is included herein at pages F-23 through F-24 of this report:

Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits

EXHIBIT LIST

Ex.	Description

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

4.3	Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the Company’s final prospectus dated March 12, 2010

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 23, 2010

4.5	Amended and Restated Escrow Agreement dated March 8, 2010, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2010 filed May 17, 2010

10.1	Advisory Agreement dated January 25, 2011

10.2

Dealer Manager Agreement with Selected Dealer Agreement dated March 12, 2010, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2010 filed May 17, 2010

10.3

Assignment and Assumption of Agreement for Sale and Purchase of Property between KBS Realty Advisors, LLC and KBS Capital Advisors LLC dated as of August 5, 2010, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 21, 2011

10.4

Assignment and Assumption of Agreement for Sale and Purchase of Property between KBS Capital Advisors LLC and KBS Legacy Partners Dakota Hill LLC dated as of August 5, 2010; incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 10, 2010

10.5

Agreement for Sale and Purchase of Property between Dakota Hill Properties, a Texas Limited Partnership and KBS Realty Advisors, LLC dated as of March 31, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 10, 2010

10.6

First Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of May 25, 2010, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 10, 2010

Ex.	Description

10.7	Second Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of June 10, 2010, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 10, 2010

10.8	Third Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of July 2, 2010, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 10, 2010

10.9	Fourth Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of July 12, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 10, 2010

10.10	Fifth Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of July 15, 2010, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 10, 2010

10.11	Sixth Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of August 3, 2010, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 10, 2010

10.12	Seventh Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of October 4, 2010, incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 21, 2011

10.13	Assumption Agreement dated as of October 26, 2010 by and among Dakota Hill Properties, KBS Legacy Partners Dakota Hill LLC and the Federal Home Loan Mortgage Corporation, incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 21, 2011

10.14	Multifamily Note dated as of February 1, 2010 by Dakota Hill Properties in favor of CBRE Capital Markets, Inc., incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 21, 2011

10.15	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated as of February 1, 2010 by Dakota Hill Properties for the benefit of CBRE Capital Markets, Inc., incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 21, 2011

10.16	Guaranty dated as of October 26, 2010 by KBS Legacy Partners Properties LLC in favor of the Federal Home Loan Mortgage Corporation, incorporated by reference to Exhibit 10.15 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 21, 2011

10.17	Guaranty dated as of October 26, 2010 by C. Preston Butcher, Individually, and C. Preston Butcher, as Trustee of the Preston Butcher Legacy Partners Business Assets Revocable Trust under declaration of trust dated May 12, 2003, in favor of the Federal Home Loan Mortgage Corporation, incorporated by reference to Exhibit 10.16 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 21, 2011

Ex.	Description

10.18	Promissory Note dated as of October 25, 2010 made by KBS Legacy Partners Limited Partnership in favor of KBS Capital Advisors LLC incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 21, 2011

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

KBS Legacy Partners Apartment REIT, Inc.

We have audited the accompanying consolidated balance sheets of KBS Legacy Partners Apartment REIT, Inc. (the Company) as of December 31, 2010 and 2009, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2010 and for the period from July 31, 2009 (inception) to December 31, 2009. Our audits also included the financial statement schedule in Item 15(a), Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Legacy Partners Apartment REIT, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010 and for the period from July 31, 2009 (inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                        /s/ Ernst & Young LLP

Irvine, California

March 11, 2011

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets
Real estate:
Land	$4,838,400	$—
Buildings and improvements	30,223,845	—
Tenant origination and absorption costs	1,583,670	—

Total real estate, cost	36,645,915	—
Less accumulated depreciation and amortization	(759,316)	—

Total real estate, net	35,886,599	—
Cash and cash equivalents	3,124,887	198,974
Restricted cash	987,006	—
Deferred financing costs, prepaid expenses and other assets	377,608	—

Total assets	$40,376,100	$198,974

Liabilities and stockholders’ equity
Notes payable, net:
Mortgage note payable, net	$23,591,791	$—
Unsecured note payable due to affiliate	14,000,000	—

Total notes payable, net	37,591,791	—
Accounts payable and accrued liabilities	1,289,225	—
Due to affiliates	312,490	—
Distributions payable	10,277	—
Other liabilities	132,756	—

Total liabilities	39,336,539	—

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 367,447 and 20,000 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	3,674	200
Additional paid-in capital	3,101,124	199,800
Cumulative distributions and net losses	(2,065,237)	(1,026)

Total stockholders’ equity	1,039,561	198,974

Total liabilities and stockholders’ equity	$40,376,100	$198,974

See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2010	For the Period from July 31, 2009 (inception) to December 31, 2009
Revenues:
Rental income	$927,774	$—

Total revenues	927,774	—

Expenses:
Operating, maintenance, and management	270,884	—
Real estate taxes and insurance	208,789	—
Asset management fees to affiliate	66,704	—
Real estate acquisition fees and expenses	247,554	—
Real estate acquisition fees and expenses to affiliate	365,919	—
General and administrative expenses	702,414	1,026
Depreciation and amortization	759,316	—
Interest expense	360,256	—

Total expenses	2,981,836	1,026

Other income:
Other interest income	128	—

Net loss	$(2,053,934)	$(1,026)

Net loss per common share, basic and diluted	$(50.02)	$(0.05)

Weighted-average number of common shares outstanding, basic and diluted	41,063	20,000

Distributions declared per common share	$0.028	$—

See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Cumulative	Total
	Common Stock		Additional	Distributions	Stockholders’
	Shares	Amounts	Paid-in Capital	and Net Loss	Equity
Balance, July 31, 2009 (inception)	—	$—	$—	$—	$—
Issuance of common stock	20,000	200	199,800	—	200,000
Net loss	—	—	—	(1,026)	(1,026)

Balance, December 31, 2009	20,000	$200	$199,800	$(1,026)	$198,974
Issuance of common stock	347,447	3,474	3,413,935	—	3,417,409
Distributions declared	—	—	—	(10,277)	(10,277)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(272,556)	—	(272,556)
Other offering costs to affiliate	—	—	(240,055)	—	(240,055)
Net loss	—	—	—	(2,053,934)	(2,053,934)

Balance, December 31, 2010	367,447	$3,674	$3,101,124	$(2,065,237)	$1,039,561

See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2010	For the Period from July 31, 2009 (inception) to December 31, 2009
Cash Flows from Operating Activities:
Net loss	$(2,053,934)	$(1,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	759,316	—
Bad debt expense	1,692	—
Amortization of premium on notes payable	(18,660)	—
Amortization of deferred financing costs	60,852	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(987,006)
Rents and other receivables	(2,650)	—
Prepaid expenses and other assets	(26,946)	—
Accounts payable and accrued liabilities	1,289,225	—
Due to affiliates	305,235
Other liabilities	132,756	—

Net cash used in operating activities	(540,120)	(1,026)

Cash Flows from Investing Activities:
Acquisitions of real estate	(12,907,214)	—
Additions to real estate	(57,823)	—

Net cash used in investing activities	(12,965,037)	—

Cash Flows from Financing Activities:
Principal payments on notes payable	(70,427)	—
Proceeds from unsecured note payable due to affiliate	14,000,000
Payments of deferred financing costs	(410,556)	—
Proceeds from issuance of common stock	3,417,409	200,000
Payments of commissions on stock sales and related dealer manager fees	(272,556)	—
Payments of other offering costs	(232,800)	—

Net cash provided by financing activities	16,431,070	200,000

Net increase in cash and cash equivalents	2,925,913	198,974
Cash and cash equivalents, beginning of period	198,974	—

Cash and cash equivalents, end of period	$3,124,887	$198,974

Supplemental Disclosure of Cash Flow Information:
Interest paid	$243,398	$—

Supplemental Disclosure of Noncash Transactions:
Mortgage debt assumed on real estate acquisition at fair value	$23,680,878	$—

Increase in distributions payable	$10,277	$—

Increase in other offering costs due to affiliates	$7,255	$—

See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

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

Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company originally entered into with the Advisor on January 25, 2010 and renewed for an additional one-year term on January 25, 2011 (the “Advisory Agreement”).

On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of December 31, 2010, the Sub-Advisor owns 20,000 shares of common stock of the Company.

The Company expects to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. The Company expects that its portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. The Company may make its investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of December 31, 2010, the Company owned one apartment complex.

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

On December 9, 2010, the Company broke escrow in the Offering and through December 31, 2010, the Company had sold 347,447 shares for gross offering proceeds of $3.4 million, all of which were sold in the primary offering.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, REIT Holdings and the Operating Partnership, and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Revenue Recognition

The Company leases apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. The Company recognizes rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is reasonably assured.

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

Other income, including interest earned on the Company’s cash, is recognized as it is earned.

Real Estate

Depreciation and Amortization

Real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 20 years for land improvements and five to 12 years for computer, furniture, fixtures and equipment. Costs directly associated with the development of land and those incurred during construction are capitalized as part of the investment basis. Acquisition costs are expensed as incurred. Operating expenses incurred that are not related to the development and construction of the real estate investments are expensed as incurred. Repairs, maintenance and tenant turnover costs are expensed as incurred and significant replacements and improvements will be capitalized. Repairs, maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate property. The Company considers the period of future benefit of an asset to determine its appropriate useful life.

Intangible assets related to in-place leases are amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.

Development Costs

The Company will capitalize development and construction costs (including interest and other financing fees, property taxes, and other direct and indirect development costs) beginning when active development commences and ending when apartment units are available for occupancy and all infrastructure is substantially complete.

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date will be expensed in periods subsequent to the acquisition date. During the year ended December 31, 2010, the Company acquired one apartment complex in a business combination and expensed $0.6 million of acquisition costs.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value are amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.

The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective leases, including any below-market renewal periods.

The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions, such as market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

The Company monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company will assess the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2010 and December 31, 2009.

At December 31, 2010 and 2009, the Company’s cash and cash equivalents balance was approximately $3.1 million and $0.2 million, respectively. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2010. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Restricted Cash

Restricted cash relates to a lender property tax impound reserve account on the Company’s real estate investment.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

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

When available, the Company will utilize quoted market prices from independent third-party sources to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources.

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

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

•

During each calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

The Company will record amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, because the amounts that can be redeemed will be determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company will present the net proceeds from the current year dividend reinvestment plan as redeemable common stock in its accompanying consolidated balance sheets.

The Company will classify as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares will be contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. As of December 31, 2010, no shares had been tendered for redemption or redeemed by the Company because no shares were eligible for redemption.

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

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the year ended December 31, 2010.

Organization and Offering Costs

Certain organization and offering costs (other than selling commissions and dealer manager fees) of the Company are paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These organization and other offering costs include all expenses to be paid by the Company in connection with the Offering. Organization costs include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in the Offering exceed 15% of gross offering proceeds. As a result, the Company is only liable for these costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Offering.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

As of December 31, 2010, the Company’s selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds. Through December 31, 2010, the Company had sold 347,447 shares in the Offering for gross offering proceeds of $3.4 million and recorded organization and other offering costs of $0.2 million and selling commissions and dealer manager fees of $0.3 million. No organization and offering costs were recognized as of December 31, 2009 as the Minimum Number of Shares of the Company’s common stock had not been issued. Organization costs are expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering. The Company expects the Advisor to continue to incur organization and other offering costs on its behalf.

Selling Commissions and Dealer Manager Fees

The Company pays the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager reallows 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the Dealer Manager may increase the reallowance.

Acquisition Advisory Fee

The Company pays the Advisor an acquisition advisory fee equal to 1% of the cost of investments acquired, including any acquisition expenses and any debt attributable to such investments.

Asset Management Fee

With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the amount paid to fund the acquisition, development, construction or improvement of the investment, inclusive of acquisition expenses related thereto (but excluding any acquisition fees related thereto). The amount paid includes any portion of the investment that was debt financed. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax year ended December 31, 2010.

Segments

The Company has invested in one apartment complex. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one business segment.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

General and Administrative Expenses

General and administrative expenses, totaling $0.7 million and $1,026 for the years ended December 31, 2010 and 2009, respectively, consisted of bank fees incurred on the Company’s deposit accounts, audit fees, legal fees, board of directors fees and director and officer insurance. As of December 31, 2010, the Advisor has incurred $0.4 million of general and administrative expenses on behalf of the Company, of which $0.1 million remains unpaid and is included in due to affiliates on the accompanying consolidated balance sheet. During the year ended December 31, 2010, the Advisor had also incurred $0.2 million of independent director compensation all of which has been paid.

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2010 and 2009.

Distributions for the period from December 16, 2010 through December 31, 2010 were based on daily record dates and calculated at a rate of $0.00178082 per share per day.

Square Footage, Occupancy and Other Measures

Square footage, occupancy and other measures used to describe real estate investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

Recently Issued Accounting Standards Updates

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of ASU No. 2010-20 may require additional disclosures, but the Company does not expect the adoption to have a material impact to its consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-29”). ASU No. 2010-29 updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. The Company adopted ASU No. 2010-29 for the year ended December 31, 2010 and the adoption of this ASU did not have a material impact to our consolidated financial statements.

3.	REAL ESTATE

On October 26, 2010, the Company, through an indirect wholly owned subsidiary, purchased a 453,178 square foot Class A apartment complex, containing 504 units located on approximately 20.3 acres of land in Irving, Texas (“Legacy at Valley Ranch”). The purchase price of Legacy at Valley Ranch was $36.1 million plus closing costs. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The Company allocated $4.8 million to land, $30.2 million to building and improvements, $1.6 million to acquired in-place leases, and approximately $0.5 million related to a premium on notes payable due to above-market interest rate during the year ended December 31, 2010. Legacy at Valley Ranch was 95% occupied as of December 31, 2010. For the year ended December 31, 2010, the Company recognized $0.9 million of total revenues. The following table provides summary information regarding the real estate property owned by the Company as of December 31, 2010:

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving	TX	Apartment	$4,838,400	$30,223,845	$1,583,670	$36,645,915	$(759,316)	$35,886,599

4.	NOTES PAYABLE

On October 26, 2010, the Company acquired Legacy at Valley Ranch and funded the acquisition through the assumption of an existing mortgage loan from an unaffiliated lender (the “Legacy at Valley Ranch Mortgage Loan”) and borrowed $14.0 million pursuant to a bridge loan from the Advisor (the “Advisor Bridge Loan”).

The Legacy at Valley Ranch Mortgage Loan has an outstanding principal balance of $23.1 million and bears interest at a variable rate of 362 basis points over the one-month Freddie Mac Reference Bills index rate, but at no point shall the interest rate be more than 7.25%. Monthly payments include principal and interest with principal calculated using an amortization of 30 years with the remaining principal balance due at maturity. The Legacy at Valley Ranch Mortgage Loan matures in February 2017. In connection with the acquisition of Legacy at Valley Ranch, the Company recorded the mortgage loan assumed at an estimated fair value of $23.7 million, which includes a premium on notes payable due to above-market interest rate of $0.5 million.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The Advisor Bridge Loan has an outstanding principal balance of $14.0 million and bears simple interest from the date advanced at a rate of 6% per annum. The Advisor Bridge loan matures in April 2011 and is extendable to July 2011. The Company is responsible for closing costs related to the Advisor Bridge Loan, as well as a 1% commitment fee payable to the Advisor. The Company may prepay the unpaid principal balance under the Advisor Bridge Loan, in whole or in part, together with all interest then accrued under the note, at any time, without premium or penalty. The Advisor may upon written demand require the Company to prepay outstanding amounts under the Advisor Bridge Loan, in whole or in part, provided that funds are available from the proceeds of the Company’s ongoing initial public offering. Pursuant to the Advisor Bridge Loan, funds are deemed available from the Company’s offering if neither the Company nor any of their subsidiaries have used or become contractually obligated to use such proceeds for the payment of fees and expenses related to the Company’s operations, including, but not limited to, any fees and expenses related to real estate investments, payment of principal or interest on third-party debt obligations, general and administrative expenses, other general corporate purposes or distributions (including dividend payments to stockholders) accrued as of the date of the Advisor’s demand. The Advisor Bridge Loan is unsecured.

As of December 31, 2010, the Company’s notes payable consist of the following:

	Principal as of December 31, 2010	Contractual Interest Rate as of December 31, 2010 (1)	Payment Type	Interest Rate at December 31, 2010 (1)	Maturity Date (2)
Mortgage Note Payable
Legacy at Valley Ranch Mortgage Loan (3)	$23,122,359	(4)	Principal & Interest	3.8%	02/01/2017
Premium on notes payable, net (3)	469,432

Mortgage note payable, net	23,591,791

Unsecured Note Payable Due to Affiliate
Advisor Bridge Loan	14,000,000	6.00%	(5)	6.0%	04/25/2011

Total Notes Payable, net	$37,591,791

(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2010. Interest rate is calculated as the actual interest rate in effect at December 31, 2010, using market interest rate indices at December 31, 2010, where applicable.

(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2010; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

(3) In connection with the acquisition of Legacy at Valley Ranch, the Company recorded the mortgage loan assumed at an estimated fair value of $23.7 million, which includes a premium on notes payable due to above-market interest rate of $0.5 million, amortized over the remaining life of the loan.

(4) The interest rate under this loan is calculated at a variable rate of 362 basis points over one-month Freddie Mac Reference Bills index rate, but at no point shall the interest rate be more than 7.25%.

(5) Principal and interest are payable at the maturity of this note.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

During the year ended December 31, 2010, the Company incurred $0.4 million of interest expense. As of December 31, 2010, $0.2 million of interest expense was payable. Included in interest expense for the year ended December 31, 2010 was $0.1 million of amortization of deferred financing costs.

The following is a schedule of maturities for the Company’s notes payable outstanding as of December 31, 2010:

	Current Maturity	Fully Extended Maturity (1)

2011	$14,000,000	$14,000,000
2012	—	—
2013	—	—
2014	—	—
2015	—	—
Thereafter	23,122,359	23,122,359

	$37,122,359	$37,122,359

(1) Represents the maturities of all notes payable outstanding as of December 31, 2010 assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.

Certain of the Company’s notes payable contain non-financial debt covenants. As of December 31, 2010, the Company was in compliance with all debt covenants.

5.	FAIR VALUE DISCLOSURES

The fair value for certain financial instruments is derived using valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. See Note 2, “Summary of Significant Accounting Policies.” The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

Cash and cash equivalents, rent and other receivables, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.

Notes payable: The fair value of the Company’s notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

The following are the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2010:

	December 31, 2010
	Face	Carrying	Fair
	Value	Amount	Value
Financial liabilities:
Notes payable	$37,122,359	$37,591,791	$37,591,791

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at December 31, 2010 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

During the year ended December 31, 2010, the Company measured the following non-financial asset at fair value:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Nonrecurring Basis: (1)
Investments in real estate	$36,588,092	$ —	$ —	$ 36,588,092
Mortgage debt assumed on real estate acquisition	$23,680,878	$ —	$ —	$ 23,680,878

(1)	Amount reflects acquisition date fair value of real estate acquired.

6.	RELATED PARTY TRANSACTIONS

The Company has executed the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements will entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of funds in real estate related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the year ended December 31, 2010, and any related amounts payable as of December 31, 2010:

	Incurred in the Year Ended December 31, 2010	Payable as of December 31, 2010
Expensed
Asset management fees	66,704	—
Reimbursable operating expenses (1)	370,575	148,742
Acquisition fees on real properties	365,919	—
Related party interest expense (2)	156,493	156,493

Additional Paid-in Capital
Selling commissions	170,034	—
Dealer manager fees	102,522	—
Reimbursable other offering costs	240,055	7,255

Capitalized
Origination fees on unsecured note payable due to affiliate	140,000	—

	$1,612,302	$312,490

(1) In addition, our Advisor may seek reimbursement for employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursable under the Advisory Agreement as of December 31, 2010. The Company will not reimburse for employee costs in connection with services for which KBS Capital Advisors earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

(2) Related party interest expense relates to the Advisor Bridge Loan. See note 4, “Notes Payable.”

As of December 31, 2010, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $2.7 million, which represent the Company’s maximum liability for organization and offering costs as of December 31, 2010. The Company will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Offering. As of December 31, 2010, the Company has recognized and paid $0.3 million in selling commissions and dealer manager fees and recognized $0.2 million of other organization and offering expenses, of which $0.2 million has been reimbursed to the Advisor, which amounts represent the Company’s maximum liability for organization and offering costs as of December 31, 2010.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

7.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2010 and 2009. The Company acquired one apartment complex during the year ended December 31, 2010, which was accounted for as a business combination. The following unaudited pro forma information for the years ended December 31, 2010 and 2009 have been prepared to give effect to the acquisition of Legacy at Valley Ranch as if the acquisition occurred on January 1, 2009. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on these dates, nor do they purport to predict the results of operations for future periods.

	For the Year Ended December 31,
	2010	2009
Revenues	$5,201,318	$5,157,732

Depreciation and amortization	$754,151	$2,337,821

Net loss	$(992,494)	$(2,582,445)

Net loss per common share, basic and diluted	$(24.17)	$(129.12)

Weighted-average number of common shares outstanding, basic and diluted	41,063	20,000

The pro forma information for the year ended December 31, 2010 was adjusted to exclude $0.6 million of acquisition costs related to Legacy at Valley Ranch incurred in 2010. The costs were recognized in the pro forma information for the year ended December 31, 2009.

8.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2010:

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$—	$927,774
Net loss	$(1,755)	$(1,760)	$(1,800)	$(2,048,619)
Net loss per common share, basic and diluted	$(0.09)	$(0.09)	$(0.09)	$(19.78)
Distributions declared per common share (1)	$—	$—	$—	$0.028

(1) Distributions declared per common share for the fourth quarter of 2010 assumes each share was issued and outstanding each day during the period from December 16, 2010 through December 31, 2010. Each day during the period from December 16, 2010 through December 31, 2010 was a record date for distributions.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

9.	COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company is dependent on the Advisor, the Sub-Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares in its ongoing initial public offering; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Concentration of Credit Risk

As of December 31, 2010, the Company owned one real estate property located in Irving, Texas. As a result of this acquisition, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Irving, Texas apartment market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s property, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the property could result in future environmental liabilities.

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on its results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

10.	SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Status of the Offering

The Company commenced its Offering on March 12, 2010. As of March 9, 2011, the Company had sold 521,994 shares of common stock in the Offering for gross offering proceeds of $5.2 million, including 1,213 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $11,525.

Distributions Paid

On January 14, 2011, the Company paid distributions of $10,277, which related to distributions declared for each day in the period from December 16, 2010 through December 31, 2010. On February 15, 2011, the Company paid distributions of $21,398, which related to distributions declared for each day in the period from January 1, 2011 through January 31, 2011.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010

Distributions Declared

On January 24, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from February 1, 2011 through February 28, 2011, which the Company expects to pay in March 2011, and distributions based on daily record dates for the period from March 1, 2011 through March 31, 2011, which the Company expects pay in April 2011. On March 3, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2011 through April 30, 2011, which the Company expects to pay in May 2011, and distributions based on daily record dates for the period from May 1, 2011 through May 31, 2011, which the Company expects to pay in June 2011. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2010

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Legacy at Valley Ranch	Irving, TX	100%	$23,122,359	$4,838,400	$31,749,692	$36,588,092	$57,823	$4,838,400	$31,807,515	$36,645,915	$(759,316)	1999	10/26/2010

(1)	Building and improvements include tenant origination and absorption costs.
(2)	The aggregate cost of real estate for federal income tax purposes was $37.0 million as of December 31, 2010.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)

December 31, 2010

2010
Real estate:
Balance at the beginning of the year	$—
Acquisitions	36,588,092
Improvements	57,823
Write-off of fully depreciated and fully amortized assets	—

Balance at the end of the year	$36,645,915

Accumulated depreciation:
Balance at the beginning of the year	$—
Depreciation expense	759,316
Write-off of fully depreciated and fully amortized assets	—

Balance at the end of the year	$759,316

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 11, 2011.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

By:	/s/ C. Preston Butcher
C. Preston Butcher
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ C.PRESTON BUTCHER C. Preston Butcher	Chairman of the Board, Chief Executive Officer and Director	March 11, 2011

/S/ PETER M. BREN Peter M. Bren	President and Director	March 11, 2011

/S/ GUY K. HAYS Guy K. Hays	Executive Vice President	March 11, 2011

/S/ W. DEAN HENRY W. Dean Henry	Executive Vice President	March 11, 2011

/S/ PETER MCMILLAN III Peter McMillan III	Executive Vice President	March 11, 2011

/S/ DAVID E. SNYDER David E. Snyder	Chief Financial Officer, Treasurer and Secretary	March 11, 2011

/S/ STACIE K. YAMANE Stacie K. Yamane	Chief Accounting Officer	March 11, 2011

/S/ GARY T. KACHADURIAN Gary T. Kachadurian	Director	March 11, 2011

/S/ MICHAEL L. MEYER Michael L. Meyer	Director	March 11, 2011

/S/ RONALD E. ZUZACK Ronald E. Zuzack	Director	March 11, 2011