Form 10-Q
period 2011-03-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2011-05-06
CIK 1469822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 3, 2011, there were 1,016,492 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

FORM 10-Q

March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Real estate:
Land	$4,838	$4,838
Buildings and improvements	30,352	30,224
Tenant origination and absorption costs	1,584	1,584

Total real estate, cost	36,774	36,646
Less accumulated depreciation and amortization	(1,721)	(759)

Total real estate, net	35,053	35,887
Cash and cash equivalents	6,377	3,125
Restricted cash	280	987
Deferred financing costs, prepaid expenses and other assets	467	377

Total assets	$42,177	$40,376

Liabilities and stockholders’ equity
Notes payable, net:
Mortgage note payable, net	$23,463	$23,592
Unsecured note payable due to affiliate	14,000	14,000

Total notes payable, net	37,463	37,592
Accounts payable and accrued liabilities	525	1,289
Due to affiliates	637	312
Distributions payable	36	10
Other liabilities	113	133

Total liabilities	38,774	39,336

Commitments and contingencies (Note 7)
Redeemable common stock	20	—
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 792,574 and 367,447 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	8	4
Additional paid-in capital	6,677	3,101
Cumulative distributions and net losses	(3,302)	(2,065)

Total stockholders’ equity	3,383	1,040

Total liabilities and stockholders’ equity	$42,177	$40,376

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Rental income	$1,301	$—

Total revenues	1,301	—

Expenses:
Operating, maintenance, and management	344	—
Real estate taxes and insurance	276	—
Asset management fees to affiliate	89	—
General and administrative expenses	293	2
Depreciation and amortization	962	—
Interest expense	495	—

Total expenses	2,459	2

Net loss	$(1,158)	$(2)

Net loss per common share, basic and diluted	$(2.35)	$(0.09)

Weighted-average number of common shares outstanding, basic and diluted	492,467	20,000

Distributions declared per common share	$0.160	$—

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2010 and the Three Months Ended March 31, 2011 (unaudited)

(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2009	20,000	$1	$199	$(1)	$199
Issuance of common stock	347,447	3	3,414	—	3,417
Distributions declared	—	—	—	(10)	(10)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(272)	—	(272)
Other offering costs to affiliate	—	—	(240)	—	(240)
Net loss	—	—	—	(2,054)	(2,054)

Balance, December 31, 2010	367,447	$4	$3,101	$(2,065)	$1,040
Issuance of common stock	425,127	4	4,231	—	4,235
Transfers to redeemable common stock	—	—	(20)	—	(20)
Distributions declared	—	—	—	(79)	(79)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(386)	—	(386)
Other offering costs to affiliate	—	—	(249)	—	(249)
Net loss	—	—	—	(1,158)	(1,158)

Balance, March 31, 2011	792,574	$8	$6,677	$(3,302)	$3,383

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,158)	$(2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	962	—
Bad debt expense	3	—
Amortization of premium on notes payable	(19)	—
Amortization of deferred financing costs	86	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	707
Rents and other receivables	(3)	—
Prepaid expenses and other assets	(176)	—
Accounts payable and accrued liabilities	(764)	—
Due to affiliates	80
Other liabilities	(20)	—

Net cash used in operating activities	(302)	(2)

Cash Flows from Investing Activities:
Additions to real estate	(128)	—

Net cash used in investing activities	(128)	—

Cash Flows from Financing Activities:
Principal payments on notes payable	(110)	—
Proceeds from issuance of common stock	4,215	—
Payments of commissions on stock sales and related dealer manager fees	(386)	—
Payments of other offering costs	(4)	—
Distributions paid	(33)	—

Net cash provided by financing activities	3,682	—

Net increase in cash and cash equivalents	3,252	(2)
Cash and cash equivalents, beginning of period	3,125	199

Cash and cash equivalents, end of period	$6,377	$197

Supplemental Disclosure of Cash Flow Information:
Interest paid	$216	$—

Supplemental Disclosure of Noncash Transactions:
Increase in other offering costs due to affiliates	$245	$—

Increase in distributions payable	$26	$—

Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$20	$—

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(unaudited)

1. ORGANIZATION

KBS Legacy Partners Apartment REIT, Inc. (the “Company”) was formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. Substantially all of the Company’s business is conducted through KBS Legacy Partners Limited Partnership (the “Operating Partnership”), a Delaware limited partnership formed on August 4, 2009. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS Legacy Partners Holdings LLC (“REIT Holdings”), a Delaware limited liability company formed on August 4, 2009, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings.

Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company originally entered into with the Advisor on January 25, 2010 and renewed for an additional one-year term on January 25, 2011 (the “Advisory Agreement”).

On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of March 31, 2011, the Sub-Advisor owns 20,000 shares of common stock of the Company.

The Company expects to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. The Company expects that its portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. The Company may make its investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of March 31, 2011, the Company owned one apartment complex.

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

As of March 31, 2011, the Company had sold 772,574 shares of common stock in the Offering for gross offering proceeds of $7.7 million, including 2,076 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $20,000.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date will be expensed in periods subsequent to the acquisition date. The Company did not acquire any real estate assets during the three months ended March 31, 2011 and 2010, respectively.

The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) which utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant. Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease intangibles are amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.

The Company records above-market and below-market in-place lease intangibles for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease intangibles as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective leases, including any below-market renewal periods.

The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining average non-cancelable term of the leases, including any below-market renewal periods.

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

March 31, 2011

(unaudited)

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

When available, the Company will utilize quoted market prices from independent third-party sources to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

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

March 31, 2011

(unaudited)

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

Dividend Reinvestment Plan

The Company has adopted a dividend reinvestment plan (the “DRP”) through which current and future common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the dividend reinvestment plan will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company currently expects to establish an estimated value per share no later than the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities – whether through the Offering or follow-on public offerings – and has not done so for up to 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants.

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

Pursuant to the program, the Company will initially redeem shares at prices determined as follows:

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

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of its common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company currently expects to establish an estimated value per share no later than the completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities - whether through the primary offering or a follow-on public offering - and has not done so for up to 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, because the amounts that can be redeemed in future periods will be determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the net proceeds from the current year and prior year dividend reinvestment plan, net of current year redemptions, as redeemable common stock in its accompanying consolidated balance sheets.

The Company classifies as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares are contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

As described above, the Company limits the dollar value of shares that may be redeemed under the program to the amount of net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year. The Company did not issue any shares under its dividend reinvestment plan during the year ended December 31, 2010. Accordingly, because of the restriction, the Company has no funds available for redemption under the share redemption program in 2011. Through March 31, 2011, the Company has not received any requests to have shares redeemed pursuant to the share redemption program and no shares had been redeemed by the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

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

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the three months ended March 31, 2011 or during any previous periods.

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

As of March 31, 2011, the Company’s selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds. Through March 31, 2011, the Company had sold 772,574 shares in the Offering for gross offering proceeds of $7.7 million and recorded organization and other offering costs of $0.5 million and selling commissions and dealer manager fees of $0.7 million. Organization and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Offering. The Company expects the Advisor to continue to incur organization and other offering costs on its behalf.

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

March 31, 2011

(unaudited)

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

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.

Segments

The Company has invested in one apartment complex. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one business segment.

Per Share Data

Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2011 and 2010.

Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2011. For the three months ended March 31, 2011, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2011 through March 31, 2011 was a record date for distributions. No day during the period from January 1, 2010 through March 31, 2010 was a record date for distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

3. REAL ESTATE

As of March 31, 2011, the Company owned one apartment complex, containing 504 units and encompassing approximately 453,178 rentable square feet, which was 96% occupied. The following table provides summary information regarding the property owned by the Company as of March 31, 2011 (in thousands):

Property	Date Acquired	City	State	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving	TX	Apartment	$4,838	$30,352	$1,584	$36,774	$(1,721)	$35,053

4. NOTES PAYABLE

As of March 31, 2011 and December 31, 2010, the Company’s notes payable, consist of the following (dollars in thousands):

	Principal as of March 31, 2011	Principal as of December 31, 2010	Contractual Interest Rate as of March 31, 2011 (1)	Payment Type	Interest Rate at March 31, 2011 (1)	Maturity Date (2)
Mortgage Note Payable
Legacy at Valley Ranch Mortgage Loan (3)	$23,012	$23,122	(4)	Principal & Interest	3.8%	02/01/2017
Premium on notes payable, net (3)	451	470

Mortgage note payable, net	23,463	23,592
Unsecured Note Payable Due to Affiliate
Advisor Bridge Loan (5)	14,000	14,000	6.0%	(6)	6.0%	04/25/2011

Total Notes Payable, net	$37,463	$37,592

(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2011. Interest rate is calculated as the actual interest rate in effect at March 31, 2011, using market interest rate indices at March 31, 2011, where applicable.

(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2011; subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

(3) In connection with the acquisition of Legacy at Valley Ranch, the Company recorded the mortgage loan assumed at an estimated fair value of $23.7 million, which included a premium on notes payable due to above-market interest rate of $0.5 million, amortized over the remaining life of the loan.

(4) The interest rate under this loan is calculated at a variable rate of 362 basis points over one-month Freddie Mac Reference Bills index rate, but at no point shall the interest rate be more than 7.25%.

(5) Subsequent to March 31, 2011, the maturity date of the Advisor Bridge Loan was extended to July 25, 2011. In addition, on April 21, 2011, the Company made a $6.0 million principal paydown of this loan.

(6) Principal and interest are payable at the maturity of this note. As of March 31, 2011, the Company had $0.4 million of accrued interest payable in connection with this note.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

During the three months ended March 31, 2011, the Company incurred $0.5 million of interest expense, which included $0.1 million of amortization of deferred financing costs. As of March 31, 2011, $0.4 million of interest expense was payable.

The following is a schedule of maturities for the Company’s notes payable outstanding as of March 31, 2011 (in thousands):

	Current Maturity	Fully Extended Maturity (1)
April 1, 2011 through December 31, 2011	$14,000	$14,000
2012 - 2016	—	—
Thereafter	23,012	23,012

	$37,012	$37,012

(1) Represents the maturities of all notes payable outstanding as of March 31, 2011 assuming the Company exercises all extension options available per the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.

Certain of the Company’s notes payable contain non-financial debt covenants. As of March 31, 2011, the Company was in compliance with all debt covenants.

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

The following are the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011			December 31, 2010
	Face	Carrying	Fair	Face	Carrying	Fair
	Value	Amount	Value	Value	Amount	Value
Financial liabilities:
Notes payable	$37,012	$37,463	$39,037	$37,122	$37,592	$37,592

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at March 31, 2011 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

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

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2011, and any related amounts payable as of March 31, 2011 and December 31, 2010 (in thousands):

	Incurred	Payable as of
	Three Months Ended March 31, 2011	March 31, 2011	December 31, 2010
Expensed
Asset management fees	$89	$—	$—
Reimbursable operating expenses (1)	16	16	149
Related party interest expense (2)	213	369	156

Additional Paid-in Capital
Selling commissions	260	—	—
Dealer manager fees	126	—	—
Reimbursable other offering costs	249	252	7

	$953	$637	$312

(1) In addition, our Advisor may seek reimbursement for employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursable under the Advisory Agreement through March 31, 2011. The Company will not reimburse for employee costs in connection with services for which KBS Capital Advisors earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.

(2) Related party interest expense relates to the Advisor Bridge Loan. See note 4, “Notes Payable.”

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2011

(unaudited)

As of March 31, 2011, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $2.9 million, which represent the Company’s maximum liability for organization and offering costs as of March 31, 2011. The Company will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Offering. Through March 31, 2011, the Company has recognized and paid $0.7 million in selling commissions and dealer manager fees and recognized $0.5 million of other organization and offering expenses, of which $0.5 million has been reimbursed or was reimbursable to the Advisor, as of March 31, 2011. As of March 31, 2011, the Company’s selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds.

7. COMMITMENTS AND CONTINGENCIES

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

Geographic Concentration

As of March 31, 2011, the Company owned one real estate property located in Irving, Texas. As a result of this acquisition, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Irving, Texas apartment market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.

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

March 31, 2011

(unaudited)

8. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Status of Offering

The Company commenced its Offering on March 12, 2010. As of May 3, 2011, the Company had sold 996,492 shares of common stock in the Offering for gross offering proceeds of $9.9 million, including 3,403 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $32,326.

Distributions Paid

On April 15, 2011, the Company paid distributions of $36,000, which related to distributions declared for each day in the period from March 1, 2011 through March 31, 2011.

Distributions Declared

On May 5, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2011 through June 30, 2011, which the Company expects to pay in July 2011, and distributions based on daily record dates for the period July 1, 2011 through July 31, 2011, which the Company expects to pay in August 2011. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

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

•

We will pay substantial fees to and expenses of our advisor, affiliates and broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment in us. These fees increase our stockholders’ risk of loss.

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

•

We may incur debt exceeding 75% of the cost of our tangible assets with the approval of the conflicts committee. During the early stages of our initial public offering, we expect that our conflicts committee may approve debt in excess of this limit. Higher debt levels increase the risk of our stockholders’ investment.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

Overview

We were formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010 and intend to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.

We intend to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of March 31, 2011, we owned one apartment complex.

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

As of March 31, 2011, we had sold 772,574 shares of common stock in the Offering for gross offering proceeds of $7.7 million, including 2,076 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $20,000.

Market Outlook – Multi-Family Real Estate and Finance Markets

The Great Recession of 2008 – 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies at multifamily properties increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Also, capitalization rates of multifamily properties increased and caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased.

According to the U.S. Bureau of Labor Statistics, there were approximately 8.66 million jobs lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. In 2010, employment increased by 940,000 jobs. The unemployment rate peaked in 2009 at 10.1%. As of December 2010, the unemployment rate was down to 9.4%.

REIS, Inc. reported that apartment vacancies in the U.S. were 8.0% at the end of 2009. At the end of 2010, apartment vacancies were 6.6% (REIS, Inc. – “Apartment First Glance,” 2010 Quarter 4). REIS also reported that effective rents for apartments were up by 2.3% in 2010, in contrast to the decline in effective rents of 2.9% in 2009.

Multifamily capitalization rates in the U.S. were 7.2% in December 2009. By December 2010, multifamily capitalization rates were down to 6.6%. (Real Capital Analytics, “RCA Historical Statistics by Month – December 2010”).

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

•

Housing Shift – More people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 33.5% in the fourth quarter 2010. This equates to approximately 2.75 million additional renter households in the U.S., according to Witten Advisors.

Other positive factors for multifamily real estate investment include:

•

Diminished supply – According to Witten Advisors (“United States,” First Quarter 2011), multifamily rental construction starts in the U.S. were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. Multifamily rental construction starts are expected to remain below the number of units needed to support the growing U.S. population and the demands of the Echo and Baby Boomers for several years.

•

Availability of Debt Capital – Although there has been a tightening of lending standards for multifamily real estate, capital has remained readily available for the multifamily sector, which is in stark contrast to other commercial real estate sectors. This is in part due to the lower risk of multifamily investments as compared to the other primary property types and the continued support of government sponsored entities such as Fannie Mae, Freddie Mac, and the Federal Housing Administration.

•

Maturing loans – More than $300 billion of multifamily loans are expected to mature from 2011 to 2015 (Marcus & Millichap Research Services – “Special Client Webcast,” January 2011). We believe these loan maturities will provide opportunities to purchase properties from sellers in need of liquidity or those faced with repayment deadlines.

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

On December 9, 2010, we broke escrow in our ongoing initial public offering and through March 31, 2011 we had sold 772,574 shares for gross offering proceeds of $7.7 million, including 2,076 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $20,000. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.

As of March 31, 2011, we owned one apartment complex. Our operating cash needs were met through cash flow generated by our real estate investment and proceeds from our ongoing initial public offering.

Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investment is primarily dependent upon the occupancy level of our property, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2011, our real estate property investment was 96% occupied.

As of March 31, 2011, our total debt outstanding was $37.0 million. Subsequent to March 31, 2011, we made a principal repayment of $6.0 million related to the advisor bridge loan. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing will be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. Due to borrowings we made during the year ended December 31, 2010 we exceeded our charter limitation on borrowing during the first quarter of 2011. The conflicts committee approved the borrowings and determined that the excess leverage was justified for the following reasons:

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

Contractual Commitments and Contingencies

In order to execute our investment strategy, we primarily utilize secured debt, and, to the extent available, may in the future utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing or repayment of debt. As of March 31, 2011, our borrowings were approximately 101% of the cost (before depreciation or other noncash reserves) of our tangible assets. See “Liquidity and Capital Resources” for further discussion.

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

The following is a summary of our contractual obligations as of March 31, 2011 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2011		2012-2013		2014-2015		Thereafter

Outstanding debt obligations (1)	$37,012	$	14,319	$	830	$	719	$	21,144
Interest payments on outstanding debt obligations (2)	7,071		729		1,968		2,542		1,832

(1) Amounts include principal payments only.

(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2011. We incurred interest expense of $0.4 million, excluding amortization of deferred financing costs and premium on notes payable of $0.1 million, for the three months ended March 31, 2011.

Results of Operations

Our results of operations for the three months ended March 31, 2011 are not indicative of those expected in future periods as we broke escrow in our initial public offering on December 9, 2010 and commenced real estate operations on October 26, 2010 after making our first investment. The SEC declared the registration statement for our initial public offering effective on March 12, 2010 and we retained KBS Capital Markets Group LLC, an affiliate of our advisor, to serve as the dealer manager of the offering.

As of March 31, 2011, we owned one apartment complex. We expect that rental income, depreciation expense, amortization expense, operating expenses, asset management fees, interest expense and net income will each increase in future periods as a result of anticipated future acquisitions of apartment communities.

For the three months ended March 31, 2011, total revenues, all of which were generated from our one real estate investment, were $1.3 million. Total expenses directly related to our real estate investment were $2.2 million, consisting of $0.3 million in property operating costs, $0.3 million of real estate taxes and insurance, $0.1 million of asset management fees, $1.0 million of depreciation and amortization and $0.5 million of interest expense.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses for the three months ended March 31, 2011 totaled $0.3 million. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees and dividend processing costs. We recorded independent director fees of $0.1 million for the three months ended March 31, 2011, all of which were outstanding as of March 31, 2011. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make real estate investments but to decrease as a percentage of total revenue.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf. Other offering costs include all expenses to be incurred by us in connection with our ongoing initial public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our ongoing initial public offering. As of March 31, 2011, selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds. Through March 31, 2011, we had sold 772,574 shares for gross offering proceeds of $7.7 million, all of which were sold in the primary offering, and recorded organization and other offering costs of $0.5 million and selling commissions and dealer manager fees of $0.7 million.

Funds from Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and among other REITs. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We compute FFO in accordance with the current National Association of Real Estate Investment Trust (“NAREIT”) definition. Our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three months ended March 31, 2011 and for the year ended December 31, 2010 (in thousands):

Net loss	$(1,158)
Depreciation of real estate assets	209
Amortization of lease-related costs	753

FFO	$(196)

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Set forth below is additional information related to certain items included in net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Significant Items Included in Net Loss:

•	Interest expense from the amortization of deferred financing costs related to notes payable of approximately $86,000 for the three months ended March 31, 2011; and

•	Interest expense from the amortization of the premium on notes payable of $(18,000) for three months ended March 31, 2011.

Operating cash flow and FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. For three months ended March 31, 2011, our negative FFO was due to limited operations as we acquired our first investment on October 26, 2010. We expect FFO to improve as we continue to grow.

Distributions

Until we have fully invested the proceeds of our primary offering, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations or FFO, in which case distributions may be paid in part from debt financing. Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2011 (in thousands, except per share amounts):

		Distributions Declared Per Share (1) (2)				Cash Flows From Operations
	Distributions Declared (1)		Distributions Paid (3)
Period			Cash	Reinvested	Total
First Quarter 2011	$79	$0.160	$33	$20	$53	$(302)

(1) Distributions for the period from January 1, 2011 through March 31, 2011 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.

(2) Assumes shares were issued and outstanding each day during the periods presented.

(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.

For the three months ended March 31, 2011, we paid aggregate distributions of $53,000, including $33,000 of distributions paid in cash and $20,000 of distributions reinvested through our dividend reinvestment plan. FFO for the three months ended March 31, 2011 was $(0.2) million and cash flow from operations was $(0.3) million. We funded our total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with debt financing. See the reconciliation of FFO to net income (loss) above.

From inception through March 31, 2011, we declared aggregate distributions of $0.1 million and our cumulative net loss during the same period was $3.2 million.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook – Multi-Family Real Estate and Finance Markets” and “Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. There have been no significant changes to our policies during 2011.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Status of Offering

We commenced our Offering on March 12, 2010. As of May 3, 2011, we had sold 996,492 shares of common stock in the Offering for gross offering proceeds of $9.9 million, including 3,403 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $32,326.

Distributions Paid

On April 15, 2011, we paid distributions of $36,000, which related to distributions declared for each day in the period from March 1, 2011 through March 31, 2011.

Distributions Declared

On May 5, 2011, our board of directors declared distributions based on daily record dates for the period from June 1, 2011 through June 30, 2011, which we expect to pay in July 2011, and distributions based on daily record dates for the period July 1, 2011 through July 31, 2011, which we expect to pay in August 2011. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

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

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2011, the fair value and carrying value of our fixed rate debt was $14.0 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2011, we were exposed to market risks related to fluctuations in interest rates on $23.0 million of variable rate debt outstanding. Based on interest rates as of March 31, 2011, if interest rates were 100 basis points higher during the three months ending March 31, 2012, interest expense on our variable rate debt would increase by $0.2 million and if interest rates were 100 basis points lower during the 12 months ending March 31, 2012, interest expense on our variable rate debt would decrease by approximately $9,000.

The interest rates of our fixed rate debt and variable rate debt at March 31, 2011 were 6.0% and 3.8%, respectively. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2011, using interest rate indices as of March 31, 2011 where applicable.

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

Please also see the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

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

As of March 31, 2011, we had sold 772,574 shares of common stock in our ongoing initial public offering for gross offering proceeds of $7.7 million, including 2,076 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $20,000. Also as of March 31, 2011, we had not redeemed any shares pursuant to our share redemption program.

As of March 31, 2011, organization and offering costs of $2.9 million have been incurred by our advisor on our behalf. As a result of satisfying the minimum offering requirement and breaking escrow in the offering, we are obligated to reimburse our advisor, our dealer manager and their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that our advisor is obligated to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering costs incurred by us in the offering exceed 15% of the gross offering proceeds. As of March 31, 2011, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below, which amounts represent our maximum liability for organization and offering costs as of March 31, 2011. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$658	Actual
Other underwriting compensation	107	Actual
Other organization and offering costs (excluding underwriting compensation)	382	Actual

Total expenses	$1,147

Total offering proceeds	$7,652	Actual

Percentage of offering proceeds used to pay for organization and offering costs to affiliates	15%	Actual

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

From the commencement of our ongoing initial public offering through March 31, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $6.5 million.

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of March 31, 2011, we have invested $36.8 million in real estate, including $0.6 million of acquisition and origination fees and expenses

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

Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price would be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our primary offering or a follow-on public offering, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We currently expect to establish an estimated value per share no later than the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for up to 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.

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

During the three months ended March 31, 2011, we did not redeem any shares pursuant to our share redemption program because we did not receive any requests to have shares redeemed. During the year ended December 31, 2010, we did not issue any shares under the dividend reinvestment plan, and accordingly, we have no funds available for redemption under our share redemption program in 2011.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

PART II. OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

3.1	Articles of Amendment and Restatement as adopted on January 8, 2010, incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 12, 2010

3.2	Amended and Restated Bylaws, incorporated by reference to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 12, 2010

4.1	Form of Subscription Agreement, included as Appendix A to the prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 25, 2011

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed October 2, 2009

4.3	Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 25, 2011

4.4	Amended and Restated Share Redemption Program, incorporated by reference to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 23, 2010

4.5	Amended and Restated Escrow Agreement dated March 8, 2010, incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2010 filed on May 17, 2010

10.1	Advisory Agreement dated January 25, 2011, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed March 11, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date: May 6, 2011	By:	/S/ C. PRESTON BUTCHER
C. Preston Butcher
Chairman of the Board, Chief Executive Officer and Director

Date: May 6, 2011	By:	/S/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer, Treasurer and Secretary