Form 10-Q
period 2011-06-30
KBS Legacy Partners Apartment REIT, Inc.
filed 2011-08-11
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 333-161449
 ______________________________________________________

KBS LEGACY PARTNERS APARTMENT REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Maryland	27-0668930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
620 Newport Center Drive, Suite 1300 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)

(949) 417-6500
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
 As of August 5, 2011, there were 1,692,785 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

FORM 10-Q

June 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Real estate:
Land	$4,838	$4,838
Buildings and improvements	30,627	30,224
Tenant origination and absorption costs	1,584	1,584
Total real estate, cost	37,049	36,646
Less accumulated depreciation and amortization	(2,214)	(759)
Total real estate, net	34,835	35,887
Cash and cash equivalents	1,713	3,125
Restricted cash	568	987
Deferred financing costs, prepaid expenses and other assets	365	377
Total assets	$37,481	$40,376

Liabilities and stockholders' equity
Notes payable:
Mortgage note payable, net	$23,337	$23,592
Unsecured note payable due to affiliate	4,500	14,000
Total notes payable, net	27,837	37,592
Accounts payable and accrued liabilities	749	1,289
Due to affiliates	1,200	312
Distributions payable	68	10
Other liabilities	109	133
Total liabilities	29,963	39,336

Commitments and contingencies (Note 7)
Redeemable common stock	68	—
Stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized,
1,368,109 and 367,447 shares issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	14	4
Additional paid-in capital	11,498	3,101
Cumulative distributions and net losses	(4,062)	(2,065)
Total stockholders' equity	7,450	1,040
Total liabilities and stockholders' equity	$37,481	$40,376
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Rental income	$1,330	$—	$2,632	$—
Total revenues	1,330	—	2,632	—
Expenses:
Operating, maintenance, and management	392	—	736	—
Real estate taxes and insurance	273	—	548	—
Asset management fees to affiliate	90	—	179	—
General and administrative expenses	304	2	597	4
Depreciation and amortization	492	—	1,455	—
Interest expense	363	—	858	—
Total expenses	1,914	2	4,373	4
Net loss	$(584)	$(2)	$(1,741)	$(4)
Net loss per common share, basic and diluted	$(0.54)	$(0.09)	$(2.16)	$(0.18)

Weighted-average number of common shares outstanding, basic and diluted	1,091,527	20,000	804,495	20,000
Distributions declared per common share	$0.162	$—	$0.322	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2010 and the Six Months Ended June 30, 2011 (unaudited)
(dollars in thousands)

				Cumulative	Total
	Common Stock		Additional	Distributions	Stockholders'
	Shares	Amounts	Paid-in Capital	and Net Loss	Equity
Balance, December 31, 2009	20,000	$1	$199	$(1)	$199
Issuance of common stock	347,447	3	3,414	—	3,417
Distributions declared	—	—	—	(10)	(10)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(272)	—	(272)
Other offering costs to affiliates	—	—	(240)	—	(240)
Net loss	—	—	—	(2,054)	(2,054)
Balance, December 31, 2010	367,447	$4	$3,101	$(2,065)	$1,040
Issuance of common stock	1,000,662	10	9,961	—	9,971
Transfers to redeemable common stock	—	—	(68)	—	(68)
Distributions declared	—	—	—	(256)	(256)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(911)	—	(911)
Other offering costs to affiliates	—	—	(585)	—	(585)
Net loss	—	—	—	(1,741)	(1,741)
Balance, June 30, 2011	1,368,109	$14	$11,498	$(4,062)	$7,450
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,741)	$(4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,455	—
Bad debt expense	(4)	—
Amortization of premium on notes payable	(37)	—
Amortization of deferred financing costs	123	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	419	—
Rents and other receivables	4	—
Prepaid expenses and other assets	(111)	—
Accounts payable and accrued liabilities	(540)	—
Due to affiliates	310	—
Other liabilities	(24)	—
Net cash used in operating activities	(146)	(4)
Cash Flows from Investing Activities:
Additions to real estate	(403)	—
Net cash used in investing activities	(403)	—
Cash Flows from Financing Activities:
Principal payments on unsecured note payable due to affiliate	(9,500)	—
Principal payments on note payable	(218)	—
Proceeds from issuance of common stock	9,903	—
Payments of commissions on stock sales and related dealer manager fees	(911)	—
Payments of other offering costs	(7)	—
Distributions paid	(130)	—
Net cash used in financing activities	(863)	—
Net decrease in cash and cash equivalents	(1,412)	(4)
Cash and cash equivalents, beginning of period	3,125	199
Cash and cash equivalents, end of period	$1,713	$195

Supplemental Disclosure of Cash Flow Information:
Interest paid	$430	$—

Supplemental Disclosure of Noncash Transactions:
Increase in other offering costs due to affiliates	$585	$—
Increase in distributions payable	$58	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$68	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

1. ORGANIZATION

KBS Legacy Partners Apartment REIT, Inc. (the “Company”) was formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. Substantially all of the Company's business is conducted through KBS Legacy Partners Limited Partnership (the “Operating Partnership”), a Delaware limited partnership formed on August 4, 2009. The Company is the sole general partner of and owns a 0.1% partnership interest in the Operating Partnership. KBS Legacy Partners Holdings LLC (“REIT Holdings”), a Delaware limited liability company formed on August 4, 2009, owns the remaining 99.9% interest in the Operating Partnership and is its sole limited partner. The Company is the sole member and manager of REIT Holdings.
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company originally entered into with the Advisor on January 25, 2010 and renewed for an additional one-year term on January 25, 2011 (the “Advisory Agreement”).
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of June 30, 2011, the Sub-Advisor owns 20,000 shares of common stock of the Company.
The Company expects to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. The Company expects that its portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. The Company may make its investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of June 30, 2011, the Company owned one apartment complex.
On August 19, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares would be offered pursuant to the Company's dividend reinvestment plan. The SEC declared the Company's registration statement effective on March 12, 2010, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering. The Dealer Manager will be responsible for marketing the Company's shares being offered pursuant to the Offering.
As of June 30, 2011, the Company had sold 1,348,109 shares of common stock in the Offering for gross offering proceeds of $13.4 million, including 7,155 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $68,000.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company's accounting policies since it filed its audited financial statements in its Annual Report on our Form 10-K for the year ended December 31, 2010. For further information about the Company's accounting policies, refer to the Company's consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Any reference to the number of properties and square footage are unaudited and outside the scope of the Company's independent registered public accounting firm's review of the financial statements in accordance with the Standards of United States Public Company Accounting Oversight Board.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segments
The Company has invested in one apartment complex. Substantially all of the Company's revenue and net loss is from real estate, and therefore, the Company currently operates in one business segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the six months ended June 30, 2011 and 2010.
Distributions declared per common share assumes each share was issued and outstanding each day during the six months ended June 30, 2011. For the six months ended June 30, 2011, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2011 through June 30, 2011 was a record date for distributions. No day during the period from January 1, 2010 through June 30, 2010 was a record date for distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Recently Issued Accounting Standards Updates
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendments in this update are effective for the first interim or annual period beginning after December 15, 2011. The adoption of ASU No. 2011-05 will require the Company to change the presentation of comprehensive income in its consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 updates and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of ASU No. 2011-04 will have a material impact to its consolidated financial statements.
3. REAL ESTATE
As of June 30, 2011, the Company owned one apartment complex, containing 504 units and encompassing approximately 453,178 rentable square feet, which was 96% occupied. The following table provides summary information regarding this real estate property (in thousands):

						Tenant		Accumulated
					Building	Origination	Total	Depreciation	Total
	Date		Property		and	and	Real Estate	and	Real Estate,
Property	Acquired	Location	Type	Land	Improvements	Absorbtion	at Cost	Amortization	Net

Legacy at Valley Ranch	10/26/2010	Irving, Texas	Apartment	$4,838	$30,627	$1,584	$37,049	$(2,214)	$34,835

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

4. NOTES PAYABLE
As of June 30, 2011 and December 31, 2010, the Company's notes payable, consisted of the following (dollars in thousands):

				Contractual
	Principal as of		Principal as of	Interest Rate as of	Payment	Interest Rate at	Maturity
	June 30, 2011		December 31, 2010	June 30, 2011 (1)	Type	June 30, 2011 (1)	Date (2)
Mortgage Note Payable
Legacy at Valley Ranch Mortgage Loan	$22,904		$23,122	(4)	Principal & Interest	3.8%	2/1/2017
Premium on notes payable, net (3)	433		470
Mortgage note payable, net	23,337		23,592

Unsecured Note Payable Due to Affiliate
Advisor Bridge Loan	4,500	(5)	14,000	6.0%	(6)	6.0%	7/25/2011
Total Notes Payable, net	$27,837		$37,592
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2011. Interest rate is calculated as the actual interest rate in effect at June 30, 2011, using market interest rate indices at June 30, 2011, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of June 30, 2011.
(3) Represents unamortized premium on notes payable due to above-market interest rate when the note was assumed. Premium is amortized over the remaining life of the loan.
(4) The interest rate under this loan is calculated at a variable rate of 362 basis points over one-month Freddie Mac Reference Bills index rate, but at no point shall the interest rate be more than 7.25%.
(5) On April 21, 2011 and June 21, 2011, the Company repaid $6.0 million and $3.5 million, respectively, of the outstanding principal balance under the Advisor Bridge Loan using proceeds from the Company's offering. On July 25, 2011, the Advisor Bridge Loan was extended to March 25, 2012. In addition, on July 22, 2011, the Company made a $1.5 million principal paydown of this loan.
(6) Principal and interest are payable at the maturity of this note. As of June 30, 2011, the Company had $0.5 million of accrued interest payable in connection with this note.
During the three and six months ended June 30, 2011, the Company incurred $0.4 million and $0.9 million of interest expense, respectively, which included $36,000 and $0.1 million of amortization of deferred financing costs, respectively. As of June 30, 2011, $0.1 million of interest expense was payable.
The following is a schedule of maturities for the Company's notes payable outstanding as of June 30, 2011 (in thousands):

	Current	Fully Extended
	Maturity	Maturity (1)

July 1, 2011 through December 31, 2011	$4,500	$4,500
2012 - 2016	—	—
Thereafter	22,904	22,904
	$27,404	$27,404
____________________
(1) Represents the maturities of all notes payable outstanding as of June 30, 2011 as there are no extension options available per the terms of the loan agreements.
Certain of the Company's notes payable contain non-financial debt covenants. As of June 30, 2011, the Company was in compliance with all debt covenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

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
The following were the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011			December 31, 2010
	Face	Carrying	Fair	Face	Carrying	Fair
	Value	Amount	Value	Value	Amount	Value
Financial liabilities:
Notes payable (1)	$22,904	$23,337	$24,639	$23,122	$23,592	$23,592
____________________
(1) Amounts do not include unsecured notes payable due to affiliate as it is not practicable to estimate the fair value due to its related party nature.
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at June 30, 2011 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
6. RELATED PARTY TRANSACTIONS
The Company has executed the Advisory Agreement with the Advisor and a Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of proceeds from the Offering in real estate related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2011, and any related amounts payable as of June 30, 2011 and December 31, 2010 (in thousands):

	Incurred		Payable as of
	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	June 30, 2011	December 31, 2010

Expensed
Asset management fees	$90	$179	$90	$—
Reimbursable operating expenses (1)	14	30	21	149
Related party interest expense (2)	135	347	504	156

Additional Paid-in Capital
Selling commissions	354	614	—	—
Dealer manager fees	171	297	—	—
Reimbursable other offering costs	336	585	585	7
	$1,100	$2,052	$1,200	$312
_____________________
(1)     In addition, our Advisor may seek reimbursement for employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company's allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursable under the Advisory Agreement through June 30, 2011. The Company will not reimburse for employee costs in connection with services for which KBS Capital Advisors earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company's executive officers.
(2)    Related party interest expense relates to the Advisor Bridge Loan. See note 4, “Notes Payable.”
From inception through June 30, 2011, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $3.1 million, which represent the Company's maximum liability for organization and offering costs as of June 30, 2011. The Company will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Offering. Through June 30, 2011, the Company has recognized and paid $1.2 million in selling commissions and dealer manager fees and recognized $0.8 million of other organization and offering expenses, of which $0.8 million has been reimbursed or was reimbursable to the Advisor, as of June 30, 2011.  As of June 30, 2011, the Company's selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds.
As discussed in note 4, "Note Payable," the Company, as of June 30, 2011 and December 31, 2010, had $4.5 million and $14.0 million, respectively, outstanding under the Advisor Bridge Loan.
7. COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor, the Sub-Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company's shares in its ongoing initial public offering; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company's investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Geographic Concentration
As of June 30, 2011, the Company owned one real estate property located in Irving, Texas. As a result of this acquisition, the geographic concentration of the Company's portfolio makes it particularly susceptible to adverse economic developments in the Irving, Texas apartment market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company's operating results and its ability to make distributions to stockholders.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company's property, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the property could result in future environmental liabilities.
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
Status of Offering
The Company commenced its Offering on March 12, 2010. As of August 5, 2011, the Company had sold 1,672,785 shares of common stock in the Offering for gross offering proceeds of $16.6 million, including 9,812 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $93,219.
Distributions Paid
On July 15, 2011, the Company paid distributions of $68,000, which related to distributions declared for each day in the period from June 1, 2011 through June 30, 2011.
Distributions Declared
On July 7, 2011, the Company's board of directors declared distributions based on daily record dates for the period from August 1, 2011 through August 31, 2011, which the Company expects to pay in September 2011. On August 9, 2011, the Company's board of directors declared distributions based on daily record dates for the period from September 1, 2011 through September 30, 2011, which the Company expects to pay in October 2011, and distributions based on daily record dates for the period October 1, 2011 through October 31, 2011, which the Company expects to pay in November 2011. Investors may choose to receive cash distributions or purchase additional shares through the Company's dividend reinvestment plan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2011
(unaudited)

Amended and Restated Dealer Manager Agreement
On August 9, 2011, the Company entered into an amended and restated dealer manager agreement, which clarifies the Company's reimbursement obligation and the Dealer Manager's reimbursement obligation with respect to offering costs and expenses. See Part II, Item 5, “Other Information.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

•
All of our executive officers, some of our directors and other key real estate professionals are also officers, managers, directors, key professionals and/or holders of a controlling interest in our advisor, the sub-advisor, our dealer manager and other sponsor-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor's compensation arrangements with us and other programs and investors advised by our sponsors. Fees paid to our advisor in connection with transactions involving the acquisition and management of our properties are based on the cost of the property, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

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

•
We will pay substantial fees to and expenses of our advisor, affiliates and broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment in us. These fees increase our stockholders' risk of loss.

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

•
We may incur debt causing our total liabilities to exceed 75% of the cost of our tangible assets with the approval of the conflicts committee. During the early stages of our initial public offering, we expect that our conflicts committee may approve debt in excess of this limit. Higher debt levels increase the risk of our stockholders' investment.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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
We intend to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of June 30, 2011, we owned one apartment complex.
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
As of June 30, 2011, we had sold 1,348,109 shares of common stock in ongoing initial public offering for gross offering proceeds of $13.4 million, including 7,155 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $68,000.
Market Outlook ─ Multi-Family Real Estate and Finance Markets
The Great Recession of 2008 - 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies at multifamily properties increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Also, capitalization rates of multifamily properties increased and caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends continued during the first quarter of 2011.
According to the U.S. Bureau of Labor Statistics (BLS), there were approximately 8.7 million jobs lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. In 2010, employment increased by 940,000 jobs, and in the first quarter of 2011, another 497,000 jobs were filled. The BLS also reported that the unemployment rate peaked in 2009 at 10.1%. The unemployment rate was down to 9.4% by the end of 2010 and 8.8% by the end of the first quarter of 2011.
REIS, Inc. reported that apartment vacancies in the U.S. were 8.0% at the end of 2009. By the end of 2010, apartment vacancies had declined to 6.6% (REIS, Inc. - “Apartment First Glance,” 2010 Quarter 4), and they continued to decline in the first quarter of 2011, ending the quarter at 6.2%. REIS also reported that effective rents for apartments were up by 2.3% in 2010, in contrast to the decline in effective rents of 2.9% in 2009. Effective rents continued to grow in the first quarter of 2011 at an annualized rate of 2.0%.
Multifamily capitalization rates in the U.S. averaged 7.2% in December 2009 according to Real Capital Analytics (“RCA Historical Statistics by Month”). By December 2010, the rates were down to 6.6%, and according to Witten Advisors, capitalization rates in the first quarter of 2011 were below 6.0% (“U.S. Apartment Markets Forecast - Second Quarter 2011”).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In the medium- and long-term, we believe the prospects for multifamily real estate investment are promising. We expect several positive demographic trends, as noted below, will drive the demand for multifamily housing throughout this decade:

•	U.S. population growth - The U.S. Census Bureau projects that the U.S. population will increase by approximately 37 million (12%) between 2008 and 2020, predominantly in the West and South.

•
Immigration - Foreign-born renters represented 18.4% of all renters in 2005 (Rosen Consulting Group, “The National Apartment Market,” June 2009). According to the U.S. Census Bureau, immigration is expected to add about 1.4 million individuals per year to the U.S. population. This immigration-driven increase in population, when combined with the natural U.S. population increase, will increase the demand for all types of housing, including apartments, over the next decade.

•
Echo Boom - The children of the Baby Boom generation, dubbed the Echo Boomers, will increase the prime rental-age group, 20 to 34 year olds, by 4 million, and will remain at that elevated level through 2020 according to the U.S. Census Bureau.

•
Baby Boom - The population of people aged 50 to 64 is expected to increase by nearly 15 million between 2003 and 2013 (Rosen Consulting Group, “The National Apartment Market,” June 2009). These Baby Boomers generally have enough income to purchase a home but are increasingly choosing to downsize. Those Baby Boomers who choose to downsize generally prefer the conveniences of apartments, particularly those in urban infill locations.

•
Housing Shift - More people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 33.6% in the first quarter of 2011. This equates to approximately 2.9 million additional renter households in the U.S., according to Witten Advisors, over that time period.

     Other positive factors for multifamily real estate investment include:

•
Diminished supply - According to Witten Advisors (“United States,” First Quarter 2011), multifamily rental construction starts in the U.S. were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. Multifamily rental construction starts are expected to remain below the number of units needed to support the growing U.S. population and the demands of the Echo and Baby Boomers for several years.

•
Availability of Debt Capital - Although there has been a tightening of lending standards for multifamily real estate, capital has remained readily available for the multifamily sector, which is in stark contrast to other commercial real estate sectors. This is in part due to the lower risk of multifamily investments as compared to the other primary property types and the continued support of government sponsored entities such as Fannie Mae, Freddie Mac, and the Federal Housing Administration.

•
Maturing loans - More than $400 billion of multifamily loans are expected to mature from 2011 to 2015 (Marcus & Millichap Research Services June 2011). We believe these loan maturities will provide opportunities to purchase properties from sellers in need of liquidity or those faced with repayment deadlines.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

On December 9, 2010, we broke escrow in our ongoing initial public offering and through June 30, 2011 we had sold 1,348,109 shares for gross offering proceeds of $13.4 million, including 7,155 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $68,000. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.
As of June 30, 2011, we owned one apartment complex. Our operating cash needs were met through cash flow generated by our real estate investment and proceeds from our ongoing initial public offering.
Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investment is primarily dependent upon the occupancy level of our property, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2011, our real estate property investment was 96% occupied.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2011 and June 30, 2011 exceeded the charter imposed limitation; however, the Conflicts Committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
As of June 30, 2011, our total debt outstanding, excluding premium on notes payable, was $27.4 million. Subsequent to June 30, 2011, we made a principal repayment of $1.5 million related to the advisor bridge loan. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing and other liabilities will be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. Due to borrowings we made during the year ended December 31, 2010 we exceeded our charter limitation on borrowing during the first and second quarters of 2011. The conflicts committee approved the borrowings and determined that the excess leverage was justified for the following reasons:

•	the borrowings enabled us to purchase an asset and earn rental and interest income more quickly;

•
the acquisition is likely to increase the net offering proceeds from our initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; and

•	the prospectus for our initial public offering disclosed the likelihood that we would exceed our charter's leverage guidelines during the early stages of the offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further, we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of June 30, 2011, we owned one apartment complex. During the six months ended June 30, 2011, net cash used in operating activities was $0.1 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the asset acquired in 2010 for an entire period and as a result of anticipated future acquisitions of real estate, and the related operations from those real estate acquisitions.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.4 million for the six months ended June 30, 2011 relating to additions to real estate.
Cash Flows from Financing Activities
Net cash used in financing activities was $0.9 million, for the six months ended June 30, 2011 and consisted primarily of the following:

•
$9.0 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $0.9 million;

•	$9.7 million of principal payments on our unsecured note payable due to affiliates and mortgage note payable; and

•	$130,000 of net cash distributions, after giving effect to dividends reinvested by stockholders of $68,000.
Contractual Commitments and Contingencies
In order to execute our investment strategy, we primarily utilize secured debt, and, to the extent available, may utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing and other liabilities to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. From time to time, our debt financing and other liabilities may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing or repayment of debt. As of June 30, 2011, our total liabilities were approximately 81% of the cost (before depreciation or other noncash reserves) of our tangible assets. See “Liquidity and Capital Resources” for further discussion.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a summary of our contractual obligations as of June 30, 2011 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter

Outstanding debt obligations (1)	$27,404	$4,714	$830	$719	$21,141
Interest payments on outstanding debt obligations (2)	6,807	465	1,968	2,542	1,832
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2011. We incurred interest expense of $0.8 million excluding amortization of deferred financing costs and premium on notes payable of $0.1 million, for the six months ended June 30, 2011.
On July 25, 2011, the Advisor Bridge Loan was extended to March 25, 2012. In addition, on July 22, 2011, the Company made a $1.5 million principal paydown of this loan.
Results of Operations
Our results of operations for the three and six months ended June 30, 2011 are not indicative of those expected in future periods as we broke escrow in our initial public offering on December 9, 2010 and commenced real estate operations on October 26, 2010 after making our first investment.
As of June 30, 2011, we owned one apartment complex. We expect that rental income, depreciation expense, amortization expense, operating expenses, asset management fees, interest expense and net income will each increase in future periods as a result of anticipated future acquisitions of apartment communities.
For the three and six months ended June 30, 2011, total revenues, all of which were generated from our one real estate investment, were $1.3 million and $2.6 million, respectively. Total expenses directly related to our real estate investment during the three months ended June 30, 2011 were $1.7 million, consisting of $0.4 million in property operating costs, $0.3 million of real estate taxes and insurance, $0.1 million of asset management fees, $0.5 million of depreciation and amortization and $0.4 million of interest expense. Total expenses directly related to our real estate investment during the six months ended June 30, 2011 were $3.8 million, consisting of $0.7 million in property operating costs, $0.5 million of real estate taxes and insurance, $0.2 million of asset management fees, $1.5 million of depreciation and amortization and $0.9 million of interest expense.
General and administrative expenses for the three months ended June 30, 2011 and 2010 totaled $0.3 million and $2,000, respectively. General and administrative expenses for the six months ended June 30, 2011 and 2010 totaled $0.6 million and $4,000, respectively. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees, dividend processing costs and bank fees. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make real estate investments but to decrease as a percentage of total revenue.
Organization and Offering Costs
Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf. Other offering costs include all expenses to be incurred by us in connection with our ongoing initial public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders' equity.
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of June 30, 2011, selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds. Through June 30, 2011, we had sold 1,348,109 shares for gross offering proceeds of $13.4 million, all of which were sold in the primary offering, and recorded organization and other offering costs of $0.8 million and selling commissions and dealer manager fees of $1.2 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and six months ended June 30, 2011 (in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Net loss	$(584)	$(1,741)
Depreciation of real estate assets	213	423
Amortization of lease-related costs	279	1,032
FFO	$(92)	$(286)
Set forth below is additional information related to certain items included in net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net Loss:

•	Interest expense from the amortization of deferred financing costs related to notes payable of approximately $36,000 and $123,000 for the three and six months ended June 30, 2011, respectively; and

•	Interest expense from the amortization of the premium on notes payable of $(19,000) and $(37,000) for the three and six months ended June 30, 2011, respectively.
FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. For the three and six months ended June 30, 2011, our negative FFO was due to limited operations as we acquired our first investment on October 26, 2010. We expect FFO to improve as we continue to grow.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Until we have fully invested the proceeds of our primary offering, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from the issuance of common stock. Distributions declared, distributions paid and cash flows from operating activities were as follows for the first and second quarters of 2011 (in thousands, except per share amounts):

						Cash Flows
		Distributions				From
	Distributions	Declared Per	Distributions Paid (3)			Operating
Period	Declared (1)	Share (1) (2)	Cash	Reinvested	Total	Activities
First Quarter 2011	$79	$0.160	$33	$20	$53	$(302)
Second Quarter 2011	177	0.162	97	48	145	156
	$256	$0.322	$130	$68	$198	$(146)
_____________________
(1)     Distributions for the period from January 1, 2011 through June 30, 2011 are based on daily record dates and are calculated at a rate of$0.00178082 per share per day.
(2)     Assumes shares were issued and outstanding each day during the periods presented.
(3)     Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
For the six months ended June 30, 2011, we paid aggregate distributions of $198,000, including $130,000 of distributions paid in cash and $68,000 of distributions reinvested through our dividend reinvestment plan. FFO for the six months ended June 30, 2011 was $(0.3) million and cash flow used in operations was $0.1 million. We funded our total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with prior year debt financing and cash on hand at December 31, 2010. All non-operating expenses (including general and administrative expenses), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreement. See the reconciliation of FFO to net income (loss) above.
From inception through June 30, 2011, we declared aggregate distributions of $0.3 million and our cumulative net loss during the same period was $3.8 million.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Market Outlook - Multi-Family Real Estate and Finance Markets” and “Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of Offering
We commenced our Offering on March 12, 2010. As of August 5, 2011, we had sold 1,672,785 shares of common stock in the Offering for gross offering proceeds of $16.6 million, including 9,812 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $93,219.
Distributions Paid
On July 15, 2011, we paid distributions of $68,000, which related to distributions declared for each day in the period from June 1, 2011 through June 30, 2011.
Distributions Declared
On July 7, 2011, our board of directors declared distributions based on daily record dates for the period from August 1, 2011 through August 31, 2011, which we expect to pay in September 2011. On August 9, 2011, our board of directors declared distributions based on daily record dates for the period from September 1, 2011 through September 30, 2011, which we expect to pay in October 2011, and distributions based on daily record dates for the period October 1, 2011 through October 31, 2011, which we expect to pay in November 2011. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Amended and Restated Dealer Manager Agreement
On August 9, 2011, we entered into an amended and restated dealer manager agreement, which clarifies our reimbursement obligation and our dealer manager's reimbursement obligation with respect to offering costs and expenses. See Part II, Item 5, “Other Information.”

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
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2011, we had $4.5 million of fixed rate debt outstanding, which relates to a bridge loan from our advisor. Due to the related party nature of this debt, it is not practicable to estimate the fair value. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rate would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2011, we were exposed to market risks related to fluctuations in interest rates on $22.9 million of variable rate debt outstanding. Based on interest rates as of June 30, 2011, if interest rates were 100 basis points higher during the 12 months ending June 30, 2012, interest expense on our variable rate debt would increase by $0.2 million and if interest rates were 100 basis points lower during the 12 months ending June 30, 2012, interest expense on our variable rate debt would decrease by approximately $7,000.
The interest rates of our fixed rate debt and variable rate debt at June 30, 2011 were 6.0% and 3.8%, respectively. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2011, using interest rate indices as of June 30, 2011 where applicable.
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
As of June 30, 2011, we had sold 1,348,109 shares of common stock in our ongoing initial public offering for gross offering proceeds of $13.4 million, including 7,155 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $68,000. Also as of June 30, 2011, we had not redeemed any shares pursuant to our share redemption program.
As of June 30, 2011, organization and offering costs of $3.1 million have been incurred by our advisor on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further, we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of June 30, 2011, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below, which amounts represent our maximum liability for organization and offering costs as of June 30, 2011. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$1,183	Actual
Other underwriting compensation	—	Actual
Other organization and offering costs (excluding
underwriting compensation)	825	Actual
Total expenses	$2,008
Total offering proceeds	$13,388	Actual
Percentage of offering proceeds used to pay for
organization and offering costs to affiliates	15%	Actual

PART II. OTHER INFORMATION (CONTINUED)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)
From the commencement of our ongoing initial public offering through June 30, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $11.4 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of June 30, 2011, we have invested $36.8 million in real estate, including $0.6 million of acquisition and origination fees and expenses.
c)    We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•
Unless the shares are being redeemed in connection with a stockholder's death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held his or her shares for one year.

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
Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price would be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our primary offering or a follow-on public offering, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We currently expect to establish an estimated value per share no later than the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities - whether through our initial public offering or follow-on public offerings - and have not done so for up to 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.

PART II. OTHER INFORMATION (CONTINUED)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)
We may amend, suspend or terminate the program upon 30 days' notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
During the six months ended June 30, 2011, we did not redeem any shares pursuant to our share redemption program because we did not receive any requests to have shares redeemed. During the year ended December 31, 2010, we did not issue any shares under the dividend reinvestment plan, and accordingly, we have no funds available for redemption under our share redemption program in 2011.
Item 3. Defaults upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
As of the quarter ended June 30, 2011, all items required to be disclosed under Form 8-K were reported under Form 8‑K.
Amended and Restated Dealer Manager Agreement
On August 9, 2011, we entered into an amended and restated dealer manager agreement (the “Amended and Restated Dealer Manager Agreement”) with KBS Capital Markets Group (the “Dealer Manager”). The terms of the Amended and Restated Dealer Manager Agreement are identical to the dealer manager agreement that was previously in effect except that the Amended and Restated Dealer Manager Agreement clarifies our reimbursement obligation and the Dealer Manager's reimbursement obligation with respect to offering costs and expenses. Specifically, the Amended and Restated Dealer Manager Agreement provides that we will reimburse the Dealer Manager for all items of underwriting compensation referenced in the prospectus for our primary initial public offering, as amended and supplemented (the “Prospectus”), to the extent that the Prospectus indicates such items will be paid by us, provided that within 30 days after the end of the month in which our primary initial public offering terminates, the Dealer Manager will reimburse us to the extent that our reimbursements cause total underwriting compensation for the primary initial public offering to exceed 10% of the gross offering proceeds from such offering. We will also pay directly or reimburse the Dealer Manager for bona fide invoiced due diligence expenses of broker dealers.

PART II. OTHER INFORMATION (CONTINUED)

Item 6. Exhibits

Ex.	Description

1.1	Amended and Restated Dealer Manager Agreement dated as of August 9, 2011

3.1
Articles of Amendment and Restatement as adopted on January 8, 2010, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11 Commission File No. 333-161449

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11, Commission File No. 333-161449

4.1
Form of Subscription Agreement, included as Appendix A to the prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11, Commission File No. 333-161449

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11, Commission File No. 333-161449

4.3
Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11, Commission File No. 333-161449

4.4
Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11, Commission File No. 333-161449

4.5	Amended and Restated Escrow Agreement dated March 8, 2010, incorporated by reference to Exhibit 4.5 to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following information from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	August 11, 2011	By:	/s/ C. PRESTON BUTCHER
C. Preston Butcher
Chairman of the Board, Chief Executive Officer and Director

Date:	August 11, 2011	By:	/s/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer, Treasurer and Secretary