Form 10-Q
period 2011-09-30
KBS Legacy Partners Apartment REIT, Inc.
filed 2011-11-07
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2011
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
Yes  ☐  No  ☒
 As of November 1, 2011, there were 3,119,308 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
September 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Real estate:
Land	$4,838	$4,838
Buildings and improvements	30,739	30,224
Tenant origination and absorption costs	1,584	1,584
Total real estate, cost	37,161	36,646
Less accumulated depreciation and amortization	(2,430)	(759)
Total real estate, net	34,731	35,887
Cash and cash equivalents	7,553	3,125
Restricted cash	856	987
Deferred financing costs, prepaid expenses and other assets	307	377
Total assets	$43,447	$40,376
Liabilities and stockholders’ equity
Notes payable:
Mortgage note payable, net	$23,209	$23,592
Unsecured note payable due to affiliate	1,000	14,000
Total notes payable, net	24,209	37,592
Accounts payable and accrued liabilities	1,063	1,289
Due to affiliates	1,232	312
Distributions payable	119	10
Other liabilities	110	133
Total liabilities	26,733	39,336
Commitments and contingencies (Note 7)
Redeemable common stock	158	—
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 2,505,594 and 367,447 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	25	4
Additional paid-in capital	21,036	3,101
Cumulative distributions and net losses	(4,505)	(2,065)
Total stockholders’ equity	16,556	1,040
Total liabilities and stockholders' equity	$43,447	$40,376
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$1,356	$—	$3,987	$—
Total revenues	1,356	—	3,987	—
Expenses:
Operating, maintenance, and management	375	—	1,111	—
Real estate taxes and insurance	273	—	822	—
Asset management fees to affiliate	91	—	270	—
General and administrative expenses	298	2	894	5
Depreciation and amortization	216	—	1,671	—
Interest expense	244	—	1,103	—
Total expenses	1,497	2	5,871	5
Net loss	$(141)	$(2)	$(1,884)	$(5)
Net loss per common share, basic and diluted	$(0.08)	$(0.09)	$(1.65)	$(0.27)
Weighted-average number of common shares outstanding, basic and diluted	1,835,219	20,000	1,144,656	20,000
Distributions declared per common share	$0.164	$—	$0.486	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2010 and the Nine Months Ended September 30, 2011 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2009	20,000	$1	$199	$(1)	$199
Issuance of common stock	347,447	3	3,414	—	3,417
Distributions declared	—	—	—	(10)	(10)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(272)	—	(272)
Other offering costs to affiliates	—	—	(240)	—	(240)
Net loss	—	—	—	(2,054)	(2,054)
Balance, December 31, 2010	367,447	$4	$3,101	$(2,065)	$1,040
Issuance of common stock	2,138,147	21	21,290	—	21,311
Transfers to redeemable common stock	—	—	(158)	—	(158)
Distributions declared	—	—	—	(556)	(556)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(1,952)	—	(1,952)
Other offering costs to affiliates	—	—	(1,245)	—	(1,245)
Net loss	—	—	—	(1,884)	(1,884)
Balance, September 30, 2011	2,505,594	$25	$21,036	$(4,505)	$16,556
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,884)	$(5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,671	—
Amortization of premium on notes payable	(56)	—
Amortization of deferred financing costs	135	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	131	—
Prepaid expenses and other assets	(65)	—
Accounts payable and accrued liabilities	(226)	—
Due to affiliates	(305)	—
Other liabilities	(23)	—
Net cash used in operating activities	(622)	(5)
Cash Flows from Investing Activities:
Additions to real estate	(515)	—
Net cash used in investing activities	(515)	—
Cash Flows from Financing Activities:
Principal payments on unsecured note payable due to affiliate	(13,000)	—
Principal payments on note payable	(327)	—
Proceeds from issuance of common stock	21,153	—
Payments of commissions on stock sales and related dealer manager fees	(1,952)	—
Payments of other offering costs to affiliate	(20)	—
Distributions paid	(289)	—
Net cash provided by financing activities	5,565	—
Net increase (decrease) in cash and cash equivalents	4,428	(5)
Cash and cash equivalents, beginning of period	3,125	199
Cash and cash equivalents, end of period	$7,553	$194
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,185	$—
Supplemental Disclosure of Noncash Transactions:
Increase in other offering costs due to affiliates	$1,225	$—
Increase in distributions payable	$109	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$158	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of September 30, 2011, the Sub-Advisor owns 20,000 shares of common stock of the Company.
The Company expects to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. The Company expects that its portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. The Company may make its investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of September 30, 2011, the Company owned one apartment complex.
On August 19, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares would be offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on March 12, 2010, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering.
As of September 30, 2011, the Company had sold 2,485,594 shares of common stock in the Offering for gross offering proceeds of $24.7 million, including 16,630 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.2 million.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Any reference to the number of properties and square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the financial statements in accordance with the Standards of United States Public Company Accounting Oversight Board.
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
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted‑average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the nine months ended September 30, 2011 and 2010.
Distributions declared per common share assumes each share was issued and outstanding each day during the nine months ended September 30, 2011. For the nine months ended September 30, 2011, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2011 through September 30, 2011 was a record date for distributions. No day during the period from January 1, 2010 through September 30, 2010 was a record date for distributions.
Recently Issued Accounting Standards Updates
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

3. REAL ESTATE
As of September 30, 2011, the Company owned one apartment complex, containing 504 units and encompassing approximately 453,178 rentable square feet, which was 95% occupied. The following table provides summary information regarding this real estate property (in thousands):

Property Name	Date Acquired	Location	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, Texas	Apartment	$4,838	$30,739	$1,584	$37,161	$(2,430)	$34,731
4. NOTES PAYABLE
As of September 30, 2011 and December 31, 2010, the Company’s notes payable, consisted of the following (dollars in thousands):

	Principal as of September 30, 2011	Principal as of September 30, 2011	Contractual Interest Rate as of September 30, 2011 (1)	Payment Type	Interest Rate at September 30, 2011 (1)	Maturity Date (2)
Mortgage Note Payable
Legacy at Valley Ranch Mortgage Loan	22,795	23,122	(4)	Principal & Interest	3.6%	2/1/2017
Premium on notes payable, net (3)	414	470
Mortgage note payable, net	23,209	23,592
Unsecured Note Payable Due to Affiliate
Advisor Bridge Loan	1,000	14,000	6.0%	(5)	6.0%	3/25/2012
Total Notes Payable, net	24,209	37,592
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2011. Interest rate is calculated as the actual interest rate in effect at September 30, 2011, using market interest rate indices at September 30, 2011, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of September 30, 2011.
(3) Represents unamortized premium on notes payable due to above-market interest rate when the note was assumed. Premium is amortized over the remaining life of the loan.
(4) The interest rate under this loan is calculated at a variable rate of 362 basis points over one-month Freddie Mac Reference Bills index rate, but at no point shall the interest rate be more than 7.25%.
(5) Principal and interest are payable at the maturity of this note. As of September 30, 2011, the Company had no accrued interest payable in connection with this note.
During the three and nine months ended September 30, 2011, the Company incurred $0.2 million and $1.1 million of interest expense, respectively, which included $13,000 and $0.1 million of amortization of deferred financing costs, respectively. As of September 30, 2011, $0.1 million of interest expense was payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

The following is a schedule of maturities for the Company’s notes payable outstanding as of September 30, 2011 (in thousands):

Current and Fully Extended Maturity (1)
October 1, 2011 through December 31, 2011	$—
2012 - 2016	1,000
Thereafter	22,795
$23,795
____________________
(1) Represents the maturities of all notes payable outstanding as of September 30, 2011 as there are no extension options available per the terms of the loan agreements.
Certain of the Company’s notes payable contain non-financial debt covenants. As of September 30, 2011, the Company was in compliance with all debt covenants.
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
The following were the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011			December 31, 2010
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable (1)	$22,795	$23,209	$23,193	$23,122	$23,592	$23,592
____________________
(1) Amounts do not include unsecured notes payable due to affiliate as it is not practicable to estimate the fair value due to its related party nature.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at September 30, 2011 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.
6. RELATED PARTY TRANSACTIONS
The Company has executed the Advisory Agreement with the Advisor and a dealer manager agreement, as amended (the “Dealer Manager Agreement”), with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of proceeds from the Offering in real estate related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2011, and any related amounts payable as of September 30, 2011 and December 31, 2010 (in thousands):

	Incurred		Payable as of
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	September 30, 2011	December 31, 2010
Expensed
Asset management fees	$91	$270	$—	$—
Reimbursable operating expenses (1)	12	42	—	149
Related party interest expense (2)	39	386	—	156

Additional Paid-in Capital
Selling commissions	703	1,317	—	—
Dealer manager fees	338	635	—	—
Reimbursable other offering costs	660	1,245	1,232	7
	$1,843	$3,895	$1,232	$312
____________________
(1) In addition, our Advisor may seek reimbursement for employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursable under the Advisory Agreement through September 30, 2011. The Company will not reimburse for employee costs in connection with services for which KBS Capital Advisors earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(2) Related party interest expense relates to the Advisor Bridge Loan. See note 4, “Notes Payable.”
From inception through September 30, 2011, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $3.8 million, which represent the Company’s maximum liability for organization and offering costs as of September 30, 2011. The Company will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Offering. Through September 30, 2011, the Company has recognized and paid $2.2 million in selling commissions and dealer manager fees and recognized $1.5 million of other organization and offering expenses, of which $1.5 million has been reimbursed or was reimbursable to the Advisor, as of September 30, 2011.  As of September 30, 2011, the Company’s selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds.
As discussed in note 4, “Note Payable,” the Company, as of September 30, 2011 and December 31, 2010, had $1.0 million and $14.0 million, respectively, outstanding under the Advisor Bridge Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

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
Geographic Concentration
As of September 30, 2011, the Company owned one real estate property located in Irving, Texas. As a result of this investment, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Irving, Texas apartment market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, relocations of businesses, increased competition from other apartment communities, decrease in demand for apartments or any other changes, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
September 30, 2011
(unaudited)

8. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of Offering
The Company commenced its Offering on March 12, 2010. As of November 1, 2011, the Company had sold 3,099,308 shares of common stock in the Offering for gross offering proceeds of $30.8 million, including 21,495 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.2 million.
Distributions Paid
On October 14, 2011, the Company paid distributions of $119,000, which related to distributions declared for each day in the period from September 1, 2011 through September 30, 2011.
Distributions Declared
On October 28, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from November 1, 2011 through November 30, 2011, which the Company expects to pay in December 2011. On November 3, 2011, the Company’s board of directors declared distributions based on daily record dates for the period from December 1, 2011 through December 31, 2011, which the Company expects to pay in January 2012, and distributions based on daily record dates for the period January 1, 2012 through January 31, 2012, which the Company expects to pay in February 2012. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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
We intend to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of September 30, 2011, we owned one apartment complex.
KBS Capital Advisors LLC (“KBS Capital Advisors”) is our advisor. As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations and our portfolio of real estate assets. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors delegates certain advisory duties to a sub-advisor, KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-advisor”), which is a joint venture among KBS Capital Advisors and Legacy Partners Residential Realty LLC. Notwithstanding such delegation to the sub-advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors makes recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, approves our property and real estate-related investments. KBS Capital Advisors, either directly or through the sub-advisor, will also provide asset‑management, marketing, investor-relations and other administrative services on our behalf. We have no paid employees.
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
As of September 30, 2011, we had sold 2,485,594 shares of common stock in ongoing initial public offering for gross offering proceeds of $24.7 million, including 16,630 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.2 million.
Market Outlook ─ Multi-Family Real Estate and Finance Markets
The Great Recession of 2008 - 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends have continued in 2011.
According to the U.S. Bureau of Labor Statistics (BLS), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. Since 2009, employment has increased by over 2 million jobs (through September 2011). The BLS also reported that the unemployment rate peaked in 2009 at 10.1%. The unemployment rate was down to 9.4% by the end of 2010 and, as of September 2011, it was 9.1%.
REIS, Inc. reported that apartment vacancies in the U.S. were 8.0% at the end of 2009. By the end of 2010, apartment vacancies had declined to 6.6% (REIS, Inc. - “Apartment First Glance,” 2010 Quarter 4), and they have continued to decline in 2011, ending the second quarter at 5.9%. REIS also reported that effective rents for apartments were up by 2.3% in 2010, in contrast to the decline in effective rents of 2.9% in 2009. Effective rents have continued to grow in 2011 at an annualized rate of 2.0% and 2.4% for the first and second quarters, respectively.
Multifamily capitalization rates in the U.S. averaged 7.2% in December 2009 according to Real Capital Analytics (“RCA Historical Statistics by Month”). By December 2010, the rates were down to 6.6%, and according to Witten Advisors, capitalization rates in the second quarter of 2011 were 5.7% (“U.S. Apartment Markets Forecast - Third Quarter 2011”).

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

•
Immigration - Foreign-born renters represented 18.4% of all renters in 2005. (Rosen Consulting Group, “The National Apartment Market,” June 2009). According to the U.S. Census Bureau, immigration is expected to add about 1.4 million individuals per year to the U.S. population. This immigration-driven increase in population, when combined with the natural U.S. population increase, will increase the demand for all types of housing, including apartments, over the next decade.

•
Echo Boom - The children of the Baby Boom generation, dubbed the Echo Boomers, will increase the prime rental‑age group, 20 to 34 year olds, by 4 million, to 68 million and will remain at that elevated level through 2020 according to the U.S. Census Bureau.

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

•
Housing Shift - More people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 34.1% in the second quarter of 2011. This equates to approximately 3.4 million additional renter households in the U.S., according to Witten Advisors, over that time period.

Other positive factors for multifamily real estate investment include:

•
Diminished supply - According to Witten Advisors (“United States,” Third Quarter 2011), multifamily rental construction starts in the U.S. were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009, and are projected to be 151,000 units in 2011, which is still well below the approximately 250,000 starts a year average between 1997 and 2006. Multifamily rental construction starts are expected to remain below the number of units needed to support the growing U.S. population and the demands of the Echo and Baby Boomers for several years.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On December 9, 2010, we broke escrow in our ongoing initial public offering and through September 30, 2011 we had sold 2,485,594 shares for gross offering proceeds of $24.7 million, including 16,630 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.2 million. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.
As of September 30, 2011, we owned one apartment complex. Our operating cash needs were met through cash flow generated by our real estate investment and proceeds from our ongoing initial public offering.
Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investment is primarily dependent upon the occupancy level of our property, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2011, our real estate property investment was 95% occupied.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
As of September 30, 2011, our total debt outstanding, excluding premium on notes payable, was $23.8 million. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing and other liabilities will be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. Due to borrowings we made during the year ended December 31, 2010 we exceeded our charter limitation on borrowing during the first quarter, second quarter and a portion of the third quarter of 2011. The conflicts committee approved the borrowings and determined that the excess leverage was justified for the following reasons:

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
During the nine months ended September 30, 2011, we made $13.3 million of principal payments on our notes payable, which reduced our total liabilities to 72% of the cost (before deducting depreciation or other non-cash reserves) of all our assets as of September 30, 2011.

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
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of September 30, 2011, we owned one apartment complex. During the nine months ended September 30, 2011, net cash used in operating activities was $0.6 million. We expect that our cash flows from operating activities will increase in future years as a result of anticipated future acquisitions of real estate and the related operations from those real estate acquisitions.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2011 relating to additions to real estate.
Cash Flows from Financing Activities
Net cash provided by financing activities was $5.6 million for the nine months ended September 30, 2011 and consisted primarily of the following:

•
$19.2 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $2.0 million;

•	$13.3 million of principal payments on our unsecured note payable due to affiliates and mortgage note payable; and

•	$0.3 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $158,000.
Contractual Commitments and Contingencies
In order to execute our investment strategy, we primarily utilize secured debt, and, to the extent available, may utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing and other liabilities to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. From time to time, our debt financing and other liabilities may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing or repayment of debt. As of September 30, 2011, our total liabilities were approximately 72% of the cost (before depreciation or other noncash reserves) of our tangible assets. See “Liquidity and Capital Resources” for further discussion.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a summary of our contractual obligations as of September 30, 2011 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Outstanding debt obligations (1)	$23,795	$108	$1,830	$719	$21,138
Interest payments on outstanding debt obligations (2)	6,594	252	1,968	2,542	1,832
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2011. We incurred interest expense of $1.0 million excluding amortization of deferred financing costs and premium on notes payable of $0.1 million, for the nine months ended September 30, 2011.
Results of Operations
Our results of operations for the three and nine months ended September 30, 2011 are not indicative of those expected in future periods as we broke escrow in our initial public offering on December 9, 2010 and commenced real estate operations on October 26, 2010 after making our first investment.
As of September 30, 2011, we owned one apartment complex. We expect that rental income, depreciation expense, amortization expense, operating expenses, asset management fees, interest expense and net income will each increase in future periods as a result of anticipated future acquisitions of apartment communities.
For the three and nine months ended September 30, 2011, total revenues, all of which were generated from our one real estate investment, were $1.4 million and $4.0 million, respectively. Total expenses directly related to our real estate investment during the three months ended September 30, 2011 were $1.2 million, consisting of $0.4 in property operating costs, $0.3 million of real estate taxes and insurance, $0.1 million of asset management fees, $0.2 million of depreciation and amortization and $0.2 million of interest expense. Total expenses directly related to our real estate investment during the nine months ended September 30, 2011 were $5.0 million , consisting of $1.1 million in property operating costs, $0.8 million of real estate taxes and insurance, $0.3 million of asset management fees, $1.7 million of depreciation and amortization and $1.1 million of interest expense.
General and administrative expenses for the three and nine months ended September 30, 2011 totaled $0.3 million and $0.9 million, respectively. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees and dividend processing costs. We expect general and administrative costs to increase in the future based on a full year of operations as well as increased activity as we make real estate investments but to decrease as a percentage of total revenue.
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
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of September 30, 2011, selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds. Through September 30, 2011, we had sold 2,485,594 shares for gross offering proceeds of $24.7 million, all of which were sold in the primary offering, and recorded selling commissions and dealer manager fees of $2.2 million and organization and other offering costs of $1.5 million.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Net loss	$(141)	$(1,884)
Depreciation of real estate assets	216	640
Amortization of lease-related costs	—	1,031
FFO	$75	$(213)
Set forth below is additional information related to certain items included in net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net Loss:

•
Interest expense from the amortization of deferred financing costs related to notes payable of approximately $13,000 and $135,000 for the three and nine months ended September 30, 2011, respectively; and

•	Interest expense from the amortization of the premium on notes payable of ($19,000) and ($56,000) for the three and nine months ended September 30, 2011, respectively.
FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. For the nine months ended September 30, 2011, our negative FFO was due to limited operations as we owned only one real estate investment. For the three months ended September 30, 2011, our FFO was positive, mostly due to our limited operations offset by a decrease in interest expense. We expect FFO to improve as we continue to grow.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Until we have fully invested the proceeds of our primary offering, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from the issuance of common stock. Distributions declared, distributions paid and cash flows from operating activities were as follows for the first, second and third quarters of 2011 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows Used in Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2011	$79	$0.160	$33	$20	$53	$(302)
Second Quarter 2011	177	0.162	97	48	145	156
Third Quarter 2011	300	0.164	159	90	249	(476)
	$556	$0.486	$289	$158	$447	$(622)
_____________________
(1) Distributions for the period from January 1, 2011 through September 30, 2011 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.
(2) Assumes shares were issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
For the nine months ended September 30, 2011, we paid aggregate distributions of $447,000, including $289,000 of distributions paid in cash and $158,000 of distributions reinvested through our dividend reinvestment plan. Negative FFO for the nine months ended September 30, 2011 was $0.2 million and cash flow used in operations was $(0.6) million. We funded our total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with prior year debt financing. All non-operating expenses (including general and administrative expenses), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreement. See the reconciliation of FFO to net income (loss) above.
From inception through September 30, 2011, we declared aggregate distributions of $0.6 million and our cumulative net loss during the same period was $3.9 million.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward‑Looking Statements,” “Market Outlook - Multi-Family Real Estate and Finance Markets” and “Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
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
Status of Offering
We commenced our Offering on March 12, 2010. As of November 1, 2011, we had sold 3,099,308 shares of common stock in the Offering for gross offering proceeds of $30.8 million, including 21,495 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.2 million.
Distributions Paid
On October 14, 2011, we paid distributions of $119,000, which related to distributions declared for each day in the period from September 1, 2011 through September 30, 2011.
Distributions Declared
On October 28, 2011, our board of directors declared distributions based on daily record dates for the period from November 1, 2011 through November 30, 2011, which we expect to pay in December 2011. On November 3, 2011, our board of directors declared distributions based on daily record dates for the period from December 1, 2011 through December 31, 2011, which we expect to pay in January 2012, and distributions based on daily record dates for the period January 1, 2012 through January 31, 2012, which we expect to pay in February 2012. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest‑bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2011, we had $1.0 million of fixed rate debt outstanding, which relates to a bridge loan from our advisor. Due to the related party nature of this debt, it is not practicable to estimate the fair value. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rate would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2011, we were exposed to market risks related to fluctuations in interest rates on $22.8 million of variable rate debt outstanding. Based on interest rates as of September 30, 2011, if interest rates were 100 basis points higher during the 12 months ending September 30, 2012, interest expense on our variable rate debt would increase by $0.2 million. At September 30, 2011, the interest rate index on our variable rate debt was 0.004% and a decrease in interest rates would not have a significant impact to our interest expense.
The interest rates of our fixed rate debt and variable rate debt at September 30, 2011 were 6.0% and 3.6%, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
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

b)
On March 12, 2010, our Registration Statement on Form S-11 (File No. 333-161449), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on March 12, 2010 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. We expect to sell the shares registered in our primary offering over a two‑year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

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
As of September 30, 2011, we had sold 2,485,594 shares of common stock in our ongoing initial public offering for gross offering proceeds of $24.7 million, including 16,630 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.2 million. Also as of September 30, 2011, we had not redeemed any shares pursuant to our share redemption program.
As of September 30, 2011, organization and offering costs of $3.8 million have been incurred by our advisor on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further, we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of September 30, 2011, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below, which amounts represent our maximum liability for organization and offering costs as of September 30, 2011. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$2,224	Actual
Other underwriting compensation	—	Actual
Other organization and offering costs (excluding underwriting compensation)	1,485	Actual
Total expenses	$3,709
Total offering proceeds	$24,728	Actual
Percentage of offering proceeds used to pay for organization and offering costs to affiliates	15%	Actual
From the commencement of our ongoing initial public offering through September 30, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $21.0 million.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of September 30, 2011, we have acquired $36.8 million in real estate, including $0.6 million of acquisition and origination fees and expenses.

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
During the nine months ended September 30, 2011, we did not redeem any shares pursuant to our share redemption program because we did not receive any requests to have shares redeemed. During the year ended December 31, 2010, we did not issue any shares under the dividend reinvestment plan, and accordingly, we have no funds available for redemption under our share redemption program in 2011.
Item 3. Defaults upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Ex.	Description

1.1	Amended and Restated Dealer Manager Agreement dated as of August 9, 2011, incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011

1.2
Selected Dealer Agreement, dated July 29, 2011, by and among KBS Legacy Partners Apartment REIT, Inc., KBS Capital Advisors LLC, KBS‑Legacy Apartment Community REIT Venture LLC, KBS Capital Markets Group LLC, Legacy Partners Residential Realty LLC, KBS Holdings LLC and Ameriprise Financial Services, Inc., incorporated by reference to the Company’s current report on Form 8-K filed on August 3, 2011

1.3
Selected Dealer Agreement, dated August 1, 2011, by and among KBS Legacy Partners Apartment REIT, Inc., KBS Capital Advisors LLC, KBS‑Legacy Apartment Community REIT Venture LLC, KBS Capital Markets Group LLC, Legacy Partners Residential Realty LLC, KBS Holdings LLC and Securities America, Inc., incorporated by reference to the Company’s current report on Form 8-K filed on August 3, 2011

3.1
Articles of Amendment and Restatement as adopted on January 8, 2010, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 Commission File No. 333-161449

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449

4.1
Form of Subscription Agreement, included as Appendix A to the prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449

4.3
Amended and Restated Dividend Reinvestment Plan, included as Appendix B to the prospectus, incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449

4.4
Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449

4.5	Amended and Restated Escrow Agreement dated March 8, 2010, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.1	First Amendment dated as of July, 25, 2011 to Promissory Note dated as of October 25, 2010 made by KBS Legacy Partners Limited Partnership in favor of KBS Capital Advisors LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	November 7, 2011	By:	/s/ C. PRESTON BUTCHER
C. Preston Butcher
Chairman of the Board, Chief Executive Officer and Director

Date:	November 7, 2011	By:	/s/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer, Treasurer and Secretary