Form 10-K
period 2011-12-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2012-03-13
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2011
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
______________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
None
______________________________________________________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the Registrant’s shares of common stock.  The Registrant is currently conducting its ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 1,348,109 shares of common stock held by non-affiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.
 As of March 6, 2012, there were 6,033,447 outstanding shares of common stock of the Registrant.

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

•
Until the proceeds from our initial public offering are fully invested and from time to time during our operational stage, we expect to use proceeds from financings to fund distributions. Our organizational documents permit us to pay distributions from any source, including offering proceeds, which may constitute a return of capital. We have not established a limit on the amount of distributions that we may fund from sources other than from cash flows from operations.

•
We may incur debt causing our total liabilities to exceed 75% of the cost of our tangible assets with the approval of the conflicts committee. During the early stages of our initial public offering, we expect that our conflicts committee may approve debt in excess of this limit. Higher debt levels increase the risk of loss of our stockholders’ investment.

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
Overview
KBS Legacy Partners Apartment REIT, Inc. (the “Company”) was formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010 and intends to continue to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Legacy Partners Limited Partnership, a Delaware limited partnership formed on August 4, 2009 (the “Operating Partnership”), and its subsidiaries. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner.
We intend to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of December 31, 2011, we owned a 504-unit apartment complex located in Irving, Texas.
KBS Capital Advisors LLC (“KBS Capital Advisors”) is our advisor. As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations and our portfolio of real estate assets. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors delegates certain advisory duties to a sub-advisor, KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), which is a joint venture among KBS Capital Advisors and Legacy Partners Residential Realty LLC. Notwithstanding such delegation to the Sub-Advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors makes recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, approves our property and real estate-related investments. KBS Capital Advisors, either directly or through the Sub-Advisor, will also provide asset‑management, marketing, investor-relations and other administrative services on our behalf. The Sub-Advisor owns 20,000 shares of our common stock. We have no paid employees.
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
As of December 31, 2011, we had sold 4,687,212 shares of common stock in our ongoing initial public offering for gross offering proceeds of $46.6 million, including 36,849 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.4 million.
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
Although this is our target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we focus on the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that we are presented with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. However, we will attempt to construct a portfolio that produces stable and attractive returns.
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

Once we have fully invested the proceeds of this offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We do not intend to exceed the leverage limit in our charter except in the early stages of development when the costs of our investments are most likely to exceed our net offering proceeds or to the extent financing in excess of our charter limit is available at attractive terms. From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing.
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
Market Outlook ─ Multi-Family Real Estate and Finance Markets
The Great Recession of 2008 - 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends continued throughout 2011.
According to the U.S. Bureau of Labor Statistics (BLS), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. Since 2009, employment has increased by over 2.6 million jobs (through December 2011). The BLS also reported that the unemployment rate peaked in 2009 at 10.0%. The unemployment rate was down to 9.4% by the end of 2010 and, as of December 2011, it was 8.5%.
REIS, Inc. reported that apartment vacancies in the U.S. were 8.0% at the end of 2009. By the end of 2010, apartment vacancies had declined to 6.6%, and they continued to decline in 2011, ending the year at 5.2% (REIS, Inc. — “Apartment First Glance,” 2011 Quarter 4). REIS also reported that effective rents for apartments were up by 2.3% in 2010, in contrast to the decline in effective rents of 2.9% in 2009. Effective rents continued to grow in 2011 at an annualized rate of 2.3%.
Multifamily capitalization rates in the U.S. averaged 7.2% in December 2009 according to Real Capital Analytics (“RCA Historical Statistics by Month”). According to Witten Advisors, capitalization rates were 5.8% in the third quarter of 2011.

In the medium- and long-term, we believe the prospects for multifamily real estate investment are promising. We expect several positive demographic trends, as noted below, will drive the demand for multifamily housing throughout this decade.

•	U.S. population growth — The U.S. Census Bureau projects that the U.S. population will increase by approximately 37 million (12%) between 2008 and 2020, predominantly in the West and South.

•
Immigration — Foreign-born renters represented 18.9% of all renters in 2010. (U.S. Census Bureau, “2010 American Community Survey”). According to the U.S. Census Bureau, immigration is expected to add about 1.4 million individuals per year to the U.S. population. This immigration-driven increase in population, when combined with the natural U.S. population increase, will increase the demand for all types of housing, including apartments, over the next decade.

•
Echo Boom — The children of the Baby Boom generation, dubbed the Echo Boomers, will increase the prime rental age group, 20 to 34 year olds, by 4 million, to 68 million and it will remain at that elevated level through 2020 according to the U.S. Census Bureau.

•
Baby Boom — The population of people aged 50 to 64 is expected to increase by nearly 8.4 million between 2008 and 2018 (U.S. Census Bureau Population Forecast). These Baby Boomers generally have enough income to purchase a home but are increasingly choosing to downsize. Those Baby Boomers who choose to downsize generally prefer the conveniences of apartments, particularly those in urban infill locations.

•
Housing Shift — More people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 33.7% in the third quarter of 2011. This equates to approximately 3.0 million additional renter households in the U.S., according to Witten Advisors, over that time period.

Other positive factors for multifamily real estate investment include:

•
Diminished supply — According to Witten Advisors (“United States,” Fourth Quarter 2011), multifamily rental construction starts in the U.S. were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009, and are projected to be 150,000 units in 2011, which is still well below the approximately 250,000 starts a year average between 1997 and 2006. Multifamily rental construction starts are expected to remain below the number of units needed to support the growing U.S. population and the demands of the Echo and Baby Boomers for several years.

•
Availability of Debt Capital — Although there has been a tightening of lending standards for multifamily real estate, capital has remained readily available for the multifamily sector, which is in stark contrast to other commercial real estate sectors. This is in part due to the lower risk of multifamily investments as compared to the other primary property types and the continued support of government sponsored entities such as Fannie Mae, Freddie Mac, and the Federal Housing Administration.

•
Maturing loans — More than $400 billion of multifamily loans are expected to mature from 2011 to 2015 (Marcus & Millichap Research Services June 2011). We believe these loan maturities will provide opportunities to purchase properties from sellers in need of liquidity or those faced with repayment deadlines.

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
Our real estate property was subject to a Phase I environmental assessment at the time it was acquired. Our real estate property is subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the property. Based on our environmental diligence and assessments of our property and our purchase of pollution and remediation legal liability insurance, we do not believe that environmental conditions at our property are likely to have a material adverse effect on our operations.
Employees
We have no paid employees. The employees of our advisor and sub-advisor, or their affiliates provide management, acquisition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660. Our telephone number, general facsimile number and web address are (949) 417‑6500, (949) 417‑6520 and www.kbslegacyreit.com, respectively.
Industry Segments
As of December 31, 2011, we had invested in one apartment complex. Substantially all of our revenue and net income (loss) is from real estate, and therefore, we currently operate in one business segment.
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
Risks Related to an Investment in Us
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to their public offering price.
Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards and such sale complies with state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us and our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to their public offering price. It is also likely that our stockholders’ shares will not be accepted as the primary collateral for a loan. Because of the illiquid nature of the shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.
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
Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to secure debt financing on attractive terms and the values of the investments we make.
Despite improved access to capital for some companies, the capital and credit markets continue to be affected by the extreme volatility and disruption during the past several years.  The health of the global capital markets remains a concern.  The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized.  The downgrade of the U.S. government debt has increased these concerns, especially for the larger, money center banks.  Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses.  The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.

Looking forward, it is widely assumed that mortgage delinquencies have not yet peaked.  Liquidity in the global credit market has been severely reduced by market disruptions, and new lending is expected to remain subdued in the near term.  We intend to rely on debt financing to finance our properties. As a result of the credit market turmoil, we may not be able to obtain debt financing at attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals.
Further disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments.  Turmoil in the capital markets has constrained equity and debt capital available for investment in real estate, resulting in fewer buyers seeking to acquire properties and possible increases in capitalization rates and lower property values.  Furthermore, declining economic conditions could negatively impact real estate fundamentals and result in lower occupancy, lower rental rates and declining values in real estate that we may acquire. These could have the following negative effects on us:

•	the values of our investments in properties could decrease below the amounts we pay for such investments; and

•	revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay dividends or meet our debt service obligations on debt financing.
All of these factors could impair our ability to make distributions to our investors and decrease the value of an investment in us.
We may suffer from delays in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our stockholders’ investment.
We rely upon our sponsors and the other real estate professionals affiliated with our sponsors, to identify suitable investments. The private KBS-sponsored programs, especially those that are currently raising offering proceeds, as well as the institutional investors for whom KBS affiliates serve as investment advisors, also rely upon our KBS sponsors for investment opportunities. In addition, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”) and KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), which are also externally advised by our advisor, rely upon our KBS sponsors. The private Legacy-sponsored programs rely upon certain of our Legacy sponsors for investment opportunities. To the extent that our sponsors and the other real estate professionals affiliated with our sponsors face competing demands upon their time which cause them to breach their fiduciary duties to us at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in our public offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, due to the large size of our public offering and the competition from other entities that may be better positioned to acquire the types of properties and other investments we desire to purchase, the risk of delays in investing our net offering proceeds is increased. Delays we encounter in the selection and acquisition of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the distribution of cash distributions attributable to those particular properties. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property.
Because our initial public offering is a blind-pool offering, our stockholders will not have the opportunity to evaluate our investments before we make them, which makes our stockholders’ investment more speculative.
We will seek to invest substantially all of the net offering proceeds from our primary offering, after the payment of fees and expenses, in the acquisition of or investment in interests in real estate properties. However, because our stockholders will be unable to evaluate the economic merit of real estate projects before we invest in them, they will have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness and our stockholders will not have the opportunity to evaluate potential tenants, managers or borrowers. These factors increase the risk that our stockholders’ investment may not generate returns comparable to our competitors.

If we raise substantially less than the maximum offering amount in our public offering, we will be limited in the number and type of investments we make and the value of our stockholders’ investment in us will fluctuate with the performance of the specific assets we acquire.
Our common stock is being offered on a “best efforts” basis, meaning that our dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of the shares. As a result, there is no assurance that we will raise the maximum offering amount and the amount of proceeds we raise in our offering may be substantially less than the amount we would need to achieve a fully diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic location of investments that we make. In that case, the likelihood that any single property’s performance would adversely affect our profitability will increase. If most of our properties are located in a single geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in this offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to pay distributions to our stockholders.
We are a recently formed company with a limited operating history, which makes our future performance difficult to predict.
We are a recently formed company and have a limited operating history. We were incorporated in the State of Maryland on July 31, 2009. We broke escrow in our ongoing initial public offering in December 2010. As of March 12, 2012, we owned two apartment community properties and have identified one additional asset to acquire (see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events — Investments and Financings Subsequent to December 31, 2011”). We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our sponsors.
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
We are dependent on KBS Capital Advisors to manage our operations and our portfolio of real estate properties. Our advisor depends upon the fees and other compensation that it receives from us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT and other public KBS-sponsored programs in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or our relationship with KBS Capital Advisors could hinder its ability to successfully manage our operations and our portfolio of investments.
Our ability to implement our investment strategy is dependent, in part, upon the ability of KBS Capital Markets Group, our dealer manager, to successfully conduct this offering, which makes an investment in us more speculative.
We have retained KBS Capital Markets Group, an affiliate of our advisor, to conduct our initial public offering. The success of our offering, and our ability to implement our business strategy, is dependent upon the ability of KBS Capital Markets Group to build and maintain a network of broker-dealers to sell our shares to their clients. If KBS Capital Markets Group is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through our offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
Our organizational documents permit us to pay distributions from any source. If we fund distributions from financings, the net proceeds from our public offering or sources other than cash flow from operations, we will have fewer funds available for investment in real estate properties, the overall return to our stockholders may be reduced and subsequent investors may experience dilution. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. We may also fund such distributions from advances from our advisor or sponsors or from our advisor’s deferral of its asset management fee. In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we can fund from sources other than from cash flows from operations.
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
We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

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

•
acquisitions of properties and other investments, which entitle KBS Capital Advisors to acquisition and asset‑management fees, and, in the case of acquisitions of investments from other KBS-sponsored programs, might entitle affiliates of KBS Capital Advisors to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire properties and other investments, which borrowings will increase the acquisition and asset‑management fees payable to KBS Capital Advisors;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle KBS Capital Advisors to a subordinated incentive listing fee;

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
Our advisor is also the external advisor of KBS REIT III and KBS Strategic Opportunity REIT, which are raising capital in ongoing public offerings of common stock. KBS Capital Markets Group, the affiliated dealer manager of our KBS sponsors and the dealer manager for our offering, also acts as the dealer manager for the KBS REIT III and KBS Strategic Opportunity REIT offerings. In addition, other future programs that our sponsors may decide to sponsor may seek to raise capital through public offerings conducted concurrently with our offering. As a result, our sponsors and our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous public offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our sponsors will be raising capital and which might compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment in our shares.

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
Risks Related to Our Corporate Structure
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

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940, as amended; if we or our subsidiaries become an unregistered investment company, we could not continue our business.
Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act of 1940, as amended. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
 Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•
is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

 Depending on the nature of our portfolio, we believe that we and our Operating Partnership may be able to satisfy both tests above. With respect to the 40% test, we expect that most of the entities through which we and our Operating Partnership own our assets will be majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
With respect to the primarily engaged test, we and our Operating Partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries.
We expect that most of the subsidiaries of our Operating Partnership will be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters.
If, however, the value of the subsidiaries of our Operating Partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our Operating Partnership, then we and our Operating Partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our Operating Partnership are “primarily engaged,” through majority-owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6); however, it is our view that we and our Operating Partnership may rely on Section 3(c)(6) if 55% of the assets of our Operating Partnership consist of, and at least 55% of the income of our Operating Partnership is derived from, majority-owned subsidiaries that rely on Section 3(c)(5)(C).

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.
Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.
If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.
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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death or “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (1) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) during each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. In particular, the limitation on redemptions to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year may significantly limit your ability to have your shares redeemed pursuant to our share redemption program because we expect to declare distributions only when our board of directors determines we have sufficient cash flow. Particularly during our offering stage, we may not have significant cash flow to pay distributions, which would in turn severely limit redemptions during the next calendar year. Our board would be free to amend, suspend or terminate the share redemption program upon 30 days’ notice.

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
Notwithstanding the above, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our primary offering or a follow-on public offering, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities — whether through this offering or follow-on public offerings — and have not done so for up to 18 months. These restrictions would severely limit our stockholders’ ability to sell their shares should they require liquidity and would limit their ability to recover the value they invested.
Because the offering price in our ongoing initial public offering exceeds our net tangible book value per share, investors in our offering will experience immediate dilution in the net tangible book value of their shares.
We are currently offering shares in our ongoing initial public offering at $10.00 per share, with discounts available to certain categories of purchasers. Our current offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) the substantial fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, (ii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments and (iii) general and administrative expenses. As of December 31, 2011, our net tangible book value per share was $7.36. To the extent we are able to raise substantial proceeds in our ongoing initial public offering, the expenses that cause dilution of the net tangible book value per share are expected to decrease on a per share basis, resulting in increases in the net tangible book value per share. This increase would be partially offset by increases in depreciation and amortization of our real estate investments.
Our offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, the factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time.
The offering price of our shares was not established in reliance on a valuation of our assets and liabilities; the actual value of your investment may be substantially less than what you pay. We may use the most recent price paid to acquire a share in our offering or a follow-on public offering as the estimated value of our shares until we have completed our offering stage. Even when our advisor begins to use other valuation methods to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.
We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any valuation (independent or otherwise), the offering price is likely to be higher than the proceeds that you would receive upon liquidation or a resale of your shares if they were to be listed on an exchange or actively traded by broker-dealers, especially in light of the upfront fees that we pay in connection with the issuance of our shares.

To assist FINRA members and their associated persons that participate in our initial public offering of common stock, pursuant to FINRA Rule 2310, we disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, our advisor estimated the value of our common stock as $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that the current public offering price of our shares of common stock in our primary public offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities – whether through our initial public offering or follow-on public offerings – and have not done so for up to 18 months. We currently expect to update the estimated value per share every 12 to 18 months thereafter. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct equity offerings in the future. For purposes of determining when our offering stage is complete, we do not consider a public equity offering to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.
Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our primary public offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon our liquidation because (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
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
The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the program). The current maximum price that may be paid under the program is $10.00 per share, which is the offering price of our shares of common stock in our primary public offering (ignoring purchase price discounts for certain categories of purchasers) and, as described above, the initial estimated value of our shares of common stock as disclosed to assist FINRA members and their associated persons that participate in our public offering, pursuant to FINRA Rule 2310. Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our primary public offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
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
We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, the investment-return thresholds may be reduced subject to approval by our conflicts committee and the other limitations in our charter. For instance, although our advisory agreement currently requires that our stockholders receive a return of their net capital plus an 8.0% per year cumulative, non-compounded return before our advisor is entitled to receive a subordinated participation in our net cash flows, our charter would permit our conflicts committee to reduce the applicable investment-return threshold to as low as a return of net capital plus a 6.0% per year cumulative, non-compounded return without stockholder approval. In addition, affiliates of KBS Capital Advisors could receive significant payments even without our reaching the investment-return thresholds should we ever seek to become self-managed. Due to the apparent preference of the public markets for self‑managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. And given our advisor’s familiarity with our assets and operations, we might prefer to become self‑managed by acquiring entities affiliated with our advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether our stockholders enjoyed the returns on which we have conditioned other incentive compensation.
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
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board of directors opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.
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
We depend on tenants for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders is dependent upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.
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
When residents do not renew their leases or otherwise vacate their apartment units, in order to attract replacement residents, we may be required to expend funds for capital improvements to the vacated apartment units. In addition, we may require substantial funds to renovate an apartment community in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves in an amount we, in our discretion, believe is necessary. A lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure our stockholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital needs and capital improvements will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.
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
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety‑related concerns.
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

Costs associated with complying with the Americans with Disabilities Act may decrease our cash available for distributions.
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
If we do place mortgage debt on a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.
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
Increases in interest rates will increase the cost of debt that we incur, which could reduce the cash we have available for distributions. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Our policies do not limit us from incurring debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other noncash reserves) and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of December 31, 2011, our total liabilities were approximately 69% of the cost (before depreciation or other noncash reserves) of our tangible assets. During the early stages of this offering, we expect that our conflicts committee will approve debt in excess of this limit. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

Federal Income Tax Risks
Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to you.
We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to you. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
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

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.
To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our taxable income, excluding capital gains. We will be subject to regular corporate income taxes on the undistributed income to the extent that we distribute less than 100% of our REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid (or deemed paid) by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to redeem our shares generally are not taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimus exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.
If certain sale-leaseback transactions are not characterized by the IRS as “true leases,” we may be subject to adverse tax consequences.
We may purchase investments in properties and lease them back to the sellers of these properties. If the IRS does not characterize these leases as “true leases,” we would not be treated as receiving rents from real property with regard to such leases which could affect our ability to satisfy the REIT gross income tests.
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
We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the Internal Revenue Service will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non‑qualifying income) exceed 5% of our gross income.
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

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of this Annual Report on Form 10-K.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.	PROPERTIES
As of December 31, 2011, we owned a 453,178 square foot Class A apartment complex containing 504 units. The total cost of this property was $36.1 million plus closing costs. The following is a summary of our real estate property as of December 31, 2011:

Property	Location	Date Acquired	Number of Units	Monthly Rent (1)	Occupancy (2)	Average Monthly Rent per Leased Unit (3)
Legacy at Valley Ranch	Irving, TX	10/26/2010	504	$427,822	96%	$883.93
_____________________
(1) Monthly rent is based on the aggregate contractual rent from tenant leases in effect as of December 31, 2011, adjusted to reflect any contractual tenant concessions.
(2) Occupancy percentage is calculated as the number of occupied units divided by the total number of units of the property as of December 31, 2011.
(3) Monthly rent per leased unit is calculated as the aggregate contractual rent from leases in effect as of December 31, 2011, adjusted to reflect any contractual tenant concessions, divided by the number of leased units.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by government agencies.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 6, 2012, we had 6.0 million shares of common stock outstanding held by a total of 1,938 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in the initial public offering of our common stock, pursuant to FINRA Conduct Rule 5110, we will disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For this purpose, the estimated value of our shares of common stock is $10 per share as of December 31, 2011. The basis for this valuation is the current public offering price of $10 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities — whether through our initial public offering or follow-on public offerings — and have not done so for up to 18 months. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.)
Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our primary public offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon our liquidation because (i) there is no public trading market for the shares at this time; (ii) the $10.00 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary public offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
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

During 2011, we declared distributions based on daily record dates for each day during the period commencing January 1, 2011 through December 31, 2011. Distributions for all record dates of a given month are paid approximately 15 days after month-end. Distributions declared during 2011, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$79	$177	$300	$571	$1,127
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on Purchase Price of $10.00 Per Share	6.5%	6.5%	6.5%	6.5%	6.5%
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
The tax composition of our distributions declared for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Ordinary Income	0%	0%
Return of Capital	100%	100%
Total	100%	100%
On November 3, 2011, our board of directors declared distributions based on daily record dates for the period from January 1, 2012 through January 31, 2012, which we paid in February 2012.  On January 19, 2012, our board of directors declared distributions based on daily record dates for the period from February 1, 2012 through February 28, 2012, which we expect to pay in March 2012 and distributions based on daily record dates for the period from March 1, 2012 through March 31, 2012, which we expect to pay in April 2012.  On March 8, 2012, our board of directors declared distributions based on daily record dates for the period from April 1, 2012 through April 30, 2012, which we expect to pay in May 2012 and distributions based on daily record dates for the period from May 1, 2012 through May 31, 2012, which we expect to pay in June 2012.  Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.  Distributions for these periods are calculated based on stockholders of record each day during the distribution period at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
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
As of December 31, 2011, we had sold 4,687,212 shares of common stock in our ongoing initial public offering for gross offering proceeds of $46.6 million, including 36,849 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.4 million. Also as of December 31, 2011, we had not redeemed any shares pursuant to our share redemption program.

As of December 31, 2011, organization and offering costs of $4.3 million have been incurred by our advisor on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further, we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of December 31, 2011, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below, which amounts represent our maximum liability for organization and offering costs as of December 31, 2011. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$4,168	Actual
Other underwriting compensation	—	Actual
Other organization and offering costs (excluding underwriting compensation)	2,823	Actual
Total expenses	$6,991
Total offering proceeds	$46,608	Actual
Percentage of offering proceeds used to pay for organization and offering costs to affiliates	15%	Actual
From the commencement of our ongoing initial public offering through December 31, 2011, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $39.6 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; development costs; capital expenditures; tenant improvement costs and other funding obligations. As of December 31, 2011, we have acquired $36.8 million in real estate, including $0.6 million of acquisition fees and expenses.
During the fiscal year ended December 31, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933.
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
Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price would be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock that is not based on the price to acquire a share in our primary offering or a follow-on public offering, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We currently expect to establish an estimated value per share no later than the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities — whether through our initial public offering or follow-on public offerings — and have not done so for up to 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
During the year ended December 31, 2010, we did not issue any shares under the dividend reinvestment plan, and accordingly, had no funds available for redemption under our share redemption program in 2011. We did not receive any requests to have shares redeemed. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, we have $0.4 million available for redemption in 2012.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2011, 2010 and 2009, for the years ended December 31, 2011, 2010 and for the period from July 31, 2009 (inception) to December 31, 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except share and per share amounts):

	As of December 31,
	2011	2010	2009
Balance sheet data
Total real estate, net	$34,592	$35,887	$—
Total assets	60,521	40,376	199
Total liabilities	25,990	39,336	—
Redeemable common stock	350	—	—
Total stockholders’ equity	34,181	1,040	199
	For the Years Ended December 31,		For the Period from July 31, 2009 (inception) to December 31, 2009
	2011	2010
Operating data
Total revenues	$5,372	$928	$—
Net loss	(2,093)	(2,054)	(1)
Net loss per common share - basic and diluted	(1.21)	(50.02)	(0.05)
Other data
Cash flows used in operating activities	$(1,845)	$(540)	$(1)
Cash flows used in investing activities	(595)	(12,965)	—
Cash flows provided by financing activities	22,387	16,431	200
Distributions declared	1,127	10	—
Distributions declared per common share (1)	0.650	0.028	—
Weighted-average number of common shares outstanding, basic and diluted	1,734,410	41,063	20,000
Reconciliation of funds from operations (2)
Net loss	$(2,093)	$(2,054)	$(1)
Depreciation of real estate assets	858	207	—
Amortization of lease-related costs	1,032	552	—
FFO	$(203)	$(1,295)	$(1)
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day from December 16, 2010 through December 31, 2011. Distributions for the period from December 16, 2010 through December 31, 2011 are based on daily record dates and calculated at a rate of $0.00178082 per share per day.
(2) We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an apartment REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts’ (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful‑life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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
We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of December 31, 2011, we owned one apartment complex.
As of December 31, 2011, we had sold 4,687,212 shares of common stock in our ongoing initial public offering for gross offering proceeds of $46.6 million, including 36,849 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.4 million.
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
Market Outlook ─ Multi-Family Real Estate and Finance Markets
The Great Recession of 2008 - 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends continued throughout 2011. Further, in the mid to long-term, there are several trends that we expect will increase the fundamentals of and demand for multifamily housing. For further discussion of current market conditions, see Part I, Item 1, “Market Outlook ─ Multi-Family Real Estate and Finance Markets.”
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

On December 9, 2010, we broke escrow in our ongoing initial public offering and through December 31, 2011 we had sold 4,687,212 shares for gross offering proceeds of $46.6 million, including 36,849 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.4 million. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.
As of December 31, 2011, we owned one apartment complex. Our operating cash needs were met through cash flow generated by our real estate investment and proceeds from our ongoing initial public offering.
Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investment is primarily dependent upon the occupancy level of our property, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2011, our real estate property investment was 96% occupied.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
As of December 31, 2011, our total debt outstanding, excluding premium on notes payable, was $23.7 million. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing and other liabilities will be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. Due to borrowings we made during the year ended December 31, 2010, we exceeded our charter limitation on borrowing during the first quarter, second quarter and a portion of the third quarter of 2011. The conflicts committee approved the borrowings and determined that the excess leverage was justified for the following reasons:

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
During the year ended December 31, 2011, we made $13.4 million of principal payments on our notes payable, which reduced our total liabilities to 69% of the cost (before depreciation or other non-cash reserves) of our tangible assets as of December 31, 2011.

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
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of December 31, 2011, we owned one apartment complex. During the year ended December 31, 2011, net cash used in operating activities was $1.8 million. We expect that our cash flows from operating activities will increase in future years as a result of anticipated future acquisitions of real estate and the related operations from those real estate acquisitions.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.6 million for the year ended December 31, 2011 relating to improvements to real estate.
Cash Flows from Financing Activities
Net cash provided by financing activities was $22.4 million for the year ended December 31, 2011 and consisted primarily of the following:

•
$36.4 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $6.5 million;

•	$13.4 million of principal payments on our unsecured note payable due to affiliates and mortgage note payable; and

•	$0.6 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $0.4 million.
Contractual Commitments and Contingencies
In order to execute our investment strategy, in addition to proceeds from our offering, we primarily utilize secured debt, and, to the extent available, may utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing and other liabilities to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. From time to time, our debt financing and other liabilities may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing or repayment of debt. As of December 31, 2011, our total liabilities were approximately 69% of the cost (before depreciation or other noncash reserves) of our tangible assets.
In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. However, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and organization and other offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement is in effect through January 25, 2013 and has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.

The following is a summary of our contractual obligations as of December 31, 2011 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$23,682	$1,459	$976	$1,051	$20,196
Interest payments on outstanding debt obligations (2)	4,144	841	1,597	1,524	182
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2011. We incurred interest expense of $1.2 million excluding amortization of deferred financing costs and premium on notes payable of $0.1 million, for the year ended December 31, 2011.
Results of Operations
Our results of operations for the year ended December 31, 2011 are not indicative of those expected in future periods as we broke escrow in our initial public offering on December 9, 2010 and as of December 31, 2011 had not yet met our capital raise or investment goals. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital and make future acquisitions, which would have a significant impact on our future results of operations. We commenced real estate operations on October 26, 2010 after making our first investment. During the period from inception (July 31, 2009) to December 31, 2009, we had been formed but had not yet commenced operations, as we had not yet begun our initial public offering. As a result, we had no material results of operations for that period.
As of December 31, 2011, we owned one apartment complex. We expect that rental income, depreciation expense, amortization expense, operating expenses, asset management fees, interest expense and net income will each increase in future periods as a result of anticipated future acquisitions of apartment communities.
For the years ended December 31, 2011 and 2010, total revenues, all of which were generated from our one real estate investment, were $5.4 million and $0.9 million, respectively. Total expenses directly related to our real estate investment during the year ended December 31, 2011 were $6.1 million, consisting of $1.5 million in property operating costs, $1.0 million of real estate taxes and insurance, $0.4 million of asset management fees, $1.9 million of depreciation and amortization and $1.3 million of interest expense. Total expenses directly related to our real estate investment during the year ended December 31, 2010 were $2.3 million, consisting of $0.3 million in property operating costs, $0.2 million of real estate taxes and insurance, $0.1 million of asset management fees, $0.7 million of depreciation and amortization, $0.4 million of interest expense and real estate acquisition fees and expenses of $0.6 million.
General and administrative expenses for the years ended December 31, 2011 and 2010 totaled $1.4 million and $0.7 million, respectively. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees and dividend processing costs. We expect general and administrative costs to increase in the future due to increased activity as we make real estate investments but to decrease as a percentage of total revenue.
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
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of December 31, 2011, selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds. Through December 31, 2011, we had sold 4,687,212 shares for gross offering proceeds of $46.6 million, including 36,849 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.4 million, and recorded selling commissions and dealer manager fees of $4.2 million and organization and other offering costs of $2.8 million.

Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trust (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the years ended December 31, 2011 and 2010 (in thousands):

	For the Years Ended December 31,
	2011	2010
Net loss	$(2,093)	$(2,054)
Depreciation of real estate assets	858	207
Amortization of lease-related costs	1,032	552
FFO	$(203)	$(1,295)
Set forth below is additional information related to certain items included in net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net Loss:

•	Acquisition fees and expenses related to the purchase of real estate of approximately $0.6 million for the year ended December 31, 2010:

•	Interest expense from the amortization of deferred financing costs related to notes payable of approximately $149,000 and $61,000 for the years ended December 31, 2011 and 2010, respectively; and

•	Interest expense from the amortization of the premium on notes payable of $(75,000) and $(19,000) for the years ended December 31, 2011 and 2010, respectively.
FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. For the year ended December 31, 2011, our negative FFO was due to limited operations as we owned only one real estate investment. We expect FFO to improve as we continue to grow.

Distributions
Until we have fully invested the proceeds of our primary offering, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flows from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from the issuance of common stock. Distributions declared, distributions paid and cash flows from (used in) operating activities were as follows during 2011 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows From (Used in) Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2011	$79	$0.160	$33	$20	$53	$(302)
Second Quarter 2011	177	0.162	97	48	145	156
Third Quarter 2011	300	0.164	159	90	249	(476)
Fourth Quarter 2011	571	0.164	264	192	456	(1,223)
	$1,127	$0.650	$553	$350	$903	$(1,845)
_____________________
(1) Distributions for the period from January 1, 2011 through December 31, 2011 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.
(2) Assumes shares were issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
For the year ended December 31, 2011, we paid aggregate distributions of $0.9 million, including $0.5 million of distributions paid in cash and $0.4 million of distributions reinvested through our dividend reinvestment plan. Negative FFO for the year ended December 31, 2011 was $203,000 and cash flow used in operations was $(1.8) million. We funded our total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with prior year debt financing. All non-operating expenses (including general and administrative expenses), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreement. See the reconciliation of FFO to net income (loss) above.
From inception through December 31, 2011, we declared aggregate distributions of $1.1 million and our cumulative net loss during the same period was $4.1 million.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward‑Looking Statements,” Part I, Item 1, “Business — Market Outlook — Multi-Family Real Estate and Finance Markets,” Part I, Item 1A, “Risk Factors” and “—Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
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
Real Estate
Depreciation and Amortization
Investments in real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 10–20 years for land improvements and five to 12 years for computer, furniture, fixtures and equipment. Costs directly associated with the development of land and those incurred during construction are capitalized as part of the investment basis. Acquisition costs are expensed as incurred. Operating expenses incurred that are not related to the development and construction of the real estate investments are expensed as incurred. Repairs, maintenance and tenant turnover costs are expensed as incurred and significant replacements and improvements are capitalized. Repairs, maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate property. We consider the period of future benefit of an asset to determine its appropriate useful life.
Intangible assets related to in-place leases are amortized to expense over the average remaining non‑cancelable terms of the respective in-place leases.
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
Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value are amortized to expense over the average remaining non‑cancelable terms of the respective in-place leases.
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
We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in place leases, measured over a period equal to the remaining non‑cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective leases, including any below-market renewal periods.

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
Impairment of Real Estate and Related Intangible Assets and Liabilities
We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we will assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. We did not record any impairment loss on our real estate and related intangible assets and liabilities during the years ended December 31, 2011 and 2010.
Fair Value Measurements
Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long‑lived assets). Fair value, as defined under GAAP, is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
When available, we will utilize quoted market prices from independent third‑party sources to determine fair value and will classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources.
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
Status of Offering
We commenced our Offering on March 12, 2010. As of March 6, 2012, we had sold 6,024,554 shares of common stock in the Offering for gross offering proceeds of $60.0 million, including 59,897 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.6 million.
Distributions Paid
On January 13, 2012, we paid distributions of $0.2 million, which related to distributions declared for each day in the period from December 1, 2011 through December 31, 2011. On February 15, 2012, we paid distributions of $0.3 million, which related to distributions declared for each day in the period from January 1, 2012 through January 31, 2012.
Distributions Declared
On January 19, 2012, our board of directors declared distributions based on daily record dates for the period from February 1, 2012 through February 28, 2012, which we expect to pay in March 2012, and distributions based on daily record dates for the period from March 1, 2012 through March 31, 2012, which we expect to pay in April 2012. On March 8, 2012, our board of directors declared distributions based on daily record dates for the period from April 1, 2011 through April 30, 2012, which we expect to pay in May 2012, and distributions based on daily record dates for the period from May 1, 2012 through May 31, 2012, which we expect to pay in June 2012. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

Investments and Financings Subsequent to December 31, 2011
Acquisition of Poplar Creek
On February 9, 2012, we, through an indirect wholly owned subsidiary, KBS Legacy Partners Poplar LLC (the “Poplar Creek Owner”), purchased an apartment complex, containing 196 units located on approximately 12.8 acres of land in Schaumburg, Illinois (“Poplar Creek”). The seller is not affiliated with us or our advisor. The purchase price of Poplar Creek was $27.2 million plus closing costs. We funded the acquisition of Poplar Creek with proceeds from the Poplar Creek Mortgage Loan (defined below) in the amount of $20.4 million and proceeds from our ongoing initial public offering.
Poplar Creek is located in the northwest Chicago suburb of Schaumburg, Illinois and consists of 196 apartment units, encompassing 178,490 rentable square feet. At acquisition, Poplar Creek was 95% occupied.
Financing of Poplar Creek
On February 9, 2012, in connection with the acquisition of Poplar Creek, the Poplar Creek Owner entered into a seven‑year multifamily note with CBRE Capital Markets, Inc. (the “Lender”) for borrowings of $20.4 million secured by Poplar Creek (the “Poplar Creek Mortgage Loan”).  The Poplar Creek Mortgage Loan matures on March 1, 2019 and bears interest at a fixed rate of 4.0%. Monthly payments are initially interest-only.  Beginning on April 1, 2014, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan, with the remaining principal balance and all accrued and unpaid interest due at maturity.  We have the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium unless the loan is securitized, in which case, the loan cannot be prepaid until six months prior to maturity, but is defeasible subject to certain conditions. The loan is fully assumable by a subsequent purchaser of Poplar Creek.
KBS Legacy Partners Properties LLC (“KBSLPP”), an indirect wholly owned subsidiary, is providing a limited guaranty of the Poplar Creek Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Poplar Creek Owner is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Poplar Creek Owner or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Poplar Creek Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Poplar Creek Owner under the Poplar Creek Mortgage Loan.
Purchase Agreement for The Residence at Waterstone
On February 16, 2012, we, through an indirect wholly owned subsidiary, KBS Legacy Partners Pikesville LLC (the “Pikesville Owner”), entered into a purchase and sale agreement to purchase an apartment complex, containing 255 apartment units located on approximately 25.2 acres of land in Pikesville, Maryland (“The Residence at Waterstone”).  The seller is not affiliated with us or our advisors.  The purchase price of The Residence at Waterstone is approximately $65.0 million plus closing costs.  In connection with the purchase and sale agreement, we made an initial deposit of $500,000 on February 17, 2012.  On March 19, 2012, we will be required to make an additional deposit of $1.5 million under the purchase and sale agreement.  Pursuant to the purchase and sale agreement, the Pikesville Owner would be obligated to purchase The Residence at Waterstone only after satisfaction of agreed upon closing conditions.  There can be no assurance that the Pikesville Owner will complete the acquisition. In some circumstances, if we fail to complete the acquisition without legal excuse, we may forfeit up to $2.0 million of earnest money.
The Residence at Waterstone is located in the northwest Baltimore suburb of Pikesville, Maryland and consists of 255 apartment units, encompassing 370,436 rentable square feet. The Residence at Waterstone is currently 96% leased.
Refinance of the Valley Ranch Mortgage Loan
On March 7, 2012, in connection with the refinancing of its existing financing, we, through an indirect wholly owned subsidiary, KBS Legacy Partners Dakota Hill LLC (the “Valley Ranch Owner”), entered into a seven‑year multifamily note with CBRE Capital Markets, Inc. (the “Lender”) for borrowings of $32.5 million secured by Legacy at Valley Ranch (the “Valley Ranch Mortgage Loan”).  The Valley Ranch Mortgage Loan matures on April 1, 2019 and bears interest at a fixed rate of 3.93%. Monthly payments are initially interest-only.  Beginning on May 1, 2014, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan, with the remaining principal balance and all accrued and unpaid interest due at maturity.  We have the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium unless the loan is securitized, in which case, the loan cannot be prepaid until six months prior to maturity, but is defeasible subject to certain conditions. The loan is fully assumable by a subsequent purchaser of Legacy at Valley Ranch.  We used the proceeds from the Valley Ranch Mortgage Loan to repay in full an existing mortgage loan secured by Legacy at Valley Ranch with an outstanding principal balance of $22.6 million and to further enhance our liquidity.

KBSLPP is providing a limited guaranty of the Valley Ranch Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Valley Ranch Owner is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Valley Ranch Owner or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Valley Ranch Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Valley Ranch Owner under the Valley Ranch Mortgage Loan.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
The table below summarizes the book values and interest rates of our notes payable as of December 31, 2011 based on the maturity dates (dollars in thousands):

	Maturity Date						Total Book Value or Notional Amount
	2012	2013	2014	2015	2016	Thereafter		Fair Value
Notes payable
Fixed Rate	$1,000	$—	$—	$—	$—	$—	$1,000	$1,000
Interest rate (1)	6.0%	—	—	—	—	—	6.0%
Variable Rate	$—	$—	$—	$—	$—	$22,682	$22,682	$23,136
Interest rate (1)	—	—	—	—	—	3.6%	3.6%
_____________________
(1) Interest rate is calculated as the actual interest rate in effect at December 31, 2011, using market interest rate indices at December 31, 2011, where applicable.
We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2011, we had $1.0 million of fixed rate debt outstanding, which relates to a bridge loan from our advisor. Due to the related party nature of this debt, it is not practicable to estimate the fair value. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2011, we were exposed to market risks related to fluctuations in interest rates on $22.7 million of variable rate debt outstanding. Based on interest rates as of December 31, 2011, if interest rates were 100 basis points higher during the 12 months ending December 31, 2012, interest expense on our variable rate debt would increase by $0.2 million. At December 31, 2011, the interest rate index on our variable rate debt was 0.0% and a decrease in interest rates would not have a significant impact to our interest expense.
The interest rates of our fixed rate debt and variable rate debt at December 31, 2011 were 6.0% and 3.6%, respectively.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Outlook” of this Annual Report on Form 10-K.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2011, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
We have provided below certain information about our executive officers and directors.

Name	Positions	Age*
C. Preston Butcher	Chairman of the Board, Chief Executive Officer and Director	73
Peter M. Bren	President and Director	78
Guy K. Hays	Executive Vice President	51
W. Dean Henry	Executive Vice President	66
Peter McMillan III	Executive Vice President	55
David E. Snyder	Chief Financial Officer, Treasurer and Secretary	40
Stacie K. Yamane	Chief Accounting Officer	47
Gary T. Kachadurian	Independent Director	61
Michael L. Meyer	Independent Director	73
Ronald E. Zuzack	Independent Director	69
_____________________
* As of March 12, 2012.
C. Preston Butcher is our Chairman of the Board, Chief Executive Officer and one of our directors, positions which he has held since our inception in August 2009. Mr. Butcher is also the Chairman of the Board and Chief Executive Officer of Legacy Partners Residential, Inc. (“LPRI”). He joined Lincoln Property Company in 1968 and was President of the Western Region until 1998 at which time he became Chairman of the Board and Chief Executive Officer of LPRI. In 1999, Mr. Butcher purchased the interests of the other Lincoln Property Company shareholders in the Western Region operations and continued these operations under the new “Legacy Partners” name. Mr. Butcher indirectly through a trust owns and controls 100% of LPRI and 60% of Legacy Partners Residential Realty LLC. As Chief Executive Officer of LPRI, Mr. Butcher oversees the management and operations of the Legacy Residential entities, including setting company strategy and monitoring performance.
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
Mr. Butcher has been involved exclusively in real estate acquisitions, development, financing, management, and dispositions for over 40 years. Over the course of his career he has overseen the acquisition/development, financing, and management of over 600 real estate assets on behalf of private funds and sub-advisory accounts with over 68,000 residential units exceeding $5.0 billion in cost. He also has overseen the acquisition/development, financing, and management of 68 million square feet of office and industrial space exceeding $9.0 billion in cost. In terms of sales of real estate assets, Mr. Butcher has overseen the sale of over 500 assets exceeding $7.5 billion in proceeds.
Since 2002, Mr. Butcher, through Legacy Residential and Legacy Commercial affiliated entities, has been integral to the sponsorship of four real estate funds and raising nearly $1.5 billion of equity from institutional investors for the funds. Mr. Butcher has also been a key figure in Legacy Residential’s real estate investment, management, and disposition activities as a sub-advisor to institutional clients. Mr. Butcher has been involved in entities, as a sub-advisor, that have raised over $2 billion since 1995 from large institutional clients such as the AFL-CIO Building Investment Trust, AIG Global Real Estate Investment Corp., BlackRock Realty Advisors, Inc., Capmark Investments, LP, a subsidiary of Capmark Financial Group Inc. (formerly known as GMAC Commercial Holding Corp.), Donaldson Lufkin & Jenrette, Inc. (now Credit Suisse (USA), Inc.), Equity Residential, and Goldman Sachs.

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
Peter M. Bren is our President and one of our directors, positions he has held since our inception in August 2009. He is also the Chairman of the Board and President of our advisor, and President of KBS REIT I, KBS REIT II and KBS REIT III. Mr. Bren has served in these capacities for these entities since their formations in October 2004, June 2005, July 2007 and January 2010, respectively. Mr. Bren is also a sponsor of us, KBS REIT I, KBS REIT II, KBS REIT III and KBS Strategic Opportunity REIT, which were formed in 2009, 2005, 2007, 2009 and 2008, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the owner of the dealer manager of this offering. All four of our KBS sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Bren is Chairman of the Board and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisors with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2011, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $15.2 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS REIT III and KBS Strategic Opportunity REIT.
Mr. Bren oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ operations, including the acquisition, management and disposition of individual investments and portfolios of investments for KBS-advised investors and their portfolios of income-producing real estate assets. He also directs all facets of KBS Capital Advisors’ and KBS Realty Advisors’ business activities and is a member of the KBS Investment Committee, which evaluates and recommends new investment opportunities for us and other KBS-advised investment vehicles. Mr. Bren is also responsible for investor relationships.
Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for approximately 20 years. Prior to taking his current positions as Chairman of the Board and President of KBS Capital Advisors and KBS Realty Advisors, he served as the President of The Bren Company, was a Senior Partner of Lincoln Property Company, and was President of Lincoln Property Company, Europe. Mr. Bren is also a founding member of The Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management.
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

Guy K. Hays is our Executive Vice President, a position he has held since our inception in August 2009. Mr. Hays is Chief Financial Officer and Executive Managing Director of LPRI, positions he has held since January 1, 2009. Mr. Hays joined Lincoln Property Company in 1986, was promoted to Vice President of Finance for all residential operations of the Western Region in 1995, and became Senior Vice President - Finance of LPRI in 1998, then Senior Vice President and Chief Financial Officer - Residential in 2001, and Senior Managing Director and Chief Financial Officer in January 2008. Mr. Hays indirectly through a trust owns and controls 10% of Legacy Partners Residential Realty LLC.
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
W. Dean Henry is our Executive Vice President, a position he has held since our inception in August 2009. He is also the President of LPRI, a position he has held since 1998. Mr. Henry joined Lincoln Property Company in 1973 and was promoted to Senior Vice President in charge of all residential operations of the Western Region in 1995, and then became the President and Chief Operating Officer of LPRI in 1998 and continuing as President only since 2001. Mr. Henry indirectly through a trust owns and controls 30% of Legacy Partners Residential Realty LLC.
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
Mr. Henry has been involved exclusively in multifamily real estate acquisitions, development, financing, management, and dispositions for nearly 40 years. Over the course of his career, he has overseen the acquisition/development, financing, and management of over 33,000 residential units exceeding $3.5 billion in cost.
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
Mr. Henry serves on the Executive Committee of the National Multi-Housing Council. He is a member of the Policy Advisory Board of the Center for Real Estate at the University of California at Berkeley, and is an active member of the Urban Land Institute. Mr. Henry is past Chairman of the San Francisco YMCA and a former Board Member of Mercy Housing, a not‑for-profit affordable housing organization which has participated in the development, preservation and/or financing of more than 36,900 affordable homes in the United States. Mr. Henry received a Bachelor’s degree in Political Science from University of Puget Sound.

Peter McMillan III is our Executive Vice President, a position he has held since our inception in August 2009. He is also an Executive Vice President, Treasurer, Secretary and a director of KBS REIT I, KBS REIT II and KBS REIT III, and President, Chairman of the Board and a director of KBS Strategic Opportunity REIT, positions he has held since June 2005, August 2007, January 2010 and December 2008, respectively. In addition, Mr. McMillan is one of our sponsors and is a sponsor of KBS REIT I, KBS REIT II, KBS REIT III and KBS Strategic opportunity REIT, which were formed in 2009, 2005, 2007, 2009 and 2008, respectively. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3 % interest in KBS Holdings LLC, which is the sole owner of our advisor and the owner of the dealer manager of this offering. All four of our KBS sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. McMillan is a co-founder and the Managing Partner of Willowbrook Capital Group, LLC. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non‑investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a director of Steinway Musical Instruments, Inc. and TCW/Metropolitan West Funds.
David E. Snyder is our Chief Financial Officer, Treasurer and Secretary, positions he has held since our inception in August 2009. He is the Chief Financial Officer of our advisor, KBS REIT I and KBS REIT II, positions he has held for these entities since November 2008, December 2008 and December 2008, respectively. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT, positions he has held since December 2008. Mr. Snyder was appointed Chief Financial Officer of KBS REIT III in January 2010. He is a member of the investment committee formed by our advisor to evaluate and recommend new investment opportunities for KBS REIT III.
From January 1998 to May 2008, Mr. Snyder worked for Nationwide Health Properties, Inc., a real estate investment trust specializing in healthcare related property. He served as the Vice President and Controller from July 2005 to February 2008 and Controller from January 1998 to July 2005. At Nationwide Health Properties, Mr. Snyder was responsible for internal and external financial reporting, Sarbanes-Oxley compliance, budgeting, debt compliance, negotiation and documentation of debt and equity financing and the negotiation of acquisition and leasing documentation. In addition, Mr. Snyder was part of the senior management team that approved investments, determined appropriate financing and developed strategic goals and plans. As part of his investment and financing responsibilities, Mr. Snyder participated in the origination, modification and refinancing of mortgage loans made to customers, mortgages obtained on real estate and unsecured credit facilities.
Mr. Snyder was an adjunct accounting professor at Biola University from 1998 to May 2005, teaching courses in auditing and accounting. He was the director of financial reporting at Regency Health Services, Inc., a skilled nursing provider, from November 1996 to December 1997. From October 1993 to October 1996, Mr. Snyder worked for Arthur Andersen LLP. Mr. Snyder received a Bachelor of Arts Degree in Business Administration with an emphasis in Accounting from Biola University in La Mirada, California. Mr. Snyder is a Certified Public Accountant (California).
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since our inception in August 2009. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS REIT III and KBS Strategic Opportunity REIT, positions she has held for these entities since October 2008, October 2008, December 2008, January 2010 and August 2009, respectively. From July 2007 until December 2008, Ms. Yamane served as Chief Financial Officer and Controller of KBS REIT II; from October 2004 to October 2008, she served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I; and from June 2005 to October 2008, she served as Controller of KBS REIT I.
In addition, Ms. Yamane serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held since 2004. She served as a Vice President/Portfolio Accounting with KBS-affiliated investment advisers from 1995 to 2004. At KBS Realty Advisors, Ms. Yamane is responsible for client accounting/reporting for two real estate portfolios. These portfolios consist of industrial, office and retail properties as well as land parcels. Ms. Yamane works closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assists in the supervision and management of KBS Realty Advisors’ accounting department.

Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her over 22 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).
Gary T. Kachadurian is one of our independent directors, a position he has held since 2010. Mr. Kachadurian has 31 years of real estate experience specializing in land and asset acquisition, construction, development, financing, and management. Since August 2007, Mr. Kachadurian has served as Chairman of Apartment Realty Advisors, the nation’s largest privately owned multihousing investment advisory company. Also, as President of The Kachadurian Group LLC (f/k/a Kach Enterprises, LLC) from October 2006 to the present, he has been retained as consultant on apartment acquisition and development transactions.
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
Mr. Kachadurian is a founding Board Member of the Chicago Apartment Association, was formerly Chairman of the National Multi Housing Council. He has been a featured speaker and panelist at many apartment industry events. He is on the Board of Managers and co-chair of the Real Estate Committee of the Chicago YMCA, is Chairman of the Village Foundation of Children’s Memorial Hospital, is a Director of Pangea Real Estate, and serves as Director of Leaders Bank in Oak Brook, Illinois. Mr. Kachadurian received his B.S. in Accounting from the University of Illinois.
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
Michael L. Meyer is one of our independent directors, a position he has held since January 2010. He is also an independent director of KBS Strategic Opportunity REIT, a position he has held since October 2009. Mr. Meyer is a private real estate investor and since 1999 has been the Chief Executive Officer of the Michael L. Meyer Company. The Michael L. Meyer Company is a principal and/or manager of real estate entities and provides those entities with property acquisition, financing and management services and advice. Since June 2006, Mr. Meyer also has been a principal of TwinRock Partners, LLC (formerly known as AMG Realty Investors, LLC), a commercial real estate investment company. From 2000 to 2003, Mr. Meyer was a principal in Advantage 4 LLC, a provider of telecommunications systems for real estate projects. From 1999 to 2003, Mr. Meyer was also a principal of Pacific Capital Investors, which acquired non-performing loans secured by real estate in Japan. From 1974 to 1998, Mr. Meyer was Managing Partner-Orange County and Audit Partner of the E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP and its predecessor. Mr. Meyer is a director and member of the audit committee of Opus Bank and is a director and chair of the audit committee of Paladin Realty Income Properties, Inc., positions he has held for these entities since September 2010 and February 2004, respectively. Additionally, Mr. Meyer served as a director and member of the audit committee of City National Bank and City National Corporation, positions he held for these entities from July 1999 to April 2010.
Mr. Meyer was inducted into the California Building Industry Foundation Hall of Fame in June of 1999 for outstanding achievements in the real estate industry and community. Mr. Meyer was also the recipient of the University of California Irvine Graduate School of Management Real Estate Program Lifetime Achievement Award. Mr. Meyer received a Bachelors of Business Administration from the University of Iowa. He is a Certified Public Accountant (inactive California).

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
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our conflicts committee, based upon recommendations from our advisor. Two of our executive officers, Messrs. Bren and McMillan, participate in the management and control of our advisor, and through the advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2011.

Name	Fees Earned or Paid in Cash in 2011	All Other Compensation	Total
Gary T. Kachadurian	$81,500	$—	$81,500
Michael L. Meyer	88,500	—	88,500
Ronald E. Zuzack	90,500	—	90,500
Peter M. Bren (1)	—	—	—
C. Preston Butcher (1)	—	—	—
_____________________
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
Stock Ownership
The following table sets forth the beneficial ownership of our common stock as of March 6, 2012, for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of All Shares
C. Preston Butcher, Chairman of the Board, Chief Executive Officer and Director	20,000 (2)	*
Peter M. Bren, President and Director	20,000 (2)	*
Guy K. Hays, Executive Vice President	20,000 (2)	*
W. Dean Henry, Executive Vice President	20,000 (2)	*
Peter McMillan III, Executive Vice President	20,000 (2)	*
David E. Snyder, Chief Financial Officer, Treasurer and Secretary	—	—
Stacie K. Yamane, Chief Accounting Officer	—	—
Gary T. Kachadurian, Independent Director	—	—
Michael L. Meyer, Independent Director	—	—
Ronald E. Zuzack, Independent Director	—	—
All directors and executive officers as a group	20,000 (2)	*
_____________________
* Represents less than 1% of the outstanding common stock.
(1) The address of each beneficial owner listed is 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660.
(2) Includes 20,000 shares owned by KBS-Legacy Apartment Community REIT Venture, LLC, which is indirectly owned and controlled by C. Preston Butcher, W. Dean Henry, Guy K. Hays, Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. None of the shares are pledged as security.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the audit committee and the conflicts committee of our board of directors are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The board of directors has determined that Gary T. Kachadurian, Michael L. Meyer, and Ronald E. Zuzack each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of our board of directors. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.
Our Policy Regarding Transactions with Related Persons
Our charter requires our conflicts committee, which consists of all of our independent directors, to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of our conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to a designated compliance officer, currently our chief financial officer, via the Ethics Hotline, to an internal audit representative or directly to the Chairman of our conflicts committee.
Certain Transactions with Related Persons
As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us. Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. control and indirectly own our advisor, KBS Capital Advisors LLC, and the dealer manager of our public offering, KBS Capital Markets Group LLC. We refer to these individuals as our KBS sponsors. Messrs. Bren and McMillan are also two of our executive officers. All four of our KBS sponsors actively participate in the management and operations of our advisor. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber.

Our Relationship with KBS Capital Advisors. Pursuant to the advisory agreement, KBS Capital Advisors is responsible for managing our day-to-day operations, retaining the property managers for our property investments (subject to the authority of our board of directors and officers) and performing other duties, including, but not limited to, the following:

•	finding, presenting and recommending to us real estate property opportunities consistent with our investment policies and objectives;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring properties on our behalf in compliance with our investment objectives and policies;

•	arranging for financing and refinancing of our properties;

•	entering into leases and service contracts for our properties;

•	supervising and evaluating each property manager’s performance;

•	reviewing and analyzing the properties’ operating and capital budgets;

•	assisting us in obtaining insurance;

•	generating an annual budget for us;

•	reviewing and analyzing financial information for each of our assets and our overall portfolio;

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
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement has a one-year term expiring January 25, 2013 subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. From January 1, 2011 through the most recent date practicable, which was February 29, 2012, we have compensated our advisor as set forth below.
Our advisor or its affiliates have paid, and may pay in the future, some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with our ongoing initial public offering, including our legal, accounting, printing, mailing and filing fees. We reimburse our advisor for such costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. At the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. From January 1, 2011 through February 29, 2012, our advisor incurred approximately $3.3 million of organization and offering expenses on our behalf and as of February 29, 2012, our advisor has been reimbursed by us for approximately $2.6 million of such costs.
We incur acquisition advisory fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, including any acquisition expenses and any debt attributable to such investments. Acquisition advisory fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments. In addition to acquisition advisory fees, we reimburse our advisor for customary acquisition expenses, whether or not we ultimately acquire the asset. Acquisition advisory fees from January 1, 2011 through February 29, 2012 totaled approximately $0.3 million, all of which were payable as of February 29, 2012.

For asset management services, we pay our advisor a monthly fee. The asset management fee is a monthly fee equal to one-twelfth of 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the investment, inclusive of acquisition expenses related thereto (but excluding any acquisition fees paid to the advisor related thereto) and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. From January 1, 2011 through February 29, 2012, our asset management fees totaled $0.4 million, of which approximately $45,000 were payable as of February 29, 2012.
Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. At this time, our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2011 through February 29, 2012, we have reimbursed our advisor for approximately $64,000 of operating expenses, all of which were employee costs.
In connection with our public offering, our sponsors agreed to provide additional indemnification to one of the participating broker dealers. We agreed to add supplemental coverage to our directors’ and officers’ insurance coverage to insure our sponsors’ obligations under this indemnification agreement in exchange for reimbursement to us by our sponsors for all costs, expenses and premiums related to this supplemental coverage. From January 1, 2011 through February 29, 2012, our advisor paid $88,500 to the insurer for the costs of the supplemental coverage obtained by us.
Our Relationship with KBS Capital Markets Group. On March 12, 2010, upon the launch of our public offering, we entered into an agreement with our dealer manager. Pursuant to the agreement, KBS Capital Markets Group is entitled to receive selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of our primary offering (no selling commissions or dealer manager fees are payable with respect to sales under the dividend reinvestment plan). All or a portion of the selling commissions are not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee is payable with respect to certain volume discount sales. The dealer manager reallows 100% of selling commissions to broker-dealers participating in our public offering. From its dealer manager fee, KBS Capital Markets Group may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in special cases, the dealer manager has the option to increase the amount of this reallowance). From January 1, 2011 through February 29, 2012, we incurred selling commissions of $3.4 million, of which 100% was reallowed to participating broker-dealers. From January 1, 2011 through February 29, 2012, we incurred dealer manager fees of $1.6 million, of which $0.7 million was reallowed by our dealer manager to participating broker-dealers.
In addition to selling commissions and dealer manager fees, we are also obligated to reimburse the dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These include expenses for travel, meals, lodging and attendance and sponsorship fees incurred by registered persons associated with the dealer manager and officers and employees of our affiliates to attend retail conferences sponsored by participating broker-dealers and other meetings with participating broker-dealers; expense reimbursements to broker-dealers for actual costs incurred in connection with attending bona fide training and education meetings hosted by us; certain technology costs associated with the offering; and certain legal fees allocable to the dealer manager. We reimburse our dealer manager for all such items of underwriting compensation referenced in our prospectus provided that within 30 days after the end of the month in which our primary initial public offering terminates, our dealer manager will reimburse us to the extent that our reimbursements cause total underwriting compensation for our primary initial public offering to exceed 10% of the gross offering proceeds from the offering. We also pay directly or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker dealers. From January 1, 2011 through February 29, 2012, we have reimbursed or intend to reimburse our dealer manager for approximately $0.6 million.
Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2011, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent auditor since our formation.
Pre-Approval Policies
In order to make sure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non‑audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
Since March 12, 2010, when we became a reporting company under Section 15(d) of the Securities Exchange Act of 1934, all services rendered by Ernst & Young LLP have been pre-approved in accordance with the policies and procedures described above.
Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2011 and 2010, are set forth in the table below.

	2011	2010
Audit fees	$208,000	$167,000
Audit-related fees	3,000	2,000
Tax fees	16,300	14,530
All other fees	—	—
Total	$227,300	$183,530
For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•
Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•
Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees — These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees — These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-21 through F-22 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits
EXHIBIT LIST

Ex.	Description

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

4.5	Amended and Restated Escrow Agreement dated March 8, 2010, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.1	Amended and Restated Dealer Manager Agreement dated as of August 9, 2011, incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011

10.2
Selected Dealer Agreement, dated July 29, 2011, by and among KBS Legacy Partners Apartment REIT, Inc., KBS Capital Advisors LLC, KBS Legacy Apartment Community REIT Venture LLC, KBS Capital Markets Group LLC, Legacy Partners Residential Realty LLC, KBS Holdings LLC and Ameriprise Financial Services, Inc., incorporated by reference to Exhibit 1.1 to the Company’s current report on Form 8-K filed on August 3, 2011

10.3
Selected Dealer Agreement, dated August 1, 2011, by and among KBS Legacy Partners Apartment REIT, Inc., KBS Capital Advisors LLC, KBS Legacy Apartment Community REIT Venture LLC, KBS Capital Markets Group LLC, Legacy Partners Residential Realty LLC, KBS Holdings LLC and Securities America, Inc., incorporated by reference to Exhibit 1.2 to the Company’s current report on Form 8-K filed on August 3, 2011

10.4	Advisory Agreement dated January 25, 2012

10.5
First Amendment dated as of July 25, 2011 to Promissory Note dated as of October 25, 2010 made by KBS Legacy Partners Limited Partnership in favor of KBS Capital Advisors LLC, incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011

10.6	Assignment and Assumption of Purchase and Sale Contract between Legacy Partners Residential LLC and KBS Capital Advisors LLC dated as of December 28, 2011

10.7	Assignment and Assumption of Purchase and Sale Contract between KBS Capital Advisors LLC and KBS Legacy Partners Poplar LLC dated as of December 28, 2011

Ex.	Description

10.8	Purchase and Sale Contract between Avalon Illinois Value II, LLC and Legacy Partners Residential LLC dated as of December 9, 2011

10.9	First Amendment to Purchase and Sale Contract between Avalon Illinois Value II, LLC and Legacy Partners Residential LLC dated as of December 29, 2011

10.10	Multifamily Loan and Security Agreement (CME) between KBS Legacy Partners Poplar LLC (as Borrower) and CBRE Capital Markets, Inc. (as Lender) dated as of February 9, 2012

10.11	Guaranty (CME and Portfolio) Multistate by KBS Legacy Partners Properties LLC for the benefit of CBRE Capital Markets, Inc. dated as of February 9, 2012

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 and for the Period from July 31, 2009 (Inception) to December 31, 2009	F-4
Consolidated Statements of Stockholders’ Equity for the Period from July 31, 2009 (Inception) to December 31, 2009 and for the Years Ended December 31, 2011 and 2010	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and for the Period from July 31, 2009 (Inception) to December 31, 2009	F-6
Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization	F-21

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
KBS Legacy Partners Apartment REIT, Inc.

We have audited the accompanying consolidated balance sheets of KBS Legacy Partners Apartment REIT, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010 and for the period from July 31, 2009 (Inception) to December 31, 2009. Our audits also included the financial statement schedule in Item 15(a), Schedule III — Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Legacy Partners Apartment REIT, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the period from July 31, 2009 (Inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 12, 2012

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Real estate:
Land	$4,838	$4,838
Buildings and improvements	30,819	30,224
Tenant origination and absorption costs	1,584	1,584
Total real estate, cost	37,241	36,646
Less accumulated depreciation and amortization	(2,649)	(759)
Total real estate, net	34,592	35,887
Cash and cash equivalents	23,072	3,125
Restricted cash	1,143	987
Deferred financing costs, prepaid expenses and other assets	1,714	377
Total assets	$60,521	$40,376
Liabilities and stockholders’ equity
Notes payable:
Mortgage note payable, net	$23,077	$23,592
Unsecured note payable due to affiliate	1,000	14,000
Total notes payable, net	24,077	37,592
Accounts payable and accrued liabilities	1,396	1,289
Due to affiliates	36	312
Distributions payable	234	10
Other liabilities	247	133
Total liabilities	25,990	39,336
Commitments and contingencies (Note 8)
Redeemable common stock	350	—
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 4,707,212 and 367,447 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	47	4
Additional paid-in capital	39,419	3,101
Cumulative distributions and net losses	(5,285)	(2,065)
Total stockholders’ equity	34,181	1,040
Total liabilities and stockholders’ equity	$60,521	$40,376
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,		For the Period from July 31, 2009 (Inception) to December 31, 2009
	2011	2010
Revenues:
Rental income	$5,372	$928	$—
Total revenues	5,372	928	—
Expenses:
Operating, maintenance, and management	1,503	271	—
Real estate taxes and insurance	985	209	—
Asset management fees to affiliate	362	67	—
Real estate acquisition fees and expenses	23	248	—
Real estate acquisition fees and expenses to affiliate	—	366	—
General and administrative expenses	1,384	702	1
Depreciation and amortization	1,890	759	—
Interest expense	1,323	360	—
Total expenses	7,470	2,982	1
Other income:
Other interest income	5	—	—
Net loss	$(2,093)	$(2,054)	$(1)
Net loss per common share, basic and diluted	$(1.21)	$(50.02)	$(0.05)
Weighted-average number of common shares outstanding, basic and diluted	1,734,410	41,063	20,000
Distributions declared per common share	$0.650	$0.028	$—
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Shares	Amounts
Balance, July 31, 2009 (Inception)	—	$—	$—	$—	$—
Issuance of common stock	20,000	1	199	—	200
Net loss	—	—	—	(1)	(1)
Balance, December 31, 2009	20,000	$1	$199	$(1)	$199
Issuance of common stock	347,447	3	3,414	—	3,417
Distributions declared	—	—	—	(10)	(10)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(272)	—	(272)
Other offering costs to affiliates	—	—	(240)	—	(240)
Net loss	—	—	—	(2,054)	(2,054)
Balance, December 31, 2010	367,447	$4	$3,101	$(2,065)	$1,040
Issuance of common stock	4,339,765	43	43,147	—	43,190
Transfers to redeemable common stock	—	—	(350)	—	(350)
Distributions declared	—	—	—	(1,127)	(1,127)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(3,896)	—	(3,896)
Other offering costs to affiliates	—	—	(2,583)	—	(2,583)
Net loss	—	—	—	(2,093)	(2,093)
Balance, December 31, 2011	4,707,212	$47	$39,419	$(5,285)	$34,181
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,		For the Period from July 31, 2009 (Inception) to December 31, 2009
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(2,093)	$(2,054)	$(1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,890	759	—
Bad debt expense	14	2	—
Amortization of premium on notes payable	(75)	(19)	—
Amortization of deferred financing costs	149	61	—
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(156)	(987)	—
Prepaid expenses and other assets	(1,490)	(29)	—
Accounts payable and accrued liabilities	107	1,289	—
Due to affiliates	(305)	305	—
Other liabilities	114	133	—
Net cash used in operating activities	(1,845)	(540)	(1)
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(12,907)	—
Improvements to real estate	(595)	(58)	—
Net cash used in investing activities	(595)	(12,965)	—
Cash Flows from Financing Activities:
Principal payments on unsecured note payable due to affiliate	(13,000)	—	—
Principal payments on mortgage note payable	(440)	(70)	—
Proceeds from unsecured note payable due to affiliate	—	14,000	—
Payments of deferred financing costs	(10)	(410)	—
Proceeds from issuance of common stock	42,840	3,417	200
Payments of commissions on stock sales and related dealer manager fees	(3,896)	(273)	—
Payments of other offering costs to affiliates	(2,554)	(233)	—
Distributions paid	(553)	—	—
Net cash provided by financing activities	22,387	16,431	200
Net increase in cash and cash equivalents	19,947	2,926	199
Cash and cash equivalents, beginning of period	3,125	199	—
Cash and cash equivalents, end of period	$23,072	$3,125	$199
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,008	$244	$—
Supplemental Disclosure of Noncash Transactions:
Mortgage debt assumed on real estate acquisition at fair value	$—	$23,681	$—
Increase in other offering costs due to affiliates	$29	$7	$—
Increase in distributions payable	$224	$10	$—
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$350	$—	$—
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company originally entered into with the Advisor on January 25, 2010 and renewed for an additional one-year term on January 25, 2012 (the “Advisory Agreement”).
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of December 31, 2011, the Sub-Advisor owns 20,000 shares of common stock of the Company.
The Company expects to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. The Company expects that its portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. The Company may make its investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of December 31, 2011, the Company owned one apartment complex.
On August 19, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares (the “Minimum Number of Shares”) and a maximum of 280,000,000 shares of common stock for sale to the public (the “Offering”), of which 80,000,000 shares would be offered pursuant to the Company’s dividend reinvestment plan. The SEC declared the Company’s registration statement effective on March 12, 2010, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Offering pursuant to a dealer manager agreement, as amended and restated on August 9, 2011 (the “Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering.
As of December 31, 2011, the Company had sold 4,687,212 shares of common stock in the Offering for gross offering proceeds of $46.6 million, including 36,849 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.4 million.

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
December 31, 2011

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
Real Estate
Depreciation and Amortization
Real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 10–20 years for land improvements and five to 12 years for computer, furniture, fixtures and equipment. Costs directly associated with the development of land and those incurred during construction are capitalized as part of the investment basis. Acquisition costs are expensed as incurred. Operating expenses incurred that are not related to the development and construction of the real estate investments are expensed as incurred. Repairs, maintenance and tenant turnover costs are expensed as incurred and significant replacements and improvements are capitalized. Repairs, maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate property. The Company considers the period of future benefit of an asset to determine its appropriate useful life.
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
Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in‑place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value are amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.
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
December 31, 2011

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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company will assess the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2011 and 2010.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2011.
The Company’s cash and cash equivalent balance exceeds federally insurable limits as of December 31, 2011. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash relates to a lender property tax impound reserve account on the Company’s real estate investment.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

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

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model‑derived valuations in which significant inputs and significant value drivers are observable in active markets; and

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Dividend Reinvestment Plan
The Company has adopted a dividend reinvestment plan (the “DRP”) through which future common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the dividend reinvestment plan will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities — whether through the Offering or follow-on public offerings — and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants.
Redeemable Common Stock
The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.
There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company may not redeem shares until the stockholder has held his or her shares for one year.

•
During each calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, the Company may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year.

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
Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company. Furthermore, once the Company establishes an estimated value per share of its common stock, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share upon completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities — whether through the primary offering or a follow-on public offering — and has not done so for up to 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

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
The Company will classify as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares will be contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. During the year ended December 31, 2011, the Company did not redeem any shares pursuant to the share redemption program because the Company did not receive any requests to have shares redeemed. Additionally, during the year ended December 31, 2010, the Company did not issue any shares under the dividend reinvestment plan, and accordingly, had no funds available for redemption under the share redemption program. Effective January 2012, and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, the Company has $0.4 million available for redemption in 2012.
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
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the year ended December 31, 2011.
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
December 31, 2011

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
Asset Management Fee
With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one twelfth of 1.0% of the amount paid to fund the acquisition, development, construction or improvement of the investment, inclusive of acquisition expenses related thereto (but excluding any acquisition fees related thereto). The amount paid includes any portion of the investment that was debt financed. In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2011 and 2010. As of December 31, 2011, returns for calendar year 2010 remain subject to examination by major tax jurisdiction.
Segments
The Company has invested in one apartment complex. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one business segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2011 and 2010.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Distributions declared per common share assumes each share was issued and outstanding each day during the year ended December 31, 2011 and each day during the period from December 16, 2010 through December 31, 2010. For the year ended December 31, 2011 and the period from December 16, 2010 through December 31, 2010, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from December 16, 2010 through December 31, 2011 was a record date for distributions. No day during the period from January 1, 2010 through December 15, 2010 was a record date for distributions.
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
As of December 31, 2011, the Company owned one apartment complex, containing 504 units and encompassing 453,178 rentable square feet, which was 96% occupied. The following table provides summary information regarding this real estate property (in thousands):

Property Name	Date Acquired	Location	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, Texas	Apartment	$4,838	$30,819	$1,584	$37,241	$(2,649)	$34,592

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

4.	NOTES PAYABLE
As of December 31, 2011 and 2010, the Company’s notes payable, consisted of the following (dollars in thousands):

	Principal as of December 31, 2011	Principal as of December 31, 2010	Contractual Interest Rate as of December 31, 2011 (1)	Payment Type	Interest Rate at December 31, 2011 (1)	Maturity Date (2)
Mortgage Note Payable
Legacy at Valley Ranch Mortgage Loan	$22,682	$23,122	(4)	Principal & Interest	3.6%	2/1/2017
Premium on notes payable, net (3)	395	470
Mortgage note payable, net	23,077	23,592
Unsecured Note Payable Due to Affiliate
Advisor Bridge Loan	1,000	14,000	6.0%	(5)	6.0%	3/25/2012
Total Notes Payable, net	$24,077	$37,592
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2011. Interest rate is calculated as the actual interest rate in effect at December 31, 2011, using market interest rate indices at December 31, 2011, where applicable.
(2) Represents the initial maturity date or the maturity date as extended as of December 31, 2011.
(3) Represents unamortized premium on notes payable due to an above-market interest rate when the note was assumed. The premium is amortized to interest expense over the remaining life of the loan using the interest method.
(4) The interest rate under this loan is calculated at a variable rate of 362 basis points over one-month Freddie Mac Reference Bills index rate, but at no point shall the interest rate be more than 7.25%.
(5) Principal and interest are payable at the maturity of this note. As of December 31, 2011, the Company had no accrued interest payable in connection with this note.
During the years ended December 31, 2011 and 2010, the Company incurred $1.3 million and $0.4 million of interest expense, respectively, which included $0.1 million and $0.1 million of amortization of deferred financing costs, respectively. As of December 31, 2011, $0.1 million of interest expense was payable.
The following is a schedule of maturities for the Company’s notes payable outstanding as of December 31, 2011 (in thousands):

Current and Fully Extended Maturity (1)
2012	$1,000
2013 through 2016	—
Thereafter	22,682
$23,682
_____________________
(1) Represents the maturities of all notes payable outstanding as of December 31, 2011 as there are no extension options available per the terms of the loan agreements.
Certain of the Company’s notes payable contain non-financial debt covenants. As of December 31, 2011, the Company was in compliance with all debt covenants.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

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
The following were the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011			December 31, 2010
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable (1)	$22,682	$23,077	$23,136	$23,122	$23,592	$23,592
_____________________
(1) Amounts do not include unsecured notes payable due to affiliate as it is not practicable to estimate the fair value due to its related party nature.
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at December 31, 2011 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

6.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement, with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of proceeds from the Offering in real estate related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note, “Summary of Significant Accounting Policies”) and certain costs incurred by the Advisor in providing services to the Company.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2011 and 2010, respectively, and any related amounts payable as of December 31, 2011 and 2010 (in thousands):

	Incurred		Payable as of
	2011	2010	2011	2010
Expensed
Asset management fees	$362	$67	$—	$—
Reimbursable operating expenses (1)	60	371	—	149
Acquisition fees on real properties	—	366	—	—
Related party interest expense (2)	401	156	—	156
Additional Paid-in Capital
Selling commissions	2,609	170	—	—
Dealer manager fees	1,287	102	—	—
Reimbursable other offering costs	2,583	240	36	7
Capitalized
Origination fees on unsecured note payable due to affiliate	—	140	—	—
	$7,302	$1,612	$36	$312
_____________________
(1) In addition, our Advisor may seek reimbursement for employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursable under the Advisory Agreement through December 31, 2011. The Company will not reimburse for employee costs in connection with services for which KBS Capital Advisors earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(2) Related party interest expense relates to the Advisor Bridge Loan. See note 4, “Notes Payable.”
From inception through December 31, 2011, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $4.3 million. The Company will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Offering. Through December 31, 2011, the Company has recognized and paid $4.2 million in selling commissions and dealer manager fees and recognized $2.8 million of other organization and offering expenses, of which $2.8 million has been reimbursed or was reimbursable to the Advisor, as of December 31, 2011.  As of December 31, 2011, the Company’s selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds.
As discussed in note 4, “Notes Payable,” the Company, as of December 31, 2011 and 2010, had $1.0 million and $14.0 million, respectively, outstanding under the Advisor Bridge Loan.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

7.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,301	$1,330	$1,356	$1,385
Net loss	$(1,158)	$(584)	$(141)	$(210)
Net loss per common share, basic and diluted	$(2.35)	$(0.54)	$(0.08)	$(0.06)
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$—	$928
Net loss	$(2)	$(2)	$(2)	$(2,048)
Net loss per common share, basic and diluted	$(0.09)	$(0.09)	$(0.09)	$(19.78)
Distributions declared per common share (1)	$—	$—	$—	$0.028
_____________________
(1) Distributions declared per common shares assumes each share was issued and outstanding each day during the respective quarterly period from January 1, 2011 through December 31, 2011 and during the period from December 16, 2010 through December 31, 2010. Each day during the period from December 16, 2010 through December 31, 2011 was a record date for distributions.

8.	COMMITMENTS AND CONTINGENCIES
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

9.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of Offering
The Company commenced its Offering on March 12, 2010. As of March 6, 2012, the Company had sold 6,024,554 shares of common stock in the Offering for gross offering proceeds of $60.0 million, including 59,897 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.6 million.
Distributions Paid
On January 13, 2012, the Company paid distributions of $0.2 million, which related to distributions declared for each day in the period from December 1, 2011 through December 31, 2011. On February 15, 2012, the Company paid distributions of $0.3 million, which related to distributions declared for each day in the period from January 1, 2012 through January 31, 2012.
Distributions Declared
On January 19, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from February 1, 2012 through February 28, 2012, which the Company expects to pay in March 2012, and distributions based on daily record dates for the period from March 1, 2012 through March 31, 2012, which the Company expects pay in April 2012. On March 8, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2012 through April 30, 2012, which the Company expects to pay in May 2012, and distributions based on daily record dates for the period from May 1, 2012 through May 31, 2012, which the Company expects to pay in June 2012. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Investments and Financings Subsequent to December 31, 2011
Acquisition of Poplar Creek
On February 9, 2012, the Company, through an indirect wholly owned subsidiary, KBS Legacy Partners Poplar LLC (the “Poplar Creek Owner”), purchased an apartment complex, containing 196 units located on approximately 12.8 acres of land in Schaumburg, Illinois (“Poplar Creek”). The seller is not affiliated with the Company or the Advisor. The purchase price of Poplar Creek was $27.2 million plus closing costs. The Company funded the acquisition of Poplar Creek with proceeds from the Poplar Creek Mortgage Loan (defined below) in the amount of $20.4 million and proceeds from the Offering.
Poplar Creek is located in the northwest Chicago suburb of Schaumburg, Illinois and consists of 196 apartment units, encompassing 178,490 rentable square feet. At acquisition, Poplar Creek was 95% occupied.
Financing of Poplar Creek
On February 9, 2012, in connection with the acquisition of Poplar Creek, the Poplar Creek Owner entered into a seven‑year multifamily note with CBRE Capital Markets, Inc. (the “Lender”) for borrowings of $20.4 million secured by Poplar Creek (the “Poplar Creek Mortgage Loan”).  The Poplar Creek Mortgage Loan matures on March 1, 2019 and bears interest at a fixed rate of 4.0%. Monthly payments are initially interest-only.  Beginning on April 1, 2014, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan, with the remaining principal balance and all accrued and unpaid interest due at maturity.  The Company has the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium unless the loan is securitized, in which case, the loan cannot be prepaid until six months prior to maturity, but is defeasible subject to certain conditions. The loan is fully assumable by a subsequent purchaser of Poplar Creek.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2011

KBS Legacy Partners Properties LLC (“KBSLPP”), an indirect wholly owned subsidiary of the Company, is providing a limited guaranty of the Poplar Creek Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Poplar Creek Owner is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Poplar Creek Owner or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Poplar Creek Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Poplar Creek Owner under the Poplar Creek Mortgage Loan.
Purchase Agreement for The Residence at Waterstone
On February 16, 2012, KBS Legacy Partners Apartment REIT, Inc. (the “Company”), through an indirect wholly owned subsidiary, KBS Legacy Partners Pikesville LLC (the “Pikesville Owner”), entered into a purchase and sale agreement to purchase an apartment complex, containing 255 apartment units located on approximately 25.2 acres of land in Pikesville, Maryland (“The Residence at Waterstone”).  The seller is not affiliated with the Company or its advisors.  The purchase price of The Residence at Waterstone is approximately $65.0 million plus closing costs.  In connection with the purchase and sale agreement, the Company made an initial deposit of $500,000 on February 17, 2012.  On March 19, 2012, the Company will be required to make an additional deposit of $1.5 million under the purchase and sale agreement.  Pursuant to the purchase and sale agreement, the Pikesville Owner would be obligated to purchase The Residence at Waterstone only after satisfaction of agreed upon closing conditions.  There can be no assurance that the Pikesville Owner will complete the acquisition. In some circumstances, if the Company fails to complete the acquisition without legal excuse, it may forfeit up to $2.0 million of earnest money.
The Residence at Waterstone is located in the northwest Baltimore suburb of Pikesville, Maryland and consists of 255 apartment units, encompassing 370,436 rentable square feet. The Residence at Waterstone is currently 96% leased.
Refinance of the Valley Ranch Mortgage Loan
On March 7, 2012, in connection with the refinancing of its existing financing, the Company, through an indirect wholly owned subsidiary, KBS Legacy Partners Dakota Hill LLC (the “Valley Ranch Owner”), entered into a seven‑year multifamily note with CBRE Capital Markets, Inc. (the “Lender”) for borrowings of $32.5 million secured by Legacy at Valley Ranch (the “Valley Ranch Mortgage Loan”).  The Valley Ranch Mortgage Loan matures on April 1, 2019 and bears interest at a fixed rate of 3.93%. Monthly payments are initially interest-only.  Beginning on May 1, 2014, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan, with the remaining principal balance and all accrued and unpaid interest due at maturity.  The Company has the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium unless the loan is securitized, in which case, the loan cannot be prepaid until six months prior to maturity, but is defeasible subject to certain conditions. The loan is fully assumable by a subsequent purchaser of Legacy at Valley Ranch.  The Company used the proceeds from the Valley Ranch Mortgage Loan to repay in full an existing mortgage loan secured by Legacy at Valley Ranch with an outstanding principal balance of $22.6 million and to further enhance its liquidity.
KBSLPP is providing a limited guaranty of the Valley Ranch Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Valley Ranch Owner is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Valley Ranch Owner or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Valley Ranch Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Valley Ranch Owner under the Valley Ranch Mortgage Loan.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2011
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements (1)	Total (2)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Legacy at Valley Ranch	Irving, TX	100%	$22,682	$4,838	$31,750	$36,588	$653	$4,838	$32,403	$37,241	$(2,649)	1999	10/26/2010
_____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) The aggregate cost of real estate for federal income tax purposes was $36.5 million as of December 31, 2011.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2011
(dollar amounts in thousands)

	2011	2010
Real Estate:
Balance at the beginning of the year	$36,646	$—
Acquisitions	—	36,588
Improvements	595	58
Balance at the end of the year	$37,241	$36,646
Accumulated depreciation:
Balance at the beginning of the year	$759	$—
Depreciation expense	1,890	759
Balance at the end of the year	$2,649	$759

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 12, 2012.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

By:	/s/ C. Preston Butcher
C. Preston Butcher
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ C. PRESTON BUTCHER	Chairman of the Board, Chief Executive Officer and Director	March 12, 2012
C. Preston Butcher
/s/ PETER M. BREN	President and Director	March 12, 2012
Peter M. Bren
/s/ GUY K. HAYS	Executive Vice President	March 12, 2012
Guy K. Hays
/s/ W. DEAN HENRY	Executive Vice President	March 12, 2012
W. Dean Henry
/s/ PETER MCMILLAN III	Executive Vice President	March 12, 2012
Peter McMillan III
/s/ DAVID E. SNYDER	Chief Financial Officer, Treasurer and Secretary	March 12, 2012
David E. Snyder
/s/ STACIE K. YAMANE	Chief Accounting Officer	March 12, 2012
Stacie K. Yamane
/s/ GARY T. KACHADURIAN	Director	March 12, 2012
Gary T. Kachadurian
/s/ MICHAEL L. MEYER	Director	March 12, 2012
Michael L. Meyer
/s/ RONALD E. ZUZACK	Director	March 12, 2012
Ronald E. Zuzack