Form 10-Q
period 2012-03-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2012-05-11
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-54673
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
Yes  ☐  No  ☒
 As of May 4, 2012, there were 7,694,131 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
March 31, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Real estate:
Land	$11,858	$4,838
Buildings and improvements	50,324	30,819
Tenant origination and absorption costs	2,325	1,584
Total real estate, cost	64,507	37,241
Less accumulated depreciation and amortization	(3,188)	(2,649)
Total real estate, net	61,319	34,592
Cash and cash equivalents	41,341	23,072
Restricted cash	489	1,143
Deferred financing costs, prepaid expenses and other assets	4,033	1,714
Total assets	$107,182	$60,521
Liabilities and stockholders’ equity
Notes payable:
Mortgage notes payable, net	$52,900	$23,077
Unsecured note payable due to affiliate	—	1,000
Total notes payable, net	52,900	24,077
Accounts payable and accrued liabilities	995	1,396
Due to affiliates	1,663	36
Distributions payable	352	234
Other liabilities	297	247
Total liabilities	56,207	25,990
Commitments and contingencies (Note 8)
Redeemable common stock	581	350
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 6,893,689 and 4,707,212 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	69	47
Additional paid-in capital	57,590	39,419
Cumulative distributions and net losses	(7,265)	(5,285)
Total stockholders’ equity	50,394	34,181
Total liabilities and stockholders’ equity	$107,182	$60,521
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$1,814	$1,301
Total revenues	1,814	1,301
Expenses:
Operating, maintenance, and management	484	344
Real estate taxes and insurance	325	276
Asset management fees to affiliate	129	89
Real estate acquisition fees and expenses to affiliate	276	—
Real estate acquisition fees and expenses	96	—
General and administrative expenses	399	293
Depreciation and amortization	539	962
Interest expense	645	495
Total expenses	2,893	2,459
Other income:
Other interest income	6	—
Net loss	$(1,073)	$(1,158)
Net loss per common share, basic and diluted	$(0.19)	$(2.35)
Weighted-average number of common shares outstanding, basic and diluted	5,661,615	492,467
Distributions declared per common share	$0.160	$0.160
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2011 and the Three Months Ended March 31, 2012 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	367,447	$4	$3,101	$(2,065)	$1,040
Issuance of common stock	4,339,765	43	43,147	—	43,190
Transfers to redeemable common stock	—	—	(350)	—	(350)
Distributions declared	—	—	—	(1,127)	(1,127)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(3,896)	—	(3,896)
Other offering costs	—	—	(2,583)	—	(2,583)
Net loss	—	—	—	(2,093)	(2,093)
Balance, December 31, 2011	4,707,212	47	39,419	(5,285)	34,181
Issuance of common stock	2,197,584	22	21,781	—	21,803
Redemptions of common stock	(11,107)	—	(109)	—	(109)
Transfers to redeemable common stock	—	—	(231)	—	(231)
Distributions declared	—	—	—	(907)	(907)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(1,896)	—	(1,896)
Other offering costs	—	—	(1,374)	—	(1,374)
Net loss	—	—	—	(1,073)	(1,073)
Balance, March 31, 2012	6,893,689	$69	$57,590	$(7,265)	$50,394
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(1,073)	$(1,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	539	962
Bad debt expense	25	3
Amortization of premium on notes payable	(395)	(19)
Amortization of deferred financing costs	222	86
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	654	707
Prepaid expenses and other assets	(1,801)	(179)
Accounts payable and accrued liabilities	(401)	(764)
Due to affiliates	281	80
Other liabilities	50	(20)
Net cash used in operating activities	(1,899)	(302)
Cash Flows from Investing Activities:
Acquisitions of real estate	(27,200)	—
Improvements to real estate	(66)	(128)
Net cash used in investing activities	(27,266)	(128)
Cash Flows from Financing Activities:
Proceeds from notes payable	52,900	—
Principal payments on mortgage note payable	(22,682)	(110)
Principal payments on unsecured note payable due to affiliate	(1,000)	—
Payments of deferred financing costs	(765)	—
Proceeds from issuance of common stock	21,463	4,215
Payments to redeem common stock	(109)	—
Payments of commissions on stock sales and related dealer manager fees	(1,896)	(386)
Payments of other offering costs	(28)	(4)
Distributions paid	(449)	(33)
Net cash provided by financing activities	47,434	3,682
Net increase in cash and cash equivalents	18,269	3,252
Cash and cash equivalents, beginning of period	23,072	3,125
Cash and cash equivalents, end of period	$41,341	$6,377
Supplemental Disclosure of Cash Flow Information:
Interest paid	$358	$216
Supplemental Disclosure of Noncash Transactions:
Increase in other offering costs due to affiliates	$1,346	$245
Increase in distributions payable	$118	$26
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$340	$20
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of March 31, 2012, the Sub-Advisor owns 20,000 shares of common stock of the Company.
The Company expects to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. The Company expects that its portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. The Company may make its investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of March 31, 2012, the Company owned two apartment complexes.
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
As of March 31, 2012, the Company had sold 6,884,796 shares of common stock in the Offering for gross offering proceeds of $68.4 million, including 72,597 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.7 million. Also as of March 31, 2012, the Company had redeemed 11,107 shares sold in the Offering for $0.1 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2011. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Segments
The Company has invested in two apartment complexes as of March 31, 2012. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one business segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted‑average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2012 and 2011.
Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2012. For the three months ended March 31, 2012, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2012 through February 28, 2012 and March 1, 2012 through March 31, 2012 was a record date for distributions. Each day during the period from January 1, 2011 through March 31, 2011 was a record date for distributions.
Recently Issued Accounting Standards Update
In December 2011, the FASB issued ASU No. 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate — a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2011-10”).  ASU No. 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20).  For public companies, the provisions of ASU No. 2011-10 are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  The Company does not expect that the adoption of ASU No. 2011-10 will have a material impact to its consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

3.	REAL ESTATE
As of March 31, 2012, the Company owned two apartment complexes, containing 700 units and encompassing approximately 631,668 rentable square feet, which were 95% occupied. The following table provides summary information regarding the properties owned by the Company as of March 31, 2012 (in thousands):

Property Name	Date Acquired	Location	Property Type	Land	Building and Improvements	Tenant Origination and Absorption	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, Texas	Apartment	$4,838	$30,877	$1,584	$37,299	$(2,870)	$34,429
Poplar Creek	02/09/2012	Schaumburg, Illinois	Apartment	7,020	19,447	741	27,208	(318)	26,890
				$11,858	$50,324	$2,325	$64,507	$(3,188)	$61,319
Recent Acquisitions
Poplar Creek
On February 9, 2012, the Company, through an indirect wholly owned subsidiary, purchased a 196-unit apartment complex encompassing 178,490 rentable square feet located in the northwest Chicago suburb of Schaumburg, Illinois on approximately 12.8 acres of land (“Poplar Creek”). The seller is not affiliated with the Company or its advisors. The purchase price of Poplar Creek was $27.2 million plus closing costs. The Company allocated the purchase price of this property to the fair value of the assets acquired. The Company allocated $7.0 million to land, $19.5 million to building and improvements and $0.7 million to acquired in-place leases. The weighted-average amortization period as of the date of acquisition for the in-place leases was approximately 5.8 months.
The Company recorded the acquisition as a business combination and expensed $0.4 million of acquisition costs related to this property. During the three months ended March 31, 2012, the Company recognized $0.4 million of total revenues and $0.3 million of operating expenses from this property.

4.	NOTES PAYABLE
As of March 31, 2012 and December 31, 2011, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of March 31, 2012	Principal as of December 31, 2011	Contractual Interest Rate as of March 31, 2012 (1)	Payment Type	Maturity Date (2)
Mortgage Note Payable
Legacy at Valley Ranch Mortgage Loan (3)	$32,500	$22,682	3.9%	Principal & Interest	04/01/2019
Poplar Creek Mortgage Loan (4)	20,400	—	4.0%	Principal & Interest	03/01/2019
Premium on notes payable, net	—	395
Mortgage note payable, net	52,900	23,077
Unsecured Note Payable Due to Affiliate
Advisor Bridge Loan	—	1,000
Total Notes Payable, net	$52,900	$24,077
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2012.
(2) Represents the initial maturity date or the maturity date as extended as of March 31, 2012.
(3) See “— Recent Financings — Legacy at Valley Ranch Mortgage Loan.”
(4) See “— Recent Financings — Poplar Creek Mortgage Loan.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

During the three months ended March 31, 2012 and 2011, the Company incurred $0.6 million and $0.5 million of interest expense, respectively, which included $0.2 million and $0.1 million of amortization of deferred financing costs, respectively. As of March 31, 2012, $0.1 million of interest expense was payable.
The following is a schedule of maturities, including principal amortization payments, for the Company’s notes payable outstanding as of March 31, 2012 (in thousands):

April 1, 2012 through December 31, 2012	$—
2013	—
2014	699
2015	938
2016	971
Thereafter	50,292
$52,900
Recent Financings
Poplar Creek Mortgage Loan
On February 9, 2012, in connection with the acquisition of Poplar Creek, the Company, through an indirect wholly owned subsidiary (the “Poplar Creek Owner”), entered into a seven‑year multifamily note with CBRE Capital Markets, Inc. (the “CBRE Lender”) for borrowings of $20.4 million secured by Poplar Creek (the “Poplar Creek Mortgage Loan”).  The Poplar Creek Mortgage Loan matures on March 1, 2019 and bears interest at a fixed rate of 4.0%. Monthly payments are initially interest-only.  Beginning on April 1, 2014, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan, with the remaining principal balance and all accrued and unpaid interest due at maturity.  The Company has the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium unless the loan is securitized, in which case, the loan cannot be prepaid until six months prior to maturity, but is defeasible subject to certain conditions. The loan is fully assumable by a subsequent purchaser of Poplar Creek.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Legacy at Valley Ranch Mortgage Loan
On March 7, 2012, the Company, through an indirect wholly owned subsidiary, KBS Legacy Partners Dakota Hill LLC (the “Valley Ranch Owner”), refinanced the debt secured by Legacy at Valley Ranch and entered into a seven‑year multifamily note with the CBRE Lender for borrowings of $32.5 million (the “Legacy at Valley Ranch Mortgage Loan”).  The Legacy at Valley Ranch Mortgage Loan matures on April 1, 2019 and bears interest at a fixed rate of 3.93%. Monthly payments are initially interest-only.  Beginning on May 1, 2014, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan, with the remaining principal balance and all accrued and unpaid interest due at maturity.  The Company has the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium unless the loan is securitized, in which case, the loan cannot be prepaid until six months prior to maturity, but is defeasible subject to certain conditions. The loan is fully assumable by a subsequent purchaser of Legacy at Valley Ranch.  The Company used the proceeds from the Legacy at Valley Ranch Mortgage Loan to repay in full the original debt secured by Legacy at Valley Ranch with an outstanding principal balance of $22.6 million and to further enhance its liquidity. The Company recognized as interest expense $451,000 in early termination fees related to the initial loan and wrote-off, as a reduction to interest expense, the remaining $381,000 of unamortized premium on notes payable related to the early payoff of the original debt secured by Legacy at Valley Ranch.
KBSLPP, an indirect wholly owned subsidiary of the Company, is providing a limited guaranty of the Legacy at Valley Ranch Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Valley Ranch Owner is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Valley Ranch Owner or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Legacy at Valley Ranch Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Valley Ranch Owner under the Legacy at Valley Ranch Mortgage Loan.

5.	FAIR VALUE DISCLOSURES
Under the GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
March 31, 2012
(unaudited)

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
Notes payable: The fair value of the Company’s notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.
The following were the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value (1)	Carrying Amount (1)	Fair Value (1)
Financial liabilities:
Notes payable	$52,900	$52,900	$54,738	$22,682	$23,077	$23,136
____________________
(1) Amounts do not include unsecured notes payable due to affiliate as it is not practicable to estimate the fair value due to its related party nature.
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at March 31, 2012 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

6.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of proceeds from the Offering in real estate related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2012 and 2011, and any related amounts payable as of March 31, 2012 and December 31, 2011 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	March 31, 2012	December 31, 2011
Expensed
Asset management fees	$129	$89	$—	$—
Reimbursable operating expenses (1)	13	16	5	—
Acquisition fees on real properties	276	—	276	—
Related party interest expense (2)	10	213	—	—
Property management fees (3)	4	—	—	—

Additional Paid-in Capital
Selling commissions	1,258	260	—	—
Dealer manager fees	638	126	—	—
Reimbursable other offering costs	1,374	249	1,382	36
	$3,702	$953	$1,663	$36
____________________
(1) In addition, our Advisor may seek reimbursement for employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursable under the Advisory Agreement through March 31, 2012. The Company will not reimburse for employee costs in connection with services for which KBS Capital Advisors earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(2) Related party interest expense relates to the Advisor Bridge Loan. See note 4, “Notes Payable.”
(3) See “— Property Management Agreement.”
From inception through March 31, 2012, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $4.6 million. The Company will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Offering. Through March 31, 2012, the Company has recognized and paid $6.1 million in selling commissions and dealer manager fees and recognized $4.2 million of other organization and offering expenses, of which $4.2 million has been reimbursed or was reimbursable to the Advisor, as of March 31, 2012.  As of March 31, 2012, the Company’s selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds.
Property Management Agreement
In connection with its acquisition of Poplar Creek, the Company, through an indirect wholly owned subsidiary, entered into a Property Management — Account Services Agreement (the “Services Agreement”) with Legacy Partners Residential L.P. (“LPR”), an affiliate of the Sub-Advisor, pursuant to which LPR will provide certain account maintenance and bookkeeping services related to Poplar Creek. Under the Services Agreement, the Company will pay LPR a monthly fee in an amount equal to 1% of Poplar Creek’s gross monthly collections. Unless otherwise provided for in an approved operating budget, LPR will be responsible for all expenses that it incurs in rendering services pursuant to the Services Agreement. The Services Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Services Agreement. Notwithstanding the foregoing, the Company may terminate the Services Agreement at any time without cause upon 30 days’ prior written notice to LPR. The Company may also terminate the Services Agreement with cause immediately upon notice to LPR and the expiration of any applicable cure period. LPR may terminate the Services Agreement at any time without cause upon 90 days’ prior written notice to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

7.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2012 and 2011. The Company acquired one apartment complex during the three months ended March 31, 2012, which was accounted for as a business combination. The following unaudited pro forma information for the three months ended March 31, 2012 and 2011 have been prepared to give effect to the acquisition of Poplar Creek as if the acquisition occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on these dates, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended March 31,
	2012	2011
Revenues	$2,099	$1,954
Depreciation and amortization	$371	$1,496
Net loss	$(502)	$(1,596)
Net loss per common share, basic and diluted	$(0.08)	$(1.24)
Weighted-average number of common shares outstanding, basic and diluted	6,461,197	1,292,049

8.	COMMITMENTS AND CONTINGENCIES
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
March 31, 2012
(unaudited)

9.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of Offering
The Company commenced its Offering on March 12, 2010. As of May 4, 2012, the Company had sold 7,686,238 shares of common stock in the Offering for gross offering proceeds of $76.4 million, including 88,688 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.8 million. Also as of May 4, 2012, the Company had redeemed 12,107 shares sold in the Offering for $0.1 million.
Distributions Paid
On April 13, 2012, the Company paid distributions of $352,000, which related to distributions declared for each day in the period from March 1, 2012 through March 31, 2012.
Distributions Declared
On May 10, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2012 through June 30, 2012, which the Company expects to pay in July 2012, and distributions based on daily record dates for the period July 1, 2012 through July 31, 2012, which the Company expects to pay in August 2012. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Investments and Financings Subsequent to March 31, 2012
Acquisition of The Residence at Waterstone
On April 6, 2012, the Company, through an indirect wholly owned subsidiary (the “Waterstone Owner”), purchased an apartment complex containing 255 units located on approximately 25.2 acres of land in Pikesville, Maryland (“The Residence at Waterstone”). The seller is not affiliated with the Company or its advisors. The purchase price of The Residence at Waterstone was $64.7 million plus closing costs. The Company funded the acquisition of The Residence at Waterstone with proceeds from the The Residence at Waterstone Mortgage Loan (defined below) in the amount of $47.9 million and proceeds from the Offering.
The Residence at Waterstone is in the northwest Baltimore suburb of Pikesville, Maryland and consists of 255 apartment units, encompassing 370,436 rentable square feet, featuring one-, two- and three-bedroom layouts in 29 two- and three-story townhome-style buildings. At acquisition, The Residence at Waterstone was 96% leased.
Financing of The Residence at Waterstone
On April 6, 2012, in connection with the acquisition of The Residence at Waterstone, the Waterstone Owner entered into a seven‑year multifamily note with the CBRE Lender for borrowings of $47.9 million secured by The Residence at Waterstone (“The Residence at Waterstone Mortgage Loan”).  The Residence at Waterstone Mortgage Loan matures on May 1, 2019 and bears interest at a fixed rate of 3.79%. Monthly payments are initially interest-only.  Beginning on June 1, 2014, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan, with the remaining principal balance and all accrued and unpaid interest due at maturity.  The Company has the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium, unless the loan is securitized, in which case the loan cannot be prepaid until six months prior to maturity, but is defeasible subject to certain conditions.  The loan is fully assumable by a subsequent purchaser of The Residence at Waterstone.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2012
(unaudited)

KBSLPP, an indirect wholly owned subsidiary of the Company, is providing a limited guaranty of The Residence at Waterstone Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Waterstone Owner is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Waterstone Owner or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under The Residence at Waterstone Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Waterstone Owner under The Residence at Waterstone Mortgage Loan.
Acquisition of Legacy Crescent Park
On May 3, 2012, the Company, through indirect wholly owned subsidiaries, purchased an apartment complex containing 240 units located on approximately 21.7 acres of land in Greer, South Carolina (“Legacy Crescent Park”) and several parcels of undeveloped land adjacent to Legacy Crescent Park totaling approximately 5.3 acres (the “Adjacent Land”). The seller is not affiliated with the Company or its advisors. The purchase price of Legacy Crescent Park was $20.6 million plus closing costs and the purchase price of the Adjacent Land was $0.2 million plus closing costs. The Company funded these acquisitions with proceeds from the Legacy Crescent Park Mortgage Loan (defined below) in the amount of $14.6 million and proceeds from the Offering.
Legacy Crescent Park is located in the Greenville-Spartanburg market of Greer, South Carolina and consists of 240 apartment units, encompassing 212,820 rentable square feet. At acquisition, Legacy Crescent Park was 95% occupied.
Financing of Legacy Crescent Park
On May 3, 2012, in connection with the acquisition of Legacy Crescent Park, the Company, through an indirect wholly owned subsidiary (the “Legacy Crescent Park Borrower”), entered into a seven‑year multifamily note with Berkeley Point Capital LLC for borrowings of $14.6 million secured by Legacy Crescent Park (the “Legacy Crescent Park Mortgage Loan”).  The Legacy Crescent Park Mortgage Loan matures on June 1, 2019 and bears interest at a fixed rate of 3.47%. Monthly payments are initially interest-only.  Beginning on July 1, 2013, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan, with the remaining principal balance and all accrued and unpaid interest due at maturity.  The Company has the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium.  The loan is fully assumable by a subsequent purchaser of Legacy Crescent Park.
KBSLPP, an indirect wholly owned subsidiary of the Company, is providing a limited guaranty of the Legacy Crescent Park Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Legacy Crescent Park Borrower is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Legacy Crescent Park Borrower or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Legacy Crescent Park Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Legacy Crescent Park Borrower under the Legacy Crescent Park Mortgage Loan.
Purchase Agreement for Legacy at Martin’s Point
On April 11, 2012, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale contract to purchase an apartment complex, containing 256 apartment units located on approximately 13.2 acres of land in Lombard, Illinois (“Legacy at Martin’s Point”).  The purchase price of Legacy at Martin’s Point is approximately $35.5 million plus closing costs. The seller is not affiliated with the Company or its advisors. Pursuant to the purchase and sale contract, the Company would be obligated to purchase Legacy at Martin’s Point only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the acquisition. As of April 12, 2012, the Company had made deposits of $1.0 million, and in some circumstances, if the Company fails to complete the acquisition without legal excuse, it may forfeit up to $1.0 million of earnest money.
Legacy at Martin’s Point is located in the Chicago suburb of Lombard, Illinois and consists of 256 apartment units, encompassing 201,924 rentable square feet. As of April 1, 2012, Legacy at Martin’s Point was 97% occupied.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010 and intend to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
We intend to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of March 31, 2012, we owned two apartment complexes.
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
As of March 31, 2012, we had sold 6,884,796 shares of common stock in our ongoing initial public offering for gross offering proceeds of $68.4 million, including 72,597 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.7 million. Also as of March 31, 2012, we had redeemed 11,107 shares sold in our ongoing initial public offering for $0.1 million.
Market Outlook ─ Multi-Family Real Estate and Finance Markets
The Great Recession of 2008 - 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends have continued throughout 2011.
According to the U.S. Bureau of Labor Statistics (BLS), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. Since 2009, employment has increased by over 3.5 million jobs (through March 2012). The BLS also reported that the unemployment rate peaked in 2009 at 10.0%. The unemployment rate was down to 9.4% by the end of 2010 and, as of March 2012, it was 8.2%.
REIS, Inc. reported that apartment vacancies in the U.S. were 8.0% at the end of 2009. By the end of 2010, apartment vacancies had declined to 6.6%, and they have continued to decline since then, ending the first quarter of 2012 at 4.9% (REIS, Inc. — “Apartment First Glance,” 2012 Quarter 1). REIS also reported that effective rents for apartments were up by 2.3% in 2010 and 2011, in contrast to the decline in effective rents of 2.9% in 2009. Effective rents continued to grow in the first quarter of 2012 at an annualized rate of 3.6%.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Multifamily capitalization rates in the U.S. averaged 7.2% in December 2009 according to Real Capital Analytics (“RCA Historical Statistics by Month”). According to Witten Advisors, capitalization rates were 5.8% in the fourth quarter of 2011.
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

•
Housing Shift — More people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 34.0% in the fourth quarter of 2011. This equates to approximately 3.3 million additional renter households in the U.S., according to Witten Advisors, over that time period.

Other positive factors for multifamily real estate investment include:

•
Diminished supply — According to Witten Advisors (“U.S. Apartment Markets Forecast,” First Quarter 2012), multifamily rental construction starts in the U.S. were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. In 2011, rental construction starts in the U.S. were 167,000 units, still significantly below the approximately 250,000 starts a year average between 1997 and 2006. Multifamily rental construction starts are expected to remain below the number of units needed to support the growing U.S. population and the demands of the Echo and Baby Boomers for several years.

•
Availability of Debt Capital — Although there has been a tightening of lending standards for multifamily real estate, capital has remained readily available for the multifamily sector, which is in stark contrast to other commercial real estate sectors. This is in part due to the perceived lower risk of multifamily investments as compared to the other primary property types and the continued support of government sponsored entities such as Fannie Mae, Freddie Mac, and the Federal Housing Administration.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On December 9, 2010, we broke escrow in our ongoing initial public offering and through March 31, 2012 we had sold 6,884,796 shares for gross offering proceeds of $68.4 million, including 72,597 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.7 million. Also as of March 31, 2012, we had redeemed 11,107 shares sold in our ongoing initial public offering for $0.1 million. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.
As of March 31, 2012, we owned two apartment complexes. Our operating cash needs were met through cash flow generated by our real estate investments and proceeds from our ongoing initial public offering.
Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our property, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2012, our real estate property investments were 95% occupied.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
As of March 31, 2012, our total debt outstanding was $52.9 million. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing and other liabilities will be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2012, our total liabilities were approximately 53% of the cost (before depreciation or other noncash reserves) of our tangible assets.
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
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of March 31, 2012, we owned two apartment complexes. During the three months ended March 31, 2012, net cash used in operating activities was $1.9 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the asset acquired in 2012 for an entire period and as a result of anticipated future acquisitions of real estate and the related operations from those real estate acquisitions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash used in investing activities was $27.3 million for the three months ended March 31, 2012 and consisted of the following:

•	$27.2 million for the acquisition of an apartment complex; and

•	$0.1 million of improvements to real estate.
Cash Flows from Financing Activities
Net cash provided by financing activities was $47.4 million for the three months ended March 31, 2012 and consisted primarily of the following:

•
$28.4 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $52.9 million, partially offset by $23.7 million of principal payments on our mortgage note payable and unsecured note payable due to affiliates and payments of deferred financing costs of $0.8 million;

•
$19.5 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $1.9 million;

•	$0.4 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $0.3 million; and

•	$0.1 million of cash used for redemptions of common stock.
Contractual Commitments and Contingencies
In order to execute our investment strategy, in addition to proceeds from our offering, we primarily utilize secured debt, and, to the extent available, may utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing and other liabilities to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. From time to time, our debt financing and other liabilities may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing or repayment of debt. As of March 31, 2012, our total liabilities were approximately 53% of the cost (before depreciation or other noncash reserves) of our tangible assets. See “Liquidity and Capital Resources” for further discussion.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a summary of our contractual obligations as of March 31, 2012 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$52,900	$—	$699	$1,909	$50,292
Interest payments on outstanding debt obligations (2)	14,530	1,806	4,235	4,121	4,368
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2012. We incurred interest expense of $0.4 million excluding amortization of deferred financing costs and premium on notes payable of $0.2 million, for the three months ended March 31, 2012.
Results of Operations
Our results of operations for the three months ended March 31, 2012 are not indicative of those expected in future periods as we broke escrow in our initial public offering on December 9, 2010 and as of March 31, 2012 had not yet met our capital raise or investment goals. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital and make future acquisitions, which would have a significant impact on our future results of operations. We commenced real estate operations on October 26, 2010 after making our first investment.
As of March 31, 2012, we owned two apartment complexes. We expect that rental income, depreciation expense, amortization expense, operating expenses, asset management fees, interest expense and net income will each increase in future periods as a result of anticipated future acquisitions of apartment communities.
Rental income increased from $1.3 million for the three months ended March 31, 2011 to $1.8 million for the three months ended March 31, 2012, primarily as a result of the growth in our real estate portfolio. We expect that our rental income will increase in future periods as a result of owning the asset acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Property operating costs and real estate taxes and insurance increased from $0.6 million for the three months ended March 31, 2011 to $0.8 million for the three months ended March 31, 2012. The increase in property operating costs and real estate taxes and insurance was due to the growth in our real estate portfolio. We expect that our property operating costs and real estate taxes and insurance will increase in future periods as a result of owning the asset acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Asset management fees with respect to our real estate investments increased from $89,000 for the three months ended March 31, 2011 to $129,000 for the three months ended March 31, 2012, as a result of the growth in our real estate portfolio. All asset management fees incurred as of March 31, 2012 have been paid. We expect that our asset management fees will increase in future periods as a result of owning the asset acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Real estate acquisition fees and expenses to affiliate and non-affiliate were $0.4 million for the three months ended March 31, 2012 and relate to the acquisition of one apartment complex. We did not make any real estate investment during the three months ended March 31, 2011. These real estate acquisition fees and expenses will vary based on the level of acquisitions in each period.
General and administrative expenses increased from $0.3 million for the three months March 31, 2011 to $0.4 million for the three months ended March 31, 2012. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees and dividend processing costs. We expect general and administrative costs to increase in the future periods as we acquire additional real estate investments but to decrease as a percentage of total revenue.
Depreciation and amortization expenses decreased from $1.0 million for the three months ended March 31, 2011 to $0.5 million for the three months ended March 31, 2012. The decrease in amortization was due to the intangible assets related to in-place leases that were fully amortized in 2011, partially offset by the increase in depreciation and amortization due to the growth in our real estate portfolio. We expect that our depreciation and amortization expenses will increase in future periods as a result of anticipated future acquisitions of apartment communities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense increased from $0.5 million for the three months ended March 31, 2011 to $0.6 million for the three months ended March 31, 2012. The increase in interest expense was due to the increase in average principal outstanding during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and fees incurred related to the early payoff of a mortgage loan, which was partially offset by the write-off of unamortized premium on the loan. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financings, and the opportunity to acquire real estate investments meeting our investment objectives; however, we expect it will increase over time due to additional borrowings on future acquisitions.
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
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of March 31, 2012, selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds. Through March 31, 2012, we had sold 6,884,796 shares for gross offering proceeds of $68.4 million, all of which were sold in the primary offering, and recorded selling commissions and dealer manager fees of $6.1 million and organization and other offering costs of $4.2 million.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Net loss	$(1,073)	$(1,158)
Depreciation of real estate assets	321	209
Amortization of lease-related costs	218	753
FFO	$(534)	$(196)
Set forth below is additional information related to certain items included in net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net Loss:

•	Acquisition fees and expenses related to the purchase of real estate of approximately $0.4 million for the three months ended March 31, 2012;

•
Interest expense from the amortization of deferred financing costs related to notes payable of approximately $0.2 million and $86,000 for the three months ended March 31, 2012 and 2011, respectively; and

•	Interest expense from the amortization of the premium on notes payable of $(0.4) million and ($18,000) for the three months ended March 31, 2012 and 2011, respectively.
FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. For the three months ended March 31, 2012, our negative FFO was due to limited operations as we owned only two real estate investments. We expect FFO to improve as we continue to grow.
Distributions
Until we have fully invested the proceeds of our primary offering, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from the issuance of common stock. Distributions declared, distributions paid and cash flows from (used in) operating activities were as follows for the first quarter of 2012 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows Used in Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2012	$907	$0.160	$449	$340	$789	$(1,899)
_____________________
(1) Distributions for the period from January 1, 2012 through February 28, 2012 and March 1 through March 31, 2012 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.
(2) Assumes shares were issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
For the three months ended March 31, 2012, we paid aggregate distributions of $0.8 million, including $0.5 million of distributions paid in cash and $0.3 million of distributions reinvested through our dividend reinvestment plan. Negative FFO for the three months ended March 31, 2012 was $0.5 million and cash flow used in operations was $(1.9) million. We funded our total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with debt financing. All non-operating expenses (including general and administrative expenses), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreement. See the reconciliation of FFO to net loss above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

From inception through March 31, 2012, we declared aggregate distributions of $2.0 million and our cumulative net loss during the same period was $5.2 million.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward‑Looking Statements,” “Market Outlook - Multi-Family Real Estate and Finance Markets” and “Results of Operations” herein, and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. There have been no significant changes to our policies during 2012.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of Offering
We commenced our ongoing initial public offering on March 12, 2010. As of May 4, 2012, we had sold 7,686,238 shares of common stock in our ongoing initial public offering for gross offering proceeds of $76.4 million, including 88,688 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.8 million. Also as of May 4, 2012, we had redeemed 12,107 shares sold in our ongoing initial public offering for $0.1 million.
Distributions Paid
On April 13, 2012, we paid distributions of $352,000, which related to distributions declared for each day in the period from March 1, 2012 through March 31, 2012.
Distributions Declared
On May 10, 2012, our board of directors declared distributions based on daily record dates for the period from June 1, 2012 through June 30, 2012, which we expect to pay in July 2012, and distributions based on daily record dates for the period July 1, 2012 through July 31, 2012, which we expect to pay in August 2012. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Investments and Financings Subsequent to March 31, 2012
Acquisition of The Residence at Waterstone
On April 6, 2012, we, through an indirect wholly owned subsidiary, (the “Waterstone Owner”), purchased an apartment complex containing 255 units located on approximately 25.2 acres of land in Pikesville, Maryland (“The Residence at Waterstone”). The seller is not affiliated with us or our advisors. The purchase price of The Residence at Waterstone was $64.7 million plus closing costs. We funded the acquisition of The Residence at Waterstone with proceeds from the The Residence at Waterstone Mortgage Loan (defined below) in the amount of $47.9 million and proceeds from our ongoing initial public offering.
The Residence at Waterstone is in the northwest Baltimore suburb of Pikesville, Maryland and consists of 255 apartment units, encompassing 370,591 rentable square feet, featuring one-, two- and three-bedroom layouts in 29 two- and three-story townhome-style buildings. At acquisition, The Residence at Waterstone was 96% leased.
Financing of The Residence at Waterstone
On April 6, 2012, in connection with the acquisition of The Residence at Waterstone, the Waterstone Owner entered into a seven‑year multifamily note with the CBRE Lender for borrowings of $47.9 million secured by The Residence at Waterstone (“The Residence at Waterstone Mortgage Loan”).  The Residence at Waterstone Mortgage Loan matures on May 1, 2019 and bears interest at a fixed rate of 3.79%. Monthly payments are initially interest-only.  Beginning on June 1, 2014, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan, with the remaining principal balance and all accrued and unpaid interest due at maturity.  We have the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium, unless the loan is securitized, in which case the loan cannot be prepaid until six months prior to maturity, but is defeasible subject to certain conditions.  The loan is fully assumable by a subsequent purchaser of The Residence at Waterstone.
KBSLPP, an indirect wholly owned subsidiary, is providing a limited guaranty of The Residence at Waterstone Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Waterstone Owner is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Waterstone Owner or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under The Residence at Waterstone Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Waterstone Owner under The Residence at Waterstone Mortgage Loan.
Acquisition of Legacy Crescent Park
On May 3, 2012, we, through indirect wholly owned subsidiaries, purchased an apartment complex containing 240 units located on approximately 21.7 acres of land in Greer, South Carolina (“Legacy Crescent Park”) and several parcels of undeveloped land adjacent to Legacy Crescent Park totaling approximately 5.3 acres (the “Adjacent Land”). The seller is not affiliated with us or our advisors. The purchase price of Legacy Crescent Park was $20.6 million plus closing costs and the purchase price of the Adjacent Land was $0.2 million plus closing costs. We funded these acquisitions with proceeds from the Legacy Crescent Park Mortgage Loan (defined below) in the amount of $14.6 million and proceeds from our ongoing initial public offering.
Legacy Crescent Park is located in the Greenville-Spartanburg market of Greer, South Carolina and consists of 240 apartment units, encompassing 212,820 rentable square feet. At acquisition, Legacy Crescent Park was 95% occupied.
Financing of Legacy Crescent Park
On May 3, 2012, in connection with the acquisition of Legacy Crescent Park, we, through an indirect wholly owned subsidiary (the “Legacy Crescent Park Borrower”), entered into a seven‑year multifamily note with Berkeley Point Capital LLC for borrowings of $14.6 million secured by Legacy Crescent Park (the “Legacy Crescent Park Mortgage Loan”).  The Legacy Crescent Park Mortgage Loan matures on June 1, 2019 and bears interest at a fixed rate of 3.47%. Monthly payments are initially interest-only.  Beginning on July 1, 2013, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan, with the remaining principal balance and all accrued and unpaid interest due at maturity.  We have the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium.  The loan is fully assumable by a subsequent purchaser of Legacy Crescent Park.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

KBSLPP, an indirect wholly owned subsidiary, is providing a limited guaranty of the Legacy Crescent Park Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Legacy Crescent Park Borrower is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Legacy Crescent Park Borrower or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Legacy Crescent Park Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Legacy Crescent Park Borrower under the Legacy Crescent Park Mortgage Loan.
Purchase Agreement for Legacy at Martin’s Point
On April 11, 2012, we, through an indirect wholly owned subsidiary, entered into a purchase and sale contract to purchase an apartment complex, containing 256 apartment units located on approximately 13.2 acres of land in Lombard, Illinois (“Legacy at Martin’s Point”). The purchase price of Legacy at Martin’s Point is approximately $35.5 million plus closing costs. The seller is not affiliated with us or our advisors. Pursuant to the purchase and sale contract, we would be obligated to purchase Legacy at Martin’s Point only after satisfaction of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. As of April 12, 2012, we had made deposits of $1.0 million, and in some circumstances, if we fail to complete the acquisition without legal excuse, we may forfeit up to $1.0 million of earnest money.
Legacy at Martin’s Point is located in the Chicago suburb of Lombard, Illinois and consists of 256 apartment units, encompassing 201,924 rentable square feet. As of April 1, 2012, Legacy at Martin’s Point was 97% occupied.

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
We intend to borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2012, the fair value estimate of our fixed rate debt was $54.7 million and the carrying value of our fixed rate debt was $52.9 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2012. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2012, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt at March 31, 2012 was 3.9%. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2012 using interest rate indices as of March 31, 2012 where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC.
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
As of March 31, 2012, we had sold 6,884,796 shares of common stock in our ongoing initial public offering for gross offering proceeds of $68.4 million, including 72,597 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $0.7 million. Also as of March 31, 2012, we had redeemed 11,107 shares sold in our ongoing initial public offering for $0.1 million.
As of March 31, 2012, organization and offering costs of $4.6 million have been incurred by our advisor on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further, we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of March 31, 2012, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below, which amounts represent our maximum liability for organization and offering costs as of March 31, 2012. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$6,064	Actual
Other underwriting compensation	—	Actual
Other organization and offering costs (excluding underwriting compensation)	4,197	Actual
Total expenses	$10,261
Total offering proceeds	$68,410	Actual
Percentage of offering proceeds used to pay for organization and offering costs to affiliates	15%	Actual

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

From the commencement of our ongoing initial public offering through March 31, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $58.1 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of March 31, 2012, we have acquired $64.4 million in real estate, including $1.0 million of acquisition and origination fees and expenses.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2012, we fulfilled all redemption requests and redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	10,107	$9.77	(3)
February 2012	1,000	$10.00	(3)
March 2012	—	$—	(3)
Total	11,107
_____________________
(1) We announced the adoption and commencement of the program on March 12, 2010.
(2) Pursuant to the program, as amended, we currently redeem shares at prices determined as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2012, we redeemed $0.1 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 31, 2012 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011 and redemptions through March 31, 2012, we may redeem up to $0.2 million of shares for the remainder of 2012.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Ex.	Description

3.1
Articles of Amendment and Restatement as adopted on January 8, 2010, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 Commission File No. 333-161449, filed January 12, 2012

3.2
Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed January 12, 2012

4.1
Form of Subscription Agreement, included as Appendix A to the prospectus included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed October 2, 2009

4.3
Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus included in Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.1	Advisory Agreement dated January 25, 2012, incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 13, 2012

10.2
Multifamily Loan and Security Agreement (CME) between KBS Legacy Partners Poplar LLC (as Borrower) and CBRE Capital Markets, Inc. (as Lender) dated as of February 9, 2012, incorporated by reference to Exhibit 10.10 to the Company's annual report on Form 10-K for the year ended December 31, 2011, filed on March 13, 2012

10.3
Multifamily Note (CME) between KBS Legacy Partners Poplar LLC (as Borrower) and CBRE Capital Markets, Inc. (as Lender) dated as of February 9, 2012, incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.4
Guaranty (CME and Portfolio) Multistate by KBS Legacy Partners Properties LLC for the benefit of CBRE Capital Markets, Inc. dated as of February 9, 2012, incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed on March 13, 2012

10.5
Property Management Agreement dated as of February 9, 2012 by and between RMK Management Corporation and KBS Legacy Partners Poplar LLC, incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.6
Property Management - Account Services Agreement dated as of February 9, 2012 by and between by and between KBS Legacy Partners Poplar LLC and Legacy Partners Residential L.P., incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.7
Purchase and Sale Contract between Avalon Village Green Associates, LLC and KBS Legacy Partners
Pikesville LLC dated as of February 16, 2011, incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.8
Multifamily Loan and Security Agreement (CME) between KBS Legacy Partners Dakota Hill LLC (as Borrower) and CBRE Capital Markets, Inc. (as Lender) dated as of March 7, 2012, incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.9
Multifamily Note (CME) between KBS Legacy Partners Dakota Hill LLC (as Borrower) and CBRE Capital Markets, Inc. (as Lender) dated as of March 7, 2012, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.10
Guaranty (CME and Portfolio) Multistate by KBS Legacy Partners Properties LLC for the benefit of
CBRE Capital Markets, Inc. dated as of March 7, 2012, incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

10.11
Purchase and Sale Agreement by and between Crescent Apartments, LLC and KBS-Legacy Apartment Community REIT Venture, LLC, dated as of March 21, 2012, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 23, 2012

10.12
Purchase and Sale Contract between Avalon Illinois Value III, LLC and KBS-Legacy Apartment Community REIT Venture, LLC, dated March 22, 2012, incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11, Commission file No. 333-161449, filed April 23, 2012

10.13
First Amendment to Purchase and Sale Agreement by and between KBS-Legacy Apartment Community REIT Venture, LLC and Crescent Apartments, LLC, dated as of April 4, 2012, incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 23, 2012

10.14
Multifamily Loan and Security Agreement (CME) between KBS Legacy Partners Pikesville LLC (as Borrower) and CBRE Capital Markets, Inc. (as Lender) dated as of April 6, 2012, incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.15
Multifamily Note (CME) between KBS Legacy Partners Pikesville LLC (as Borrower) and CBRE Capital Markets, Inc. (as Lender) dated as of April 6, 2012, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.16
Guaranty (CME and Portfolio) Multistate by KBS Legacy Partners Properties LLC for the benefit of
CBRE Capital Markets, Inc. dated as of April 6, 2012, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.17
Property Management Agreement dated as of April 6, 2012 by and between Kettler Management Inc. and
KBS Legacy Partners Pikesville LLC, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.18
Property Management - Account Services Agreement dated as of April 6, 2012 by and between KBS Legacy Partners Pikesville LLC and Legacy Partners Residential L.P., incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.19
Assignment and Assumption of Purchase and Sale Agreement by and between KBS-Legacy Apartment Community REIT Venture, LLC and KBS Capital Advisors LLC, dated as of April 11, 2012, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 23, 2012

10.20
Assignment and Assumption of Purchase and Sale Agreement by and between KBS Capital Advisors LLC, and KBS Legacy Partners Greer LLC and KBS Legacy Partners Greer Land LLC, dated as of April 11, 2012, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 23, 2012

10.21
Assignment and Assumption of Purchase and Sale Contract between KBS-Legacy Apartment Community REIT Venture, LLC and KBS Capital Advisors LLC, dated as of April 11, 2012, incorporated by reference to Exhibit 10.37 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 23, 2012

10.22
Assignment and Assumption of Purchase and Sale Contract between KBS Capital Advisors LLC And KBS Legacy Partners Lombard LLC, Dated as of April 11, 2012, incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 23, 2012

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

10.23
Second Amendment to Purchase and Sale Agreement by and between Crescent Apartments, LLC, and KBS Legacy Partners Greer LLC and KBS Legacy Partners Greer Land LLC, dated as of April 12, 2012, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 23, 2012

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

99.1
Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11, Commission File No. 333-161449, filed February 23, 2010

101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	May 11, 2012	By:	/s/ C. PRESTON BUTCHER
C. Preston Butcher
Chairman of the Board, Chief Executive Officer and Director

Date:	May 11, 2012	By:	/s/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer, Treasurer and Secretary