Form 10-Q
period 2012-06-30
KBS Legacy Partners Apartment REIT, Inc.
filed 2012-08-10
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2012
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
Yes  ☐  No  ☒
 As of August 3, 2012, there were 9,543,326 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
June 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Real estate:
Land	$24,768	$4,838
Buildings and improvements	155,537	30,819
Tenant origination and absorption costs	5,363	1,584
Total real estate, cost	185,668	37,241
Less accumulated depreciation and amortization	(5,805)	(2,649)
Total real estate, net	179,863	34,592
Cash and cash equivalents	21,065	23,072
Restricted cash	1,681	1,143
Deferred financing costs, prepaid expenses and other assets	1,807	1,714
Total assets	$204,416	$60,521
Liabilities and stockholders’ equity
Notes payable:
Mortgage notes payable, net	$138,365	$23,077
Unsecured note payable due to affiliate	—	1,000
Total notes payable, net	138,365	24,077
Accounts payable and accrued liabilities	2,608	1,396
Due to affiliates	1,366	36
Distributions payable	461	234
Other liabilities	595	247
Total liabilities	143,395	25,990
Commitments and contingencies (Note 9)
Redeemable common stock	942	350
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 8,887,543 and 4,707,212 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	89	47
Additional paid-in capital	73,423	39,419
Cumulative distributions and net losses	(13,433)	(5,285)
Total stockholders’ equity	60,079	34,181
Total liabilities and stockholders’ equity	$204,416	$60,521
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$4,019	$1,330	$5,833	$2,632
Total revenues	4,019	1,330	5,833	2,632
Expenses:
Operating, maintenance, and management	985	392	1,470	736
Real estate taxes and insurance	591	273	916	548
Asset management fees to affiliate	379	90	508	179
Property management fees to affiliate	30	—	30	—
Real estate acquisition fees and expenses to affiliate	1,231	—	1,507	—
Real estate acquisition fees and expenses	1,324	—	1,420	—
General and administrative expenses	585	304	984	597
Depreciation and amortization	2,618	492	3,156	1,455
Interest expense	1,161	363	1,807	858
Total expenses	8,904	1,914	11,798	4,373
Other income:
Other interest income	5	—	11	—
Net loss	$(4,880)	$(584)	$(5,954)	$(1,741)
Net loss per common share, basic and diluted	$(0.61)	$(0.54)	$(0.88)	$(2.16)
Weighted-average number of common shares outstanding, basic and diluted	7,940,587	1,091,527	6,801,101	804,495
Distributions declared per common share	$0.162	$0.162	$0.322	$0.322
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2011 and the Six Months Ended June 30, 2012 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	367,447	$4	$3,101	$(2,065)	$1,040
Issuance of common stock	4,339,765	43	43,147	—	43,190
Transfers to redeemable common stock	—	—	(350)	—	(350)
Distributions declared	—	—	—	(1,127)	(1,127)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(3,896)	—	(3,896)
Other offering costs	—	—	(2,583)	—	(2,583)
Net loss	—	—	—	(2,093)	(2,093)
Balance, December 31, 2011	4,707,212	47	39,419	(5,285)	34,181
Issuance of common stock	4,206,038	42	41,751	—	41,793
Redemptions of common stock	(25,707)	—	(255)	—	(255)
Transfers to redeemable common stock	—	—	(592)	—	(592)
Distributions declared	—	—	—	(2,194)	(2,194)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(3,683)	—	(3,683)
Other offering costs	—	—	(3,217)	—	(3,217)
Net loss	—	—	—	(5,954)	(5,954)
Balance, June 30, 2012	8,887,543	$89	$73,423	$(13,433)	$60,079
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(5,954)	$(1,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,156	1,455
Bad debt expense	78	(4)
Amortization of premium on notes payable	(395)	(37)
Amortization of deferred financing costs	271	123
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(538)	419
Prepaid expenses and other assets	1,075	(107)
Accounts payable and accrued liabilities	1,119	(540)
Due to affiliates	—	310
Other liabilities	348	(24)
Net cash used in operating activities	(840)	(146)
Cash Flows from Investing Activities:
Acquisitions of real estate	(148,150)	—
Improvements to real estate	(277)	(403)
Net cash used in investing activities	(148,427)	(403)
Cash Flows from Financing Activities:
Proceeds from notes payable	138,365	—
Principal payments on mortgage note payable	(22,682)	(218)
Principal payments on unsecured note payable due to affiliate	(1,000)	(9,500)
Payments of deferred financing costs	(1,517)	—
Proceeds from issuance of common stock	40,946	9,903
Payments to redeem common stock	(255)	—
Payments of commissions on stock sales and related dealer manager fees	(3,683)	(911)
Payments of other offering costs	(1,794)	(7)
Distributions paid	(1,120)	(130)
Net cash provided by (used in) financing activities	147,260	(863)
Net decrease in cash and cash equivalents	(2,007)	(1,412)
Cash and cash equivalents, beginning of period	23,072	3,125
Cash and cash equivalents, end of period	$21,065	$1,713
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,108	$430
Supplemental Disclosure of Noncash Transactions:
Increase in other offering costs due to affiliates	$1,330	$585
Increase in distributions payable	$227	$58
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$847	$68
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of June 30, 2012, the Sub-Advisor owns 20,000 shares of common stock of the Company.
The Company expects to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. The Company expects that its portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. The Company may make its investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of June 30, 2012, the Company owned five apartment complexes.
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
As of June 30, 2012, the Company had sold 8,893,250 shares of common stock in the Offering for gross offering proceeds of $88.4 million, including 125,928 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $1.2 million. Also as of June 30, 2012, the Company had redeemed 25,707 shares sold in the Offering for $0.3 million.
On May 31, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a follow-on public offering (the “Follow-on Offering”). Pursuant to the registration statement, the Company proposes to register up to an additional $2,000,000,000 of shares of common stock for sale to the public. The Company also expects to register up to an additional $760,000,000 of shares pursuant to the dividend reinvestment plan. The Company currently expects to commence the Follow-on Offering during the first quarter of 2013.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Segments
The Company has invested in five apartment complexes as of June 30, 2012. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one business segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted‑average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the six months ended June 30, 2012 and 2011.
Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2012 and 2011. For the three and six months ended June 30, 2012 and 2011, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2012 through February 28, 2012 and March 1, 2012 through June 30, 2012 was a record date for distributions. Each day during the period from January 1, 2011 through June 30, 2011 was a record date for distributions.
Recently Issued Accounting Standards Update
In December 2011, the FASB issued ASU No. 2011-10, Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate — a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2011-10”).  ASU No. 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20).  For public companies, the provisions of ASU No. 2011-10 are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  The adoption of ASU No. 2011-10 did not have a material impact on the Company’s consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the six months ended June 30, 2012, the Company acquired the following properties (dollars in thousands):

Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Poplar Creek	Schaumburg	IL	02/09/2012	$7,020	$19,439	$741	$27,200
The Residence at Waterstone	Pikesville	MD	04/06/2012	7,700	55,473	1,527	64,700
Legacy Crescent Park	Greer	SC	05/03/2012	1,710	18,518	572	20,800
Legacy at Martin’s Point	Lombard	IL	05/31/2012	3,500	31,011	939	35,450
				$19,930	$124,441	$3,779	$148,150
The in-place leases acquired in connection with these acquisitions have a total weighted-average amortization period of 5.3 months as of the date of acquisition.
The Company recorded each acquisition as a business combination and expensed $2.6 million and $2.9 million of acquisition costs related to these properties for the three and six months ended June 30, 2012, respectively. During the three and six months ended June 30, 2012, the Company recognized $2.6 million and $3.0 million of total revenues from these properties, respectively. During the three and six months ended June 30, 2012, the Company recognized $2.1 million and $2.4 million of operating expenses from these properties, respectively.

4.	REAL ESTATE
As of June 30, 2012, the Company owned five apartment complexes, containing 1,451 units and encompassing approximately 1,416,848 rentable square feet, which were 95% occupied. The following table provides summary information regarding the properties owned by the Company as of June 30, 2012 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$37,440	$(3,092)	$34,348
Poplar Creek	02/09/2012	Schaumburg, IL	27,232	(853)	26,379
The Residence at Waterstone	04/06/2012	Pikesville, MD	64,716	(1,230)	63,486
Legacy Crescent Park	05/03/2012	Greer, SC	20,818	(311)	20,507
Legacy at Martin’s Point	05/31/2012	Lombard, IL	35,462	(319)	35,143
			$185,668	$(5,805)	$179,863

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

5.	NOTES PAYABLE
As of June 30, 2012 and December 31, 2011, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of June 30, 2012	Principal as of December 31, 2011	Contractual Interest Rate as of June 30, 2012 (1)	Payment Type	Maturity Date
Mortgage Note Payable
Legacy at Valley Ranch Mortgage Loan (2)	$32,500	$22,682	3.9%	Principal & Interest	04/01/2019
Poplar Creek Mortgage Loan (2)	20,400	—	4.0%	Principal & Interest	03/01/2019
The Residence at Waterstone Mortgage Loan (2)	47,905	—	3.8%	Principal & Interest	05/01/2019
Legacy Crescent Park Mortgage Loan (2)	14,560	—	3.5%	Principal & Interest	06/01/2019
Legacy at Martin’s Point Mortgage Loan (2)	23,000	—	3.3%	Principal & Interest	06/01/2019
Premium on notes payable, net	—	395
Mortgage note payable, net	138,365	23,077
Unsecured Note Payable Due to Affiliate
Advisor Bridge Loan	—	1,000
Total Notes Payable, net	$138,365	$24,077
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2012.
(2) See “— Recent Financings” below.
As of June 30, 2012 and December 31, 2011, the Company’s deferred financing costs were $1.5 million and $0.2 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and six months ended June 30, 2012, the Company incurred $1.2 million and $1.8 million of interest expense, respectively. During the three and six months ended June 30, 2011, the Company incurred $0.4 million and $0.9 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2012 was $49,000 and $0.3 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2011 was $36,000 and $0.1 million of amortization of deferred financing costs, respectively. As of June 30, 2012 and December 31, 2011, $0.4 million and $0.1 million, respectively, of interest expense was payable.
The following is a schedule of maturities, including principal amortization payments, for the Company’s notes payable outstanding as of June 30, 2012 (in thousands):

July 1, 2012 through December 31, 2012	$—
2013	157
2014	1,788
2015	2,551
2016	2,635
Thereafter	131,234
$138,365

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

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
KBSLPP is providing a limited guaranty of the Legacy at Valley Ranch Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Valley Ranch Owner is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Valley Ranch Owner or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Legacy at Valley Ranch Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Valley Ranch Owner under the Legacy at Valley Ranch Mortgage Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The Residence at Waterstone Mortgage Loan
On April 6, 2012, in connection with the acquisition of The Residence at Waterstone, the Company, through an indirect wholly owned subsidiary (the “Waterstone Owner”), entered into a seven‑year multifamily note with the CBRE Lender for borrowings of $47.9 million secured by The Residence at Waterstone (“The Residence at Waterstone Mortgage Loan”).  The Residence at Waterstone Mortgage Loan matures on May 1, 2019 and bears interest at a fixed rate of 3.79%. Monthly payments are initially interest-only.  Beginning on June 1, 2014, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan, with the remaining principal balance and all accrued and unpaid interest due at maturity.  The Company has the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium, unless the loan is securitized, in which case the loan cannot be prepaid until six months prior to maturity, but is defeasible subject to certain conditions.  The loan is fully assumable by a subsequent purchaser of The Residence at Waterstone.
KBSLPP is providing a limited guaranty of The Residence at Waterstone Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Waterstone Owner is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Waterstone Owner or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under The Residence at Waterstone Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Waterstone Owner under The Residence at Waterstone Mortgage Loan.
Legacy Crescent Park Mortgage Loan
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
KBSLPP is providing a limited guaranty of the Legacy Crescent Park Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Legacy Crescent Park Borrower is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Legacy Crescent Park Borrower or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Legacy Crescent Park Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Legacy Crescent Park Borrower under the Legacy Crescent Park Mortgage Loan.
Legacy at Martin’s Point Mortgage Loan
On May 31, 2012, in connection with the acquisition of Legacy at Martin’s Point, the Company, through an indirect wholly owned subsidiary (the “Legacy at Martin’s Point Borrower”), entered into a seven‑year multifamily note with M&T Realty Capital Corporation for borrowings of $23.0 million secured by Legacy at Martin’s Point (the “Legacy at Martin’s Point Mortgage Loan”).  The Legacy at Martin’s Point Mortgage Loan matures on June 1, 2019 and bears interest at a fixed rate of 3.33%. Monthly payments are initially interest-only.  Beginning on July 1, 2014, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan, with the remaining principal balance and all accrued and unpaid interest due at maturity.  The Company has the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium.  The loan is fully assumable by a subsequent purchaser of Legacy at Martin’s Point.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

KBSLPP is providing a limited guaranty of the Legacy at Martin’s Point Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Legacy at Martin’s Point Borrower is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Legacy at Martin’s Point Borrower or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Legacy at Martin’s Point Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Legacy at Martin’s Point Borrower under the Legacy at Martin’s Point Mortgage Loan.

6.	FAIR VALUE DISCLOSURES
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

The following were the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value (1)	Carrying Amount (1)	Fair Value (1)
Financial liabilities:
Notes payable	$138,365	$138,365	$141,054	$22,682	$23,077	$23,136
____________________
(1) Amounts do not include unsecured notes payable due to affiliate as it is not practicable to estimate the fair value due to its related party nature.
Disclosure of the fair value of financial instruments is based on pertinent information available to the Company at June 30, 2012 and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

7.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of proceeds from the Offering in real estate related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2012 and 2011, respectively, and any related amounts payable as of June 30, 2012 and December 31, 2011 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2012	2011	2012	2011	2012	2011
Expensed
Asset management fees	$379	$90	$508	$179	$—	$—
Reimbursable operating expenses (1)	16	14	29	30	—	—
Acquisition fees on real properties	1,231	—	1,507	—	—	—
Related party interest expense (2)	—	135	10	347	—	—
Property management fees (3)	30	—	30	—	—	—
Additional Paid-in Capital
Selling commissions	1,202	354	2,460	614	—	—
Dealer manager fees	585	171	1,223	297	—	—
Reimbursable other offering costs	1,218	336	2,592	585	1,366	36
	$4,661	$1,100	$8,359	$2,052	$1,366	$36
____________________
(1) In addition, our Advisor may seek reimbursement for employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursable under the Advisory Agreement through June 30, 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(2) Related party interest expense relates to the Advisor Bridge Loan. See note 5, “Notes Payable.”
(3) See “— Property Management Agreement.”
From inception through June 30, 2012, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $6.0 million. The Company will be liable for such costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Offering. From inception through June 30, 2012, the Company has recognized and paid $7.9 million in selling commissions and dealer manager fees and recognized $5.4 million of other organization and offering expenses related to the Offering, all of which has been reimbursed or was reimbursable to the Advisor, as of June 30, 2012.  As of June 30, 2012, the Company’s selling commissions, dealer manager fees, and organization and other offering costs were 15% of the gross offering proceeds. Additionally, as of June 30, 2012, the Company has recognized $0.6 million of other organization and offering costs related to the registration of the Follow-on Offering, of which $7,000 has been reimbursed or was reimbursable to the Advisor.
Property Management Agreement
In connection with each of its acquisitions of Poplar Creek, The Residence at Waterstone, Legacy Crescent Park and Legacy at Martin’s Point, the Company, through an indirect wholly owned subsidiary, entered into a separate Property Management — Account Services Agreement (collectively, the “Services Agreement”) with Legacy Partners Residential L.P. (“LPR”), an affiliate of the Sub-Advisor, pursuant to which LPR will provide certain account maintenance and bookkeeping services related to these properties. Under each Services Agreement, the Company will pay LPR a monthly fee in an amount equal to 1% of each property’s gross monthly collections. Unless otherwise provided for in an approved operating budget, LPR will be responsible for all expenses that it incurs in rendering services pursuant to each Services Agreement. Each Services Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Services Agreement. Notwithstanding the foregoing, the Company may terminate each Services Agreement at any time without cause upon 30 days’ prior written notice to LPR. The Company may also terminate each Services Agreement with cause immediately upon notice to LPR and the expiration of any applicable cure period. LPR may terminate each Services Agreement at any time without cause upon 90 days’ prior written notice to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2012
(unaudited)

8.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and six months ended June 30, 2012 and 2011. The Company acquired four apartment complexes during the six months ended June 30, 2012, which were accounted for as business combinations. The following unaudited pro forma information for the three and six months ended June 30, 2012 and 2011 has been prepared to give effect to the acquisitions of Poplar Creek, The Residence at Waterstone, Legacy Crescent Park and Legacy at Martin’s Point as if the acquisitions occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on these dates, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$5,082	$4,799	$9,759	$9,465
Depreciation and amortization	$1,142	$3,055	$2,284	$7,075
Net loss	$(530)	$(2,412)	$(1,381)	$(5,765)
Net loss per common share, basic and diluted	$(0.06)	$(0.40)	$(0.16)	$(1.00)
Weighted-average number of common shares outstanding, basic and diluted	8,815,552	6,064,252	8,887,543	5,777,220
The unaudited pro forma information for the three and six months ended June 30, 2012 was adjusted to exclude $2.6 million and $2.9 million of acquisition costs, respectively, incurred in 2012 related to the above properties.

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
June 30, 2012
(unaudited)

10.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of Offering
The Company commenced its Offering on March 12, 2010. As of August 3, 2012, the Company had sold 9,549,032 shares of common stock in the Offering for gross offering proceeds of $94.9 million, including 146,286 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $1.4 million. Also as of August 3, 2012, the Company had redeemed 25,707 shares sold in the Offering for $0.3 million.
Distributions Paid
On July 13, 2012, the Company paid distributions of $0.5 million, which related to distributions declared for each day in the period from June 1, 2012 through June 30, 2012.
Distributions Declared
On July 9, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2012 through August 31, 2012, which the Company expects to pay in September 2012. On August 8, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from September 1, 2012 through September 30, 2012, which the Company expects to pay in October 2012, and distributions based on daily record dates for the period October 1, 2012 through October 31, 2012, which the Company expects to pay in November 2012. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010 and intend to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
We intend to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of June 30, 2012, we owned five apartment complexes.
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
As of June 30, 2012, we had sold 8,893,250 shares of common stock in our ongoing initial public offering for gross offering proceeds of $88.4 million, including 125,928 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $1.2 million. Also as of June 30, 2012, we had redeemed 25,707 shares sold in our ongoing initial public offering for $0.3 million.
On May 31, 2012, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering (the “Follow-on Offering”). Pursuant to the registration statement, we propose to register up to an additional $2,000,000,000 of shares of common stock for sale to the public. We also expect to register up to an additional $760,000,000 of shares pursuant to our dividend reinvestment plan. We currently expect to commence the Follow-on Offering during the first quarter of 2013.
Market Outlook ─ Multi-Family Real Estate and Finance Markets
The Great Recession of 2008 - 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends have continued throughout 2011 and the first half of 2012.
According to the U.S. Bureau of Labor Statistics (BLS), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. Since 2009, employment has increased by nearly 3.8 million jobs (through June 2012). The BLS also reported that the unemployment rate peaked in 2009 at 10.0%. The unemployment rate was down to 9.4% by the end of 2010 and, as of June 2012, it was 8.2%.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

REIS, Inc. reported that apartment vacancies in the U.S. were 8.0% at the end of 2009. By the end of 2010, apartment vacancies had declined to 6.6%, and they have continued to decline since then, ending the second quarter of 2012 at 4.7% (REIS, Inc. - “Apartment First Glance,” 2012 Quarter 2). REIS also reported that effective rents for apartments were up by 2.3% in 2010 and 2011, in contrast to the decline in effective rents of 2.9% in 2009. Effective rents continued to grow in the second quarter of 2012 at an annualized rate of 5.2%.
Multifamily capitalization rates in the U.S. averaged 7.2% in December 2009 based on data from Real Capital Analytics (“RCA Historical Statistics by Month”). According to Witten Advisors, Class A capitalization rates were 5.0% in the first quarter of 2012.
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

•
Immigration — Foreign-born renters represented 18.9% of all renters in 2010 (U.S. Census Bureau, “2010 American Community Survey”). According to the U.S. Census Bureau, immigration is expected to add about 1.4 million individuals per year to the U.S. population. This immigration-driven increase in population, when combined with the natural U.S. population increase, will increase the demand for all types of housing, including apartments, over the next decade.

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

•
Housing Shift — More people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 34.6% in the first quarter of 2012. This equates to approximately 4.0 million additional renter households in the U.S., according to Witten Advisors, over that time period.

Other positive factors for multifamily real estate investment include:

•
Diminished supply — According to Witten Advisors (“U.S. Apartment Markets Forecast,” Second Quarter 2012), multifamily rental construction starts in the U.S. were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. In 2011, rental construction starts in the U.S. were 167,000 units, still significantly below the approximately 250,000 starts a year average between 1997 and 2006. Multifamily rental construction starts are expected to remain below the number of units needed to support the growing U.S. population and the demands of the Echo and Baby Boomers for several years.

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

•
Maturing loans — More than $400 billion of multifamily loans are expected to mature from 2012 through 2016 (Marcus & Millichap Research Services, April 2012). We believe these loan maturities will provide opportunities to purchase properties from sellers in need of liquidity or those faced with repayment deadlines.

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
On December 9, 2010, we broke escrow in our ongoing initial public offering and through June 30, 2012 we had sold 8,893,250 shares for gross offering proceeds of $88.4 million, including 125,928 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $1.2 million. Also as of June 30, 2012, we had redeemed 25,707 shares sold in our ongoing initial public offering for $0.3 million. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.
As of June 30, 2012, we owned five apartment complexes. Our operating cash needs were met through cash flow generated by our real estate investments and proceeds from our ongoing initial public offering.
Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2012, our real estate property investments were 95% occupied.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
As of June 30, 2012, our total debt outstanding was $138.4 million. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing and other liabilities will be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2012, our total liabilities were approximately 69% of the cost (before depreciation or other noncash reserves) of our tangible assets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of June 30, 2012, we owned five apartment complexes. During the six months ended June 30, 2012, net cash used in operating activities was $0.8 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired in 2012 for an entire period and as a result of anticipated future acquisitions of real estate and the related operations from those real estate acquisitions.
Cash Flows from Investing Activities
Net cash used in investing activities was $148.4 million for the six months ended June 30, 2012 and consisted of the following:

•	$148.1 million for the acquisition of four apartment complexes; and

•	$0.3 million of improvements to real estate.
Cash Flows from Financing Activities
Net cash provided by financing activities was $147.3 million for the six months ended June 30, 2012 and consisted primarily of the following:

•
$113.2 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $138.4 million, partially offset by $23.7 million of principal payments on our mortgage note payable and unsecured note payable due to affiliates and payments of deferred financing costs of $1.5 million;

•
$35.5 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $5.5 million;

•	$1.1 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $0.8 million; and

•	$0.3 million of cash used for redemptions of common stock.
Contractual Commitments and Contingencies
In order to execute our investment strategy, in addition to proceeds from our offering, we primarily utilize secured debt, and, to the extent available, may utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing and other liabilities to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. From time to time, our debt financing and other liabilities may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing or repayment of debt. As of June 30, 2012, our total liabilities were approximately 69% of the cost (before depreciation or other noncash reserves) of our tangible assets. See “Liquidity and Capital Resources” for further discussion.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a summary of our contractual obligations as of June 30, 2012 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$138,365	$—	$1,945	$5,186	$131,234
Interest payments on outstanding debt obligations (2)	35,826	3,966	10,474	10,184	11,202
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2012. We incurred interest expense of $1.9 million excluding amortization of deferred financing costs and premium on notes payable of $(0.1) million, for the six months ended June 30, 2012.
Results of Operations
Our results of operations for the six months ended June 30, 2012 are not indicative of those expected in future periods as we broke escrow in our initial public offering on December 9, 2010 and as of June 30, 2012 had not yet met our capital raise or investment goals. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital and make future acquisitions, which would have a significant impact on our future results of operations. We commenced real estate operations on October 26, 2010 after making our first investment. As of June 30, 2011, we owned one apartment complex and as of June 30, 2012, we owned five apartment complexes. We expect that rental income, depreciation expense, amortization expense, operating expenses, asset management fees, interest expense and net income will each increase in future periods as a result of anticipated future acquisitions of apartment communities.
Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2011
The following table provides summary information about our results of operations for the three months ended June 30, 2012 and 2011 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2012	2011
Rental income	$4,019	$1,330	$2,689	202%	$2,594	$95
Operating, maintenance, and management costs	985	392	593	151%	597	(4)
Real estate taxes and insurance	591	273	318	116%	327	(9)
Asset management fees to affiliate	379	90	289	321%	285	4
Property management fees to affiliate	30	—	30	100%	30	—
Real estate acquisition fees and expenses to affiliate	1,231	—	1,231	100%	1,231	—
Real estate acquisition fees and expenses	1,324	—	1,324	100%	1,324	—
General and administrative expenses	585	304	281	92%	n/a	n/a
Depreciation and amortization expense	2,618	492	2,126	432%	2,395	(269)
Interest expense	1,161	363	798	220%	823	(25)
_____________________
(1) Represents the dollar amount increase for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 related to real estate investments acquired on or after April 1, 2011.
(2) Represents dollar amount increase for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 with respect to real estate investments owned by us during both periods.
Rental income increased from $1.3 million for the three months ended June 30, 2011 to $4.0 million for the three months ended June 30, 2012, primarily as a result of the growth in our real estate portfolio. Additionally, rental income from the real estate property owned by us during both periods increased by $0.1 million due to an overall increase in rental rates. We expect that our rental income will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property operating costs and real estate taxes and insurance increased from $0.7 million for the three months ended June 30, 2011 to $1.6 million for the three months ended June 30, 2012. The increase in property operating costs and real estate taxes and insurance was due to the growth in our real estate portfolio. We expect that our property operating costs and real estate taxes and insurance will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Asset management fees with respect to our real estate investments increased from $90,000 for the three months ended June 30, 2011 to $0.4 million for the three months ended June 30, 2012, as a result of the growth in our real estate portfolio. All asset management fees incurred as of June 30, 2012 have been paid. We expect that our asset management fees will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Real estate acquisition fees and expenses to affiliate and non-affiliate were $2.6 million for the three months ended June 30, 2012 and related to the acquisitions of three apartment complexes. We did not make any real estate investments during the three months ended June 30, 2011. These real estate acquisition fees and expenses will vary based on the level of acquisitions in each period.
General and administrative expenses increased from $0.3 million for the three months June 30, 2011 to $0.6 million for the three months ended June 30, 2012. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees and dividend processing costs. We expect general and administrative costs to increase in the future periods as we acquire additional real estate investments but to decrease as a percentage of total revenue.
Depreciation and amortization expenses increased from $0.5 million for the three months ended June 30, 2011 to $2.6 million for the three months ended June 30, 2012. The increase in depreciation and amortization expenses was primarily due to the growth in our real estate portfolio, partially offset by a decrease in amortization due to the intangible assets related to in-place leases that were fully amortized in 2011. We expect that our depreciation and amortization expenses will increase in future periods as a result of anticipated future acquisitions of apartment communities.
Interest expense increased from $0.4 million for the three months ended June 30, 2011 to $1.2 million for the three months ended June 30, 2012. The increase in interest expense was due to the increase in average principal outstanding during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financings, and the opportunity to acquire real estate investments meeting our investment objectives; however, we expect it will increase over time due to additional borrowings on future acquisitions.
Comparison of the six months ended June 30, 2012 versus the six months ended June 30, 2011
The following table provides summary information about our results of operations for the six months ended June 30, 2012 and 2011 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2012	2011
Rental income	$5,833	$2,632	$3,201	122%	$2,987	$214
Operating, maintenance, and management costs	1,470	736	734	100%	710	24
Real estate taxes and insurance	916	548	368	67%	390	(22)
Asset management fees to affiliate	508	179	329	184%	324	5
Property management fees to affiliate	30	—	30	100%	30	—
Real estate acquisition fees and expenses to affiliate	1,507	—	1,507	100%	1,507	—
Real estate acquisition fees and expenses	1,420	—	1,420	100%	1,420	—
General and administrative expenses	984	597	387	65%	n/a	n/a
Depreciation and amortization expense	3,156	1,455	1,701	117%	2,713	(1,012)
Interest expense	1,807	858	949	111%	947	2
_____________________
(1) Represents the dollar amount increase for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 related to real estate investments acquired on or after January 1, 2011.
(2) Represents dollar amount increase for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 with respect to real estate investments owned by us during both periods.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income increased from $2.6 million for the six months ended June 30, 2011 to $5.8 million for the six months ended June 30, 2012, primarily as a result of the growth in our real estate portfolio. Additionally, rental income from the real estate property owned by us during both periods increased by $0.2 million due to overall increase in rental rates. We expect that our rental income will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Property operating costs and real estate taxes and insurance increased from $1.3 million for the six months ended June 30, 2011 to $2.4 million for the six months ended June 30, 2012. The increase in property operating costs and real estate taxes and insurance was due to the growth in our real estate portfolio. We expect that our property operating costs and real estate taxes and insurance will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Asset management fees with respect to our real estate investments increased from $0.2 million for the six months ended June 30, 2011 to $0.5 million for the six months ended June 30, 2012, as a result of the growth in our real estate portfolio. All asset management fees incurred as of June 30, 2012 have been paid. We expect that our asset management fees will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Real estate acquisition fees and expenses to affiliate and non-affiliate were $2.9 million for the six months ended June 30, 2012 and related to the acquisitions of four apartment complexes. We did not make any real estate investments during the six months ended June 30, 2011. These real estate acquisition fees and expenses will vary based on the level of acquisitions in each period.
General and administrative expenses increased from $0.6 million for the six months ended June 30, 2011 to $1.0 million for the six months ended June 30, 2012. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees and dividend processing costs. We expect general and administrative costs to increase in the future periods as we acquire additional real estate investments but to decrease as a percentage of total revenue.
Depreciation and amortization expenses increased from $1.5 million for the six months ended June 30, 2011 to $3.2 million for the six months ended June 30, 2012. The increase in depreciation and amortization expenses was primarily due to the growth in our real estate portfolio, partially offset by a decrease in amortization due to the intangible assets related to in-place leases that were fully amortized in 2011. We expect that our depreciation and amortization expenses will increase in future periods as a result of anticipated future acquisitions of apartment communities.
Interest expense increased from $0.9 million for the six months ended June 30, 2011 to $1.8 million for the six months ended June 30, 2012. The increase in interest expense was due to the increase in average principal outstanding during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 and fees incurred related to the early payoff of a mortgage loan, which was partially offset by the write-off of unamortized premium on the loan. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financings, and the opportunity to acquire real estate investments meeting our investment objectives; however, we expect it will increase over time due to additional borrowings on future acquisitions.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of June 30, 2012, selling commissions, dealer manager fees, and organization and other offering costs related to our ongoing initial public offering were 15% of the gross offering proceeds. Through June 30, 2012, we had sold 8,893,250 shares for gross offering proceeds of $88.4 million, all of which were sold in the primary offering, and recorded selling commissions and dealer manager fees of $7.9 million and organization and other offering costs of $5.4 million. Additionally, we incurred $0.6 million in organization and other offering costs related to the registration of the Follow-on Offering.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(4,880)	$(584)	$(5,954)	$(1,741)
Depreciation of real estate assets	986	213	1,307	423
Amortization of lease-related costs	1,632	279	1,849	1,032
FFO	$(2,262)	$(92)	$(2,798)	$(286)

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
Significant Items Included in Net Loss:

•	Acquisition fees and expenses related to the purchase of real estate of approximately $2.6 million and $2.9 million for the three and six months ended June 30, 2012, respectively;

•
Interest expense from the amortization of deferred financing costs related to notes payable of approximately $49,000 and $0.3 million for the three and six months ended June 30, 2012, respectively, and approximately $36,000 and $0.1 million for the three and six months ended June 30, 2011, respectively; and

•
Interest expense from the amortization of the premium on notes payable of $0.4 million for the six months ended June 30, 2012 and $(19,000) and $(37,000) for the three and six months ended June 30, 2011, respectively.

FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. For the six months ended June 30, 2012, our negative FFO was due to limited operations as we owned only five real estate investments. We expect FFO to improve as we continue to grow.
Distributions
Until we have fully invested the proceeds of our primary offering, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from the issuance of common stock. Distributions declared, distributions paid and cash flows from (used in) operating activities were as follows for the first and second quarters of 2012 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows Provided by (Used in) Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2012	$907	$0.160	$449	$340	$789	$(1,899)
Second Quarter 2012	1,287	0.162	671	507	1,178	1,059
	$2,194	$0.322	$1,120	$847	$1,967	$(840)
_____________________
(1) Distributions for the period from January 1, 2012 through February 28, 2012 and March 1, 2012 through June 30, 2012 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.
(2) Assumes shares were issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
For the six months ended June 30, 2012, we paid aggregate distributions of $2.0 million, including $1.1 million of distributions paid in cash and $0.9 million of distributions reinvested through our dividend reinvestment plan. Negative FFO for the six months ended June 30, 2012 was $2.8 million and cash flow used in operations was $(0.8) million. We funded our total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with debt financing. All non-operating expenses (including general and administrative expenses), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreement. See the reconciliation of FFO to net loss above.
From inception through June 30, 2012, we paid aggregate distributions of $3.3 million, including net cash distributions and dividends reinvested by stockholders, all of which were funded with debt financing, and our cumulative net loss for the same period was $10.1 million. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward‑Looking Statements,” “Market Outlook - Multi-Family Real Estate and Finance Markets” and “Results of Operations” herein, and the risks discussed herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
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
Status of Offering
We commenced our ongoing initial public offering on March 12, 2010. As of August 3, 2012, we had sold 9,549,032 shares of common stock in our ongoing initial public offering for gross offering proceeds of $94.9 million, including 146,286 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $1.4 million. Also as of August 3, 2012, we had redeemed 25,707 shares sold in our ongoing initial public offering for $0.3 million.
Distributions Paid
On July 13, 2012, we paid distributions of $0.5 million, which related to distributions declared for each day in the period from June 1, 2012 through June 30, 2012.
Distributions Declared
On July 9, 2012 our board of directors declared distributions based on daily record dates for the period from August 1, 2012 through August 31, 2012, which we expect to pay in September 2012. On August 8, 2012, our board of directors declared distributions based on daily record dates for the period from September 1, 2012 through September 30, 2012, which we expect to pay in October 2012, and distributions based on daily record dates for the period October 1, 2012 through October 31, 2012, which we expect to pay in November 2012. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
We intend to borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2012, the fair value estimate of our fixed rate debt was $141.1 million and the carrying value of our fixed rate debt was $138.4 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2012. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2012, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt at June 30, 2012 was 3.7%. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2012.
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
In addition to the risks discussed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC, please consider the following risk:
Based on sales volume to date, we do not believe that we are likely to raise the maximum offering amount in our initial public offering. If we raise substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which may cause the value of your investment to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in our offering, therefore, could increase the risk that you will lose money in your investment.
Our initial public offering is being made on a “best efforts” basis, whereby the brokers participating in the offering have no firm commitment or obligation to purchase any of the shares. To date, the proceeds we have raised in the offering are lower than our sponsor and dealer manager originally expected. As a result, we do not believe that it is likely that we will raise the maximum offering amount.
We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. If the dealer manager is unable to significantly increase the amount of proceeds raised in this offering, we will make fewer investments than originally intended resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. In that case, adverse developments with respect to a single property, or a geographic region, would have a greater adverse impact on our operations than they otherwise would. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of our revenue, reducing our net income and limiting our ability to pay distributions to you.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On March 12, 2010, our Registration Statement on Form S-11 (File No. 333-161449), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on March 12, 2010 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We are offering 200,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $2.0 billion, or $10.00 per share with discounts available to certain categories of purchasers. The 80,000,000 shares offered under our dividend reinvestment plan are initially being offered at an aggregate offering price of $760 million, or $9.50 per share. Unless we terminate the offering sooner, we expect to sell shares registered in our primary offering until March 12, 2013. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

As of June 30, 2012, we had sold 8,893,250 shares of common stock in our ongoing initial public offering for gross offering proceeds of $88.4 million, including 125,928 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $1.2 million. Also as of June 30, 2012, we had redeemed 25,707 shares sold in our ongoing initial public offering for $0.3 million.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of June 30, 2012, organization and offering costs of $6.0 million have been incurred by our advisor on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further, we are only liable to reimburse organization and offering costs incurred when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of June 30, 2012, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below, which amounts represent our maximum liability for organization and offering costs as of June 30, 2012. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$7,851	Actual
Other underwriting compensation	—	Actual
Other organization and offering costs (excluding underwriting compensation) (1)	5,409	Actual
Total expenses	$13,260
Total offering proceeds	$88,399	Actual
Percentage of offering proceeds used to pay for organization and offering costs to affiliates	15%	Actual
_____________________
(1) Amount excludes $0.6 million of other organization and offering costs related to the registration of the Follow-on Offering.
From the commencement of our ongoing initial public offering through June 30, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $75.1 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of June 30, 2012, we have acquired $187.9 million in real estate, including $3.6 million of acquisition fees and expenses.

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
During the six months ended June 30, 2012, we fulfilled all redemption requests and redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	10,107	$9.77	(3)
February 2012	1,000	$10.00	(3)
March 2012	—	$—	(3)
April 2012	1,000	$10.00	(3)
May 2012	7,100	$10.00	(3)
June 2012	6,500	$10.00	(3)
Total	25,707
_____________________
(1) We announced the adoption and commencement of the program on March 12, 2010.
(2) Pursuant to the program, as amended, we currently redeem shares at prices determined as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2012, we redeemed $0.3 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 30, 2012 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011 and redemptions through June 30, 2012, we may redeem up to $0.1 million of shares for the remainder of 2012.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Ex.	Description

3.1
Articles of Amendment and Restatement as adopted on January 8, 2010, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 Commission File No. 333-161449, filed January 12, 2010

3.2
Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed January 12, 2010

4.1
Form of Subscription Agreement, included as Appendix A to the prospectus included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed October 2, 2009

4.3
Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Appendix B to the prospectus included in Post-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.1
First Amendment to Purchase and Sale Agreement by and between KBS-Legacy Apartment Community REIT Venture, LLC and Crescent Apartments, LLC, dated as of April 4, 2012, incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 23, 2012

10.2
Multifamily Loan and Security Agreement (CME) between KBS Legacy Partners Pikesville LLC and CBRE Capital Markets, Inc. dated as of April 6, 2012, incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.3
Multifamily Note (CME) by KBS Legacy Partners Pikesville LLC payable to the order of CBRE Capital Markets, Inc. dated as of April 6, 2012, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.4
Guaranty (CME and Portfolio) Multistate by KBS Legacy Partners Properties LLC for the benefit of
CBRE Capital Markets, Inc. dated as of April 6, 2012, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.5
Property Management Agreement dated as of April 6, 2012 by and between Kettler Management Inc. and
KBS Legacy Partners Pikesville LLC, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.6
Property Management - Account Services Agreement dated as of April 6, 2012 by and between KBS Legacy Partners Pikesville LLC and Legacy Partners Residential L.P., incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

10.7
Assignment and Assumption of Purchase and Sale Agreement by and between KBS-Legacy Apartment Community REIT Venture, LLC and KBS Capital Advisors LLC, dated as of April 11, 2012, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 23, 2012

10.8
Assignment and Assumption of Purchase and Sale Agreement by and between KBS Capital Advisors LLC, and KBS Legacy Partners Greer LLC and KBS Legacy Partners Greer Land LLC, dated as of April 11, 2012, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 23, 2012

10.9
Assignment and Assumption of Purchase and Sale Contract between KBS-Legacy Apartment Community REIT Venture, LLC and KBS Capital Advisors LLC, dated as of April 11, 2012, incorporated by reference to Exhibit 10.37 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 23, 2012

10.10
Assignment and Assumption of Purchase and Sale Contract between KBS Capital Advisors LLC And KBS Legacy Partners Lombard LLC, Dated as of April 11, 2012, incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 23, 2012

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

10.11
Second Amendment to Purchase and Sale Agreement by and between Crescent Apartments, LLC, and KBS Legacy Partners Greer LLC and KBS Legacy Partners Greer Land LLC, dated as of April 12, 2012, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 23, 2012

10.12
Multifamily Loan and Security Agreement (Non-Recourse) between KBS Legacy Partners Greer LLC and Berkeley Point Capital LLC dated as of May 3, 2012, incorporated by reference to Exhibit 10.39 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.13
Multifamily Note by KBS Legacy Partners Greer LLC payable to the order of Berkeley Point Capital LLC dated as of May 3, 2012, incorporated by reference to Exhibit 10.40 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.14
Guaranty of Non-Recourse Obligations by KBS Legacy Partners Properties LLC for the benefit of Berkeley Point Capital LLC dated as of May 3, 2012, incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.15
Property Management Agreement dated as of May 3, 2012 by and between GREP Southeast, LLC and KBS Legacy Partners Greer LLC, incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.16
Property Management - Account Services Agreement dated as of May 3, 2012 by and between KBS Legacy Partners Greer LLC and Legacy Partners Residential L.P. , incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.17
Multifamily Loan and Security Agreement (Non-Recourse) between KBS Legacy Partners Lombard LLC and M&T Realty Capital Corporation dated as of May 31, 2012, incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.18
Multifamily Note by KBS Legacy Partners Lombard LLC payable to the order of M&T Realty Capital Corporation dated as of May 31, 2012, incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.19
Guaranty of Non-Recourse Obligations by KBS Legacy Partners Properties LLC for the benefit of M&T Realty Capital Corporation dated as of May 31, 2012, incorporated by reference to Exhibit 10.46 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.20
Property Management Agreement dated as of May 31, 2012 by and between RMK Management Corporation and KBS Legacy Partners Lombard LLC, incorporated by reference to Exhibit 10.47 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.21
Property Management - Account Services Agreement dated as of May 31, 2012 by and between KBS Legacy Partners Lombard LLC and Legacy Partners Residential L.P., incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

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

99.1
Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11, Commission File No. 333-161449, filed February 23, 2010

101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity; and (iv) Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	August 10, 2012	By:	/s/ C. PRESTON BUTCHER
C. Preston Butcher
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 10, 2012	By:	/s/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer, Treasurer and Secretary
(principal executive officer)