Form 10-Q
period 2012-09-30
KBS Legacy Partners Apartment REIT, Inc.
filed 2012-11-08
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2012
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
Yes  ☐  No  ☒
 As of November 2, 2012, there were 11,601,269 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
September 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Real estate:
Land	$24,768	$4,838
Buildings and improvements	156,253	30,819
Tenant origination and absorption costs	5,363	1,584
Total real estate, cost	186,384	37,241
Less accumulated depreciation and amortization	(8,624)	(2,649)
Total real estate, net	177,760	34,592
Cash and cash equivalents	32,913	23,072
Restricted cash	1,602	1,143
Deferred financing costs, prepaid expenses and other assets	2,761	1,714
Total assets	$215,036	$60,521
Liabilities and stockholders’ equity
Notes payable:
Mortgage notes payable, net	$138,365	$23,077
Unsecured note payable due to affiliate	—	1,000
Total notes payable, net	138,365	24,077
Accounts payable and accrued liabilities	3,068	1,396
Due to affiliates	7	36
Distributions payable	553	234
Other liabilities	520	247
Total liabilities	142,513	25,990
Commitments and contingencies (Note 9)
Redeemable common stock	1,550	350
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 10,614,282 and 4,707,212 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	106	47
Additional paid-in capital	88,346	39,419
Cumulative distributions and net losses	(17,479)	(5,285)
Total stockholders’ equity	70,973	34,181
Total liabilities and stockholders’ equity	$215,036	$60,521
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$4,825	$1,356	$10,658	$3,987
Total revenues	4,825	1,356	10,658	3,987
Expenses:
Operating, maintenance, and management	1,444	375	2,914	1,111
Real estate taxes and insurance	684	273	1,601	822
Asset management fees to affiliate	470	91	978	270
Property management fees to affiliate	34	—	64	—
Real estate acquisition fees and expenses to affiliate	—	—	1,507	—
Real estate acquisition fees and expenses	—	—	1,420	—
General and administrative expenses	450	298	1,434	894
Depreciation and amortization	2,819	216	5,975	1,671
Interest expense	1,378	244	3,185	1,103
Total expenses	7,279	1,497	19,078	5,871
Other income:
Other interest income	6	—	18	—
Net loss	$(2,448)	$(141)	$(8,402)	$(1,884)
Net loss per common share, basic and diluted	$(0.25)	$(0.08)	$(1.08)	$(1.65)
Weighted-average number of common shares outstanding, basic and diluted	9,761,403	1,835,219	7,795,118	1,144,656
Distributions declared per common share	$0.164	$0.164	$0.486	$0.486
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2011 and the Nine Months Ended September 30, 2012 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	367,447	$4	$3,101	$(2,065)	$1,040
Issuance of common stock	4,339,765	43	43,147	—	43,190
Transfers to redeemable common stock	—	—	(350)	—	(350)
Distributions declared	—	—	—	(1,127)	(1,127)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(3,896)	—	(3,896)
Other offering costs	—	—	(2,583)	—	(2,583)
Net loss	—	—	—	(2,093)	(2,093)
Balance, December 31, 2011	4,707,212	47	39,419	(5,285)	34,181
Issuance of common stock	5,934,777	59	58,942	—	59,001
Redemptions of common stock	(27,707)	—	(275)	—	(275)
Transfers to redeemable common stock	—	—	(1,200)	—	(1,200)
Distributions declared	—	—	—	(3,792)	(3,792)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(5,216)	—	(5,216)
Other offering costs	—	—	(3,324)	—	(3,324)
Net loss	—	—	—	(8,402)	(8,402)
Balance, September 30, 2012	10,614,282	$106	$88,346	$(17,479)	$70,973
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(8,402)	$(1,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,975	1,671
Bad debt expense	156	—
Amortization of premium on notes payable	(395)	(56)
Amortization of deferred financing costs	325	135
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(459)	131
Prepaid expenses and other assets	723	(65)
Accounts payable and accrued liabilities	1,626	(226)
Due to affiliates	7	(305)
Other liabilities	273	(23)
Net cash used in operating activities	(171)	(622)
Cash Flows from Investing Activities:
Acquisitions of real estate	(148,150)	—
Improvements to real estate	(993)	(515)
Net cash used in investing activities	(149,143)	(515)
Cash Flows from Financing Activities:
Proceeds from notes payable	138,365	—
Principal payments on mortgage note payable	(22,682)	(327)
Principal payments on unsecured note payable due to affiliate	(1,000)	(13,000)
Payments of deferred financing costs	(1,521)	—
Proceeds from issuance of common stock	57,526	21,153
Payments to redeem common stock	(275)	—
Payments of commissions on stock sales and related dealer manager fees	(5,216)	(1,952)
Payments of other offering costs	(4,044)	(20)
Distributions paid	(1,998)	(289)
Net cash provided by financing activities	159,155	5,565
Net increase in cash and cash equivalents	9,841	4,428
Cash and cash equivalents, beginning of period	23,072	3,125
Cash and cash equivalents, end of period	$32,913	$7,553
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,431	$1,185
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$1,475	$158
Increase (decrease) in other offering costs due to affiliates	$(36)	$1,225
Increase in distributions payable	$319	$109
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of September 30, 2012, the Sub-Advisor owns 20,000 shares of common stock of the Company.
The Company expects to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. The Company expects that its portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. The Company may make its investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of September 30, 2012, the Company owned five apartment complexes.
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
As of September 30, 2012, the Company had sold 10,621,989 shares of common stock in the Offering for gross offering proceeds of $105.6 million, including 192,127 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $1.8 million. Also as of September 30, 2012, the Company had redeemed 27,707 shares sold in the Offering for $0.3 million.
On May 31, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a follow-on public offering (the “Follow-on Offering”). Pursuant to the registration statement, as amended, the Company proposes to register up to an additional $2,000,000,000 of shares of common stock for sale to the public. The Company also expects to register up to an additional $760,000,000 of shares pursuant to the dividend reinvestment plan. The Company currently expects to commence the Follow-on Offering during the first quarter of 2013.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
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
Segments
The Company has invested in five apartment complexes as of September 30, 2012. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one business segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted‑average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the nine months ended September 30, 2012 and 2011.
Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2012 and 2011. For the three and nine months ended September 30, 2012 and 2011, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2012 through February 28, 2012 and March 1, 2012 through September 30, 2012 was a record date for distributions. Each day during the period from January 1, 2011 through September 30, 2011 was a record date for distributions.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the nine months ended September 30, 2012, the Company acquired the following properties (dollars in thousands):

Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Poplar Creek	Schaumburg	IL	02/09/2012	$7,020	$19,439	$741	$27,200
The Residence at Waterstone	Pikesville	MD	04/06/2012	7,700	55,473	1,527	64,700
Legacy Crescent Park	Greer	SC	05/03/2012	1,710	18,518	572	20,800
Legacy at Martin’s Point	Lombard	IL	05/31/2012	3,500	31,011	939	35,450
				$19,930	$124,441	$3,779	$148,150
The in-place leases acquired in connection with these acquisitions have a total weighted-average amortization period of 5.3 months as of the date of acquisition.
The Company recorded each acquisition as a business combination and expensed $2.9 million of acquisition costs related to these properties for the nine months ended September 30, 2012. During the three and nine months ended September 30, 2012, the Company recognized $3.4 million and $6.4 million of total revenues from these properties, respectively. During the three and nine months ended September 30, 2012, the Company recognized $2.9 million and $5.3 million of operating expenses from these properties, respectively.

4.	REAL ESTATE
As of September 30, 2012, the Company owned five apartment complexes, containing 1,451 units and encompassing 1,416,848 rentable square feet, which were 95% occupied. The following table provides summary information regarding the properties owned by the Company as of September 30, 2012 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$37,486	$(3,317)	$34,169
Poplar Creek	02/09/2012	Schaumburg, IL	27,280	(1,144)	26,136
The Residence at Waterstone	04/06/2012	Pikesville, MD	65,090	(2,297)	62,793
Legacy Crescent Park	05/03/2012	Greer, SC	20,840	(803)	20,037
Legacy at Martin’s Point	05/31/2012	Lombard, IL	35,688	(1,063)	34,625
			$186,384	$(8,624)	$177,760

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

5.	NOTES PAYABLE
As of September 30, 2012 and December 31, 2011, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of September 30, 2012	Principal as of December 31, 2011	Contractual Interest Rate as of September 30, 2012 (1)	Payment Type		Maturity Date
Mortgage Note Payable
Legacy at Valley Ranch Mortgage Loan (2)	$32,500	$22,682	3.9%	Principal & Interest	(3)	04/01/2019
Poplar Creek Mortgage Loan	20,400	—	4.0%	Principal & Interest	(3)	03/01/2019
The Residence at Waterstone Mortgage Loan	47,905	—	3.8%	Principal & Interest	(3)	05/01/2019
Legacy Crescent Park Mortgage Loan	14,560	—	3.5%	Principal & Interest	(4)	06/01/2019
Legacy at Martin’s Point Mortgage Loan	23,000	—	3.3%	Principal & Interest	(3)	06/01/2019
Premium on notes payable, net (2)	—	395
Mortgage note payable, net	138,365	23,077
Unsecured Note Payable Due to Affiliate
Advisor Bridge Loan	—	1,000
Total Notes Payable, net	$138,365	$24,077
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2012.
(2) On March 7, 2012, the Company refinanced the Legacy at Valley Ranch Mortgage Loan. The proceeds were used to repay in full the original debt secured by Legacy at Valley Ranch with an outstanding principal balance of $22.6 million as of March 7, 2012. The Company recognized as interest expense$0.5 million in early termination fees related to the initial loan and wrote off, as a reduction to interest expense, the remaining $0.4 million unamortized premium on notes payable related to the early payoff of the original debt secured by Legacy at Valley Ranch as of March 7, 2012.
(3) Monthly payments are interest-only during the first two years of the loan. Beginning with the third year of the loan, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years.
(4) Monthly payments are interest-only during the first year of the loan. Beginning with the second year of the loan, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years.
As of September 30, 2012 and December 31, 2011, the Company’s deferred financing costs were $1.4 million and $0.2 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and nine months ended September 30, 2012, the Company incurred $1.4 million and $3.2 million of interest expense, respectively. During the three and nine months ended September 30, 2011, the Company incurred $0.2 million and $1.1 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2012 was $53,000 and $0.3 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2011 was $13,000 and $0.1 million of amortization of deferred financing costs, respectively. As of September 30, 2012 and December 31, 2011, the Company recorded interest payable of $0.4 million and $0.1 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for the Company’s notes payable outstanding as of September 30, 2012 (in thousands):

October 1, 2012 through December 31, 2012	$—
2013	157
2014	1,788
2015	2,551
2016	2,635
Thereafter	131,234
$138,365

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

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
The following were the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value (1)	Carrying Amount (1)	Fair Value (1)
Financial liabilities:
Notes payable	$138,365	$138,365	$141,676	$22,682	$23,077	$23,136
____________________
(1) Amounts do not include unsecured notes payable due to affiliate as it is not practicable to estimate the fair value due to its related party nature.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Disclosure of the fair value of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

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
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2012 and 2011, respectively, and any related amounts payable as of September 30, 2012 and December 31, 2011 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2012	2011	2012	2011	2012	2011
Expensed
Asset management fees	$470	$91	$978	$270	$—	$—
Reimbursable operating expenses (1)	30	12	59	42	7	—
Acquisition fees on real properties	—	—	1,507	—	—	—
Related party interest expense (2)	—	39	10	386	—	—
Property management fees (3)	34	—	64	—	—	—
Additional Paid-in Capital
Selling commissions	1,036	703	3,496	1,317	—	—
Dealer manager fees	497	338	1,720	635	—	—
Reimbursable other offering costs	668	660	3,260	1,245	—	36
	$2,735	$1,843	$11,094	$3,895	$7	$36
____________________
(1) In addition, our Advisor may seek reimbursement for employee costs under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These were the only employee costs reimbursable under the Advisory Agreement through September 30, 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(2) Related party interest expense relates to the Advisor Bridge Loan. See note 5, “Notes Payable.”
(3) See “— Property Management Agreement.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

From inception through September 30, 2012, the Company has recognized and paid $9.4 million in selling commissions and dealer manager fees and recognized $6.9 million of other organization and offering expenses related to the Offering, including $6.2 million of other organization and offering expenses incurred by the Advisor. As of September 30, 2012, all amounts incurred by the Advisor have been reimbursed.  From inception through September 30, 2012, the Company’s selling commissions, dealer manager fees, and organization and other offering costs were 14.7% of the gross offering proceeds. Additionally, as of September 30, 2012, the Company has recognized $0.7 million of other organization and offering costs related to the registration of the Follow-on Offering, including $7,000 that was incurred by the Advisor. Other organization and offering costs related to the registration of the Follow-on Offering are included in deferred financing costs, prepaid expenses and other assets in the accompanying consolidated balance sheets.
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
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2012 and 2011. The Company acquired four apartment complexes during the nine months ended September 30, 2012, which were accounted for as business combinations. The following unaudited pro forma information for the three and nine months ended September 30, 2012 and 2011 has been prepared to give effect to the acquisitions of Poplar Creek, The Residence at Waterstone, Legacy Crescent Park and Legacy at Martin’s Point as if the acquisitions occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on these dates, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$4,825	$5,162	$14,584	$14,809
Depreciation and amortization	$1,146	$1,136	$3,428	$8,211
Net loss	$(734)	$(6)	$(2,115)	$(5,848)
Net loss per common share, basic and diluted	$(0.08)	$—	$(0.27)	$(0.96)
Weighted-average number of common shares outstanding, basic and diluted	9,761,403	6,792,785	7,795,118	6,102,222
The unaudited pro forma information for the nine months ended September 30, 2012 was adjusted to exclude $2.9 million of acquisition costs incurred in 2012 related to the above properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

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
Status of Offering
The Company commenced its Offering on March 12, 2010. As of November 2, 2012, the Company had sold 11,609,675 shares of common stock in the Offering for gross offering proceeds of $115.3 million, including 216,511 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $2.1 million. Also as of November 2, 2012, the Company had redeemed 28,407 shares sold in the Offering for $0.3 million.
Distributions Paid
On October 15, 2012, the Company paid distributions of $0.6 million, which related to distributions declared for each day in the period from September 1, 2012 through September 30, 2012.
Distributions Declared
On November 6, 2012, the Company’s board of directors declared distributions based on daily record dates for the period from December 1, 2012 through December 31, 2012, which the Company expects to pay in January 2013, and distributions based on daily record dates for the period from January 1, 2013 through January 31, 2013, which the Company expects to pay in February 2013. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2012
(unaudited)

Investment and Financing Subsequent to September 30, 2012
Acquisition of Wesley Village
On November 6, 2012, the Company, through indirect wholly owned subsidiaries, purchased an apartment complex containing 301 units located on approximately 11.0 acres of land in Charlotte, North Carolina (“Wesley Village”) and a 3.8-acre parcel of undeveloped land adjacent to Wesley Village (the “Adjacent Land”). The seller is not affiliated with the Company or its advisors. The purchase price of Wesley Village was $43.8 million plus closing costs and the Adjacent Land was $2.0 million plus closing costs. The Company funded these acquisitions with proceeds from the Wesley Village Mortgage Loan (defined below) in the amount of $29.6 million and proceeds from the Offering.
Wesley Village is located in Charlotte, North Carolina adjacent to the Central Business District (CBD) and consists of 301 apartment units, encompassing 308,377 rentable square feet. At acquisition, Wesley Village was 93% occupied.
Financing of Wesley Village
On November 6, 2012, in connection with the acquisition of Wesley Village, the Company, through an indirect wholly owned subsidiary (the “Wesley Village Borrower”), entered into a multifamily note with Berkeley Point Capital LLC (the “Lender”) for borrowings of $29.6 million secured by Wesley Village (the “Wesley Village Mortgage Loan”). The Wesley Village Mortgage Loan matures on December 1, 2017 and bears interest at a fixed rate of 2.57%. Monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan, with the remaining principal balance and all accrued and unpaid interest due at maturity. The Wesley Village Borrower has the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium. The loan is fully assumable by a subsequent purchaser of Wesley Village.
KBSLPP, an indirect wholly owned subsidiary of the Company, is providing a limited guaranty of the Wesley Village Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Wesley Village Borrower is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Wesley Village Borrower or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Wesley Village Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Wesley Village Borrower under the Wesley Village Mortgage Loan.

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

•
We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our real property investments could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, limiting our ability to pay distributions to our stockholders.

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
We intend to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of September 30, 2012, we owned five apartment complexes.
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
As of September 30, 2012, we had sold 10,621,989 shares of common stock in our ongoing initial public offering for gross offering proceeds of $105.6 million, including 192,127 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $1.8 million. Also as of September 30, 2012, we had redeemed 27,707 shares sold in our ongoing initial public offering for $0.3 million.
On May 31, 2012, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering (the “Follow-on Offering”). Pursuant to the registration statement, as amended, we propose to register up to an additional $2,000,000,000 of shares of common stock for sale to the public. We also expect to register up to an additional $760,000,000 of shares pursuant to our dividend reinvestment plan. We currently expect to commence the Follow-on Offering during the first quarter of 2013.
Market Outlook ─ Multi-Family Real Estate and Finance Markets
The Great Recession of 2008 - 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends continued throughout 2011 as well as year-to-date in 2012.
According to the U.S. Bureau of Labor Statistics (BLS), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. Since 2009, employment has increased by nearly 4.2 million jobs (through September 2012). The BLS also reported that the unemployment rate peaked in 2009 at 10.0%. The unemployment rate was down to 9.4% by the end of 2010 and, as of September 2012, it was 7.8%.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

REIS, Inc. reported that apartment vacancies in the U.S. were 8.0% at the end of 2009. By the end of 2010, apartment vacancies had declined to 6.6%, and they have continued to decline since then, ending the third quarter of 2012 at 4.6% (REIS, Inc. — “Apartment First Glance,” 2012 Quarter 3). REIS also reported that effective rents for apartments were up by 2.3% in 2010 and 2011, in contrast to the decline in effective rents of 2.9% in 2009. Effective rents have continued to grow in 2012 at an annualized rate of 4.1% (through September).
Multifamily capitalization rates in the U.S. averaged 7.2% in December 2009 based on data from Real Capital Analytics (“RCA Historical Statistics by Month”). According to Witten Advisors, Class A capitalization rates were 5.3% in the second quarter of 2012.
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

•
Housing Shift — More people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 34.5% in the second quarter of 2012. This equates to approximately 3.9 million additional renter households in the U.S., according to Witten Advisors, over that time period.

Other positive factors for multifamily real estate investment include:

•
Diminished supply — According to Witten Advisors (“U.S. Apartment Markets Forecast,” Third Quarter 2012), multifamily rental construction starts in the U.S. were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. In 2011, rental construction starts in the U.S. were 167,000 units, still significantly below the approximately 250,000 starts a year average between 1997 and 2006. Multifamily rental construction starts are expected to remain below the number of units needed to support the growing U.S. population and the demands of the Echo and Baby Boomers for several years.

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
On December 9, 2010, we broke escrow in our ongoing initial public offering and through September 30, 2012 we had sold 10,621,989 shares for gross offering proceeds of $105.6 million, including 192,127 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $1.8 million. Also as of September 30, 2012, we had redeemed 27,707 shares sold in our ongoing initial public offering for $0.3 million. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.
As of September 30, 2012, we owned five apartment complexes. Our operating cash needs were met through cash flow generated by our real estate investments and proceeds from our ongoing initial public offering.
Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2012, our real estate property investments were 95% occupied.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2011, March 31, 2012, June 30, 2012 and September 2012 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
As of September 30, 2012, our total debt outstanding was $138.4 million. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing and other liabilities will be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2012, our total liabilities were approximately 65% of the cost (before depreciation or other noncash reserves) of our tangible assets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of September 30, 2012, we owned five apartment complexes. During the nine months ended September 30, 2012, net cash used in operating activities was $0.2 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired in 2012 for an entire period and as a result of anticipated future acquisitions of real estate and the related operations from those real estate acquisitions.
Cash Flows from Investing Activities
Net cash used in investing activities was $149.1 million for the nine months ended September 30, 2012 and consisted of the following:

•	$148.1 million for the acquisition of four apartment complexes; and

•	$1.0 million of improvements to real estate.
Cash Flows from Financing Activities
Net cash provided by financing activities was $159.2 million for the nine months ended September 30, 2012 and consisted primarily of the following:

•
$113.2 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $138.4 million, partially offset by $23.7 million of principal payments on our mortgage note payable and unsecured note payable due to affiliates and payments of deferred financing costs of $1.5 million;

•
$48.3 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $9.3 million;

•	$2.0 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $1.5 million; and

•	$0.3 million of cash used for redemptions of common stock.
Contractual Commitments and Contingencies
In order to execute our investment strategy, in addition to proceeds from our offering, we primarily utilize secured debt, and, to the extent available, may utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinance and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our initial public offering, we expect our debt financing and other liabilities to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. From time to time, our debt financing and other liabilities may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing or repayment of debt. As of September 30, 2012, our total liabilities were approximately 65% of the cost (before depreciation or other noncash reserves) of our tangible assets. See “Liquidity and Capital Resources” for further discussion.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following is a summary of our contractual obligations as of September 30, 2012 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$138,365	$—	$1,945	$5,186	$131,234
Interest payments on outstanding debt obligations (2)	33,184	1,324	10,474	10,184	11,202
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2012. We incurred interest expense of $3.3 million excluding amortization of deferred financing costs and premium on notes payable of $(0.1) million, for the nine months ended September 30, 2012.
Results of Operations
Our results of operations for the three and nine months ended September 30, 2012 are not indicative of those expected in future periods as we have not yet met our capital raise or investment goals. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital and make future acquisitions, which would have a significant impact on our future results of operations. We commenced real estate operations on October 26, 2010 after making our first investment. As of September 30, 2011, we owned one apartment complex and as of September 30, 2012, we owned five apartment complexes. We expect that rental income, depreciation expense, amortization expense, operating expenses, asset management fees, interest expense and net income will each increase in future periods as a result of anticipated future acquisitions of apartment communities.
Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2011
The following table provides summary information about our results of operations for the three months ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2012	2011
Rental income	$4,825	$1,356	$3,469	256%	$3,384	$85
Operating, maintenance, and management costs	1,444	375	1,069	285%	1,049	20
Real estate taxes and insurance	684	273	411	151%	422	(11)
Asset management fees to affiliate	470	91	379	416%	376	3
Property management fees to affiliate	34	—	34	100%	34	—
General and administrative expenses	450	298	152	51%	n/a	n/a
Depreciation and amortization expense	2,819	216	2,603	1,205%	2,593	10
Interest expense	1,378	244	1,134	465%	1,037	97
_____________________
(1) Represents the dollar amount increase for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 related to real estate investments acquired on or after July 1, 2011.
(2) Represents dollar amount increase for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 with respect to real estate investments owned by us during both periods.
Rental income increased from $1.4 million for the three months ended September 30, 2011 to $4.8 million for the three months ended September 30, 2012, primarily as a result of the growth in our real estate portfolio. Additionally, rental income from the real estate property owned by us during both periods increased by $85,000 due to an overall increase in rental rates. We expect that our rental income will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Property operating costs and real estate taxes and insurance increased from $0.6 million for the three months ended September 30, 2011 to $2.1 million for the three months ended September 30, 2012. The increase in property operating costs and real estate taxes and insurance was due to the growth in our real estate portfolio. We expect that our property operating costs and real estate taxes and insurance will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees with respect to our real estate investments increased from $91,000 for the three months ended September 30, 2011 to $0.5 million for the three months ended September 30, 2012, as a result of the growth in our real estate portfolio. All asset management fees incurred as of September 30, 2012 have been paid. We expect that our asset management fees will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Property management fees to affiliate were $34,000 for the three months ended September 30, 2012 and related to property management services for the four properties acquired during 2012. All property management fees incurred as of September 30, 2012 have been paid. We expect that property management fees to affiliate will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
General and administrative expenses increased from $0.3 million for the three months September 30, 2011 to $0.5 million for the three months ended September 30, 2012. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees and dividend processing costs. We expect general and administrative costs to increase in the future periods as we acquire additional real estate investments but to decrease as a percentage of total revenue.
Depreciation and amortization expense increased from $0.2 million for the three months ended September 30, 2011 to $2.8 million for the three months ended September 30, 2012. The increase in depreciation and amortization expenses was primarily due to the growth in our real estate portfolio. We expect that our depreciation and amortization expenses will increase in future periods as a result of anticipated future acquisitions of apartment communities.
Interest expense increased from $0.2 million for the three months ended September 30, 2011 to $1.4 million for the three months ended September 30, 2012. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in increased borrowings during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financings, and the opportunity to acquire real estate investments meeting our investment objectives; however, we expect it will increase over time due to additional borrowings on future acquisitions.
Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2011
The following table provides summary information about our results of operations for the nine months ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2012	2011
Rental income	$10,658	$3,987	$6,671	167%	$6,371	$300
Operating, maintenance, and management costs	2,914	1,111	1,803	162%	1,759	44
Real estate taxes and insurance	1,601	822	779	95%	812	(33)
Asset management fees to affiliate	978	270	708	262%	701	7
Property management fees to affiliate	64	—	64	100%	64	—
Real estate acquisition fees and expenses to affiliate	1,507	—	1,507	100%	1,507	—
Real estate acquisition fees and expenses	1,420	—	1,420	100%	1,420	—
General and administrative expenses	1,434	894	540	60%	n/a	n/a
Depreciation and amortization expense	5,975	1,671	4,304	258%	5,307	(1,003)
Interest expense	3,185	1,103	2,082	189%	1,984	98
_____________________
(1) Represents the dollar amount increase for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 related to real estate investments acquired on or after January 1, 2011.
(2) Represents dollar amount increase for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 with respect to real estate investments owned by us during both periods.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income increased from $4.0 million for the nine months ended September 30, 2011 to $10.7 million for the nine months ended September 30, 2012, primarily as a result of the growth in our real estate portfolio. Additionally, rental income from the real estate property owned by us during both periods increased by $0.3 million due to overall increase in rental rates. We expect that our rental income will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Property operating costs and real estate taxes and insurance increased from $1.9 million for the nine months ended September 30, 2011 to $4.5 million for the nine months ended September 30, 2012. The increase in property operating costs and real estate taxes and insurance was due to the growth in our real estate portfolio. We expect that our property operating costs and real estate taxes and insurance will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Asset management fees with respect to our real estate investments increased from $0.3 million for the nine months ended September 30, 2011 to $1.0 million for the nine months ended September 30, 2012, as a result of the growth in our real estate portfolio. All asset management fees incurred as of September 30, 2012 have been paid. We expect that our asset management fees will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Property management fees to affiliate were $64,000 for the nine months ended September 30, 2012 and related to property management services for the four properties acquired during 2012. All property management fees incurred as of September 30, 2012 have been paid. We expect that property management fees to affiliate will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Real estate acquisition fees and expenses to affiliate and non-affiliate were $2.9 million for the nine months ended September 30, 2012 and related to the acquisitions of four apartment complexes. We did not make any real estate investments during the nine months ended September 30, 2011. Real estate acquisition fees and expenses will vary in future periods based on acquisition activity.
General and administrative expenses increased from $0.9 million for the nine months ended September 30, 2011 to $1.4 million for the nine months ended September 30, 2012. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees and dividend processing costs. We expect general and administrative costs to increase in the future periods as we acquire additional real estate investments but to decrease as a percentage of total revenue.
Depreciation and amortization expense increased from $1.7 million for the nine months ended September 30, 2011 to $6.0 million for the nine months ended September 30, 2012. Depreciation and amortization expense increased by $5.3 million due to the growth in our real estate portfolio. This increase was offset by a $1.0 million decrease in depreciation and amortization from the property held throughout both periods due to a decrease in amortization of tenant origination costs related to in-place leases that were fully amortized in 2011. We expect that our depreciation and amortization expenses will increase in future periods as a result of anticipated future acquisitions of apartment communities.
Interest expense increased from $1.1 million for the nine months ended September 30, 2011 to $3.2 million for the nine months ended September 30, 2012. The increase in interest expense was due to the growth in our real estate portfolio resulting in increased borrowings during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Additionally, during the nine months ended September 30, 2012, we incurred some fees related to the early payoff of a mortgage loan, which was partially offset by the write-off of unamortized premium on the loan. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financings, and the opportunity to acquire real estate investments meeting our investment objectives; however, we expect it will increase over time due to additional borrowings on future acquisitions.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of September 30, 2012, selling commissions, dealer manager fees, and organization and other offering costs related to our ongoing initial public offering were 14.7% of the gross offering proceeds. Through September 30, 2012, we had sold 10,621,989 shares for gross offering proceeds of $105.6 million, all of which were sold in the primary offering, and recorded selling commissions and dealer manager fees of $9.4 million and organization and other offering costs of $6.2 million. Additionally, we incurred $0.7 million in organization and other offering costs related to the registration of the Follow-on Offering, which are included in deferred financing costs, prepaid expenses and other assets on our consolidated balance sheets.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(2,448)	$(141)	$(8,402)	$(1,884)
Depreciation of real estate assets	1,153	216	2,460	640
Amortization of lease-related costs	1,666	—	3,515	1,031
FFO	$371	$75	$(2,427)	$(213)

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
Significant Items Included in Net Loss:

•	Acquisition fees and expenses related to the purchase of real estate of approximately $2.9 million for the nine months ended September 30, 2012;

•
Interest expense from the amortization of deferred financing costs related to notes payable of approximately $53,000 and $0.3 million for the three and nine months ended September 30, 2012, respectively, and approximately $13,000 and $0.1 million for the three and nine months ended September 30, 2011, respectively; and

•
Interest expense from the amortization of the premium on notes payable of $(0.4) million for the nine months ended September 30, 2012 and $(19,000) and $(56,000) for the three and nine months ended September 30, 2011, respectively.

FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. For the nine months ended September 30, 2012, our negative FFO was due to limited operations as we owned only five real estate investments. We expect FFO to improve as we continue to grow.
Distributions
Until we have fully invested the proceeds of our primary offering, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from the issuance of common stock. Distributions declared, distributions paid and cash flows from (used in) operating activities were as follows for the first, second and third quarters of 2012 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows Provided by (Used in) Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2012	$907	$0.160	$449	$340	$789	$(1,899)
Second Quarter 2012	1,287	0.162	671	507	1,178	1,059
Third Quarter 2012	1,598	0.164	878	628	1,506	669
	$3,792	$0.486	$1,998	$1,475	$3,473	$(171)
_____________________
(1) Distributions for the period from January 1, 2012 through February 28, 2012 and March 1, 2012 through September 30, 2012 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.
(2) Assumes shares were issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. We have historically paid distributions for all record dates of a given month approximately 15 days following month end. However, commencing with distributions for November 2012 record dates (which are payable in December 2012), distributions will be paid on or about the first business day of the following month.
For the nine months ended September 30, 2012, we paid aggregate distributions of $3.5 million, including $2.0 million of distributions paid in cash and $1.5 million of distributions reinvested through our dividend reinvestment plan. Negative FFO for the nine months ended September 30, 2012 was $2.4 million and cash flow used in operations was $0.2 million. We funded our total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with $1.7 million of cash flows from operations and $1.8 million of debt financing. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreement. See the reconciliation of FFO to net loss above.
From inception through September 30, 2012, we paid aggregate distributions of $4.4 million, including net cash distributions and dividends reinvested by stockholders, and our cumulative net loss for the same period was $12.6 million. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward — Looking Statements,” “Market Outlook — Multi-Family Real Estate and Finance Markets” and “Results of Operations” herein, and the risks discussed herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
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
Status of Offering
We commenced our ongoing initial public offering on March 12, 2010. As of November 2, 2012, we had sold 11,609,675 shares of common stock in our ongoing initial public offering for gross offering proceeds of $115.3 million, including 216,511 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $2.1 million. Also as of November 2, 2012, we had redeemed 28,407 shares sold in our ongoing initial public offering for $0.3 million.
Distributions Paid
On October 15, 2012, we paid distributions of $0.6 million, which related to distributions declared for each day in the period from September 1, 2012 through September 30, 2012.
Distributions Declared
On November 6, 2012 our board of directors declared distributions based on daily record dates for the period from December 1, 2012 through December 31, 2012, which we expect to pay in January 2013, and distributions based on daily record dates for the period from January 1, 2013 through January 31, 2013, which we expect to pay in February 2013. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Investment and Financing Subsequent to September 30, 2012
Acquisition of Wesley Village
On November 6, 2012, we, through wholly indirect owned subsidiaries, purchased an apartment complex containing 301 units located on approximately 11.0 acres of land in Charlotte, North Carolina (“Wesley Village”) and a 3.8-acre parcel of undeveloped land adjacent to Wesley Village (the “Adjacent Land”). The seller is not affiliated with us or our advisors. The purchase price of Wesley Village was $43.8 million plus closing costs and the Adjacent Land was $2.0 million plus closing costs. We funded these acquisitions with proceeds from the Wesley Village Mortgage Loan (defined below) in the amount of $29.6 million and proceeds from our ongoing initial public offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Wesley Village is located in Charlotte, North Carolina adjacent to the Central Business District (CBD) and consists of 301 apartment units, encompassing 308,377 rentable square feet. At acquisition, Wesley Village was 93% occupied.
Financing of Wesley Village
On November 6, 2012, in connection with the acquisition of Wesley Village, we, through an indirect wholly owned subsidiary (the “Wesley Village Borrower”), entered into a multifamily note with Berkeley Point Capital LLC (the “Lender”) for borrowings of $29.6 million secured by Wesley Village (the “Wesley Village Mortgage Loan”). The Wesley Village Mortgage Loan matures on December 1, 2017 and bears interest at a fixed rate of 2.57%. Monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan, with the remaining principal balance and all accrued and unpaid interest due at maturity. The Wesley Village Borrower has the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium. The loan is fully assumable by a subsequent purchaser of Wesley Village.
KBSLPP, an indirect wholly owned subsidiary, is providing a limited guaranty of the Wesley Village Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Wesley Village Borrower is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Wesley Village Borrower or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Wesley Village Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Wesley Village Borrower under the Wesley Village Mortgage Loan.
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
We intend to borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2012, the fair value estimate of our fixed rate debt was $141.7 million and the carrying value of our fixed rate debt was $138.4 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2012. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2012, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt at September 30, 2012 was 3.7%. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2012.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of September 30, 2012, we had sold 10,621,989 shares of common stock in our ongoing initial public offering for gross offering proceeds of $105.6 million, including 192,127 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $1.8 million. Also as of September 30, 2012, we had redeemed 27,707 shares sold in our ongoing initial public offering for $0.3 million. As of September 30, 2012, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to our dealer manager, and our dealer manager reimburses all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our advisors and our dealer manager for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$9,384	Actual
Other underwriting compensation	1,012	Actual
Other organization and offering costs (excluding underwriting compensation) (1)	5,135	Actual
Total expenses	$15,531
Total offering proceeds	$105,609	Actual
Percentage of offering proceeds used to pay for organization and offering costs to affiliates	14.7%	Actual
_____________________
(1) Amount excludes $0.7 million of other organization and offering costs related to the registration of the Follow-on Offering, which are included in deferred financing costs, prepaid expenses and other assets on our consolidated balance sheets.
From the commencement of our ongoing initial public offering through September 30, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $90.1 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate, real estate-related loans, real estate-related debt securities and other real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; reserves required by any financings of our investments; future funding obligations under any real estate loans receivable we acquire; the acquisition or origination of assets, which would include payment of acquisition and origination fees to our advisor; the repayment of debt; and expenses related to our investments, such as purchasing a loan senior to ours to protect our junior position in the event of a default by the borrower on the senior loan, making protective advances to preserve collateral securing a loan, or making capital and tenant improvements or paying leasing costs and commissions related to real property. As of September 30, 2012, we have acquired $188.6 million in real estate, including $3.6 million of acquisition fees and expenses.

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
During the nine months ended September 30, 2012, we fulfilled all redemption requests and redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	10,107	$9.77	(3)
February 2012	1,000	10.00	(3)
March 2012	—	—	(3)
April 2012	1,000	10.00	(3)
May 2012	7,100	10.00	(3)
June 2012	6,500	10.00	(3)
July 2012	—	—	(3)
August 2012	—	—	(3)
September 2012	2,000	10.00	(3)
Total	27,707
_____________________
(1) We announced the adoption and commencement of the program on March 12, 2010.
(2) Pursuant to the program, as amended, we currently redeem shares at prices determined as follows:

•	The lower of $9.25 or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or 100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2012, we redeemed $0.3 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 30, 2012 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011 and redemptions through September 30, 2012, we may redeem up to $0.1 million of shares for the remainder of 2012.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	November 8, 2012	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	November 8, 2012	By:	/s/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer, Treasurer and Secretary
(principal executive officer)