Form 10-K
period 2012-12-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2013-02-26
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2012
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
Common Stock, $0.01 par value per share
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the Registrant’s shares of common stock.  The Registrant is currently conducting its ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers. There were approximately 8,867,543 shares of common stock held by non-affiliates as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.
 As of February 22, 2013, there were 14,963,876 outstanding shares of common stock of the Registrant.

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
We intend to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of December 31, 2012, we owned six apartment complexes.
KBS Capital Advisors LLC (“KBS Capital Advisors”) is our advisor. As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations and our portfolio of real estate assets. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors delegates certain advisory duties to a sub-advisor, KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), which is a joint venture among KBS Capital Advisors and Legacy Partners Residential Realty LLC. Notwithstanding such delegation to the Sub-Advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors makes recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, approves our property and real estate-related investments. KBS Capital Advisors, either directly or through the Sub-Advisor, will also provide asset‑management, marketing, investor-relations and other administrative services on our behalf. Our Sub-Advisor owns 20,000 shares of our common stock. We have no paid employees.
As of December 31, 2012, we had sold 12,882,304 shares of common stock in our ongoing initial public offering for gross offering proceeds of $127.9 million, including 271,507 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $2.6 million. Also as of December 31, 2012, we had redeemed 35,848 shares sold in our ongoing initial public offering for $0.4 million.
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
Although this is our target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we focus on the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that we are presented with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. However, we will attempt to invest in a portfolio that produces stable and attractive returns.
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
Description of Our Apartment Leases.  We expect that all of our apartment communities will lease to their tenants under similar lease terms. Consistent with the multi-family industry, we anticipate that our lease terms will range from month‑to‑month up to fourteen months. These terms provide maximum flexibility for us to implement rental increases when the market will bear such increases.
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

Investment Highlights
During 2012, we acquired:

•	one apartment community containing 196 units located in Schaumburg, Illinois for $27.2 million plus closing costs;

•	one apartment community containing 255 units located in Pikesville, Maryland for $64.7 million plus closing costs;

•	one apartment community containing 240 units located in Greer, South Carolina for $20.8 million plus closing costs;

•	one apartment community containing 256 units located in Lombard, Illinois for $35.5 million plus closing costs; and

•	one apartment community containing 301 units located in Charlotte, North Carolina for $45.8 million plus closing costs.

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
As of December 31, 2012, our total debt outstanding was $167.9 million. Once we have fully invested the proceeds of this offering, we expect our debt financing to be between 50% and 65% of the cost of our tangible assets (before deducting depreciation or other noncash reserves). There is no limitation on the amount we may borrow for the purchase of any single asset. Our charter limits our borrowings to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. We do not intend to exceed the leverage limit in our charter except in the early stages of development when the costs of our investments are most likely to exceed our net offering proceeds or to the extent financing in excess of our charter limit is available at attractive terms. From time to time, our debt financing may be below 50% of the cost of our tangible assets due to the lack of availability of debt financing. As of December 31, 2012, our borrowings and other liabilities were approximately 65% of the cost (before depreciation and other noncash reserves) of our tangible assets.
Market Outlook ─ Multi-Family Real Estate and Finance Markets
The Great Recession of 2008 - 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends continued throughout 2011 and 2012.
According to the U.S. Bureau of Labor Statistics (BLS), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. Since 2009, employment has increased by nearly 5.3 million jobs (through December 2012). The BLS also reported that the unemployment rate peaked in 2009 at 10.0%. The unemployment rate was down to 9.4% by the end of 2010 and, as of December 2012, it was 7.8%.
REIS, Inc. reported that apartment vacancies in the U.S. were 8.0% at the end of 2009. By the end of 2010, apartment vacancies had declined to 6.6%, and they have continued to decline since then, ending the fourth quarter of 2012 at 4.5% (REIS, Inc. - “Apartment First Glance,” 2012 Quarter 4). REIS also reported that effective rents for apartments were up by 2.3% in 2010 and 2011, in contrast to the decline in effective rents of 2.9% in 2009. Effective rents continued to grow in 2012 at an annualized rate of 3.8%.
Multifamily capitalization rates in the U.S. averaged 7.2% in December 2009 based on data from Real Capital Analytics (“RCA Historical Statistics by Month”). According to Witten Advisors, Class A capitalization rates were 5.2% in the third quarter of 2012.

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

•
Immigration - Foreign-born renters represented 18.9% of all renters in 2010 (U.S. Census Bureau, “2010 American Community Survey”). According to the U.S. Census Bureau, immigration is expected to add about 1.4 million individuals per year to the U.S. population. This immigration-driven increase in population, when combined with the natural U.S. population increase, will increase the demand for all types of housing, including apartments, over the next decade.

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

•
Housing Shift - More people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 34.6% at the end of 2012. This equates to approximately 3.96 million additional renter households in the U.S., according to Witten Advisors, over that time period.

Other positive factors for multifamily real estate investment include:

•
Diminished supply - According to Witten Advisors (“U.S. Apartment Markets Forecast,” Fourth Quarter 2012), multifamily rental construction starts in the U.S. were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. In 2011, rental construction starts in the U.S. increased to 167,000 units. Through October 2012, the latest data available at this time, U.S. rental construction starts totaled 191,000 units, still significantly below the approximately 250,000 starts a year average between 1997 and 2006. Multifamily rental construction starts are expected to stabilize at approximately 230,000 units per year in 2014.

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
Each of our real estate properties was subject to a Phase I environmental assessment at the time it was acquired. Our real estate properties are subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the properties. Based on our environmental diligence and assessments of our properties and our purchase of pollution and remediation legal liability insurance, we do not believe that environmental conditions at our properties are likely to have a material adverse effect on our operations.
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
Industry Segments
As of December 31, 2012, we had invested in six apartment complexes. Substantially all of our revenue and net income (loss) is from real estate, and therefore, we currently operate in one business segment.
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
Risks Related to an Investment in Us
Based on sales volume to date, we do not believe that we are likely to raise the maximum offering amount in our initial public offering. If we raise substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which may cause the value of our stockholders’ investment to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in our offering, therefore, could increase the risk that our stockholders will lose money in their investment.
Our initial public offering is being made on a “best efforts” basis, whereby the brokers participating in the offering have no firm commitment or obligation to purchase any of the shares. To date, the proceeds we have raised in the offering are lower than our sponsor and dealer manager originally expected. As a result, we do not believe that it is likely that we will raise the maximum offering amount in the initial public offering and expect to commence a follow-on offering during the first quarter of 2013.
We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. If the dealer manager is unable to significantly increase the amount of proceeds raised in this offering, we will make fewer investments than originally intended resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. In that case, adverse developments with respect to a single property, or a geographic region, would have a greater adverse impact on our operations than they otherwise would. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of our revenue, reducing our net income and limiting our ability to pay distributions to our stockholders.
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
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of KBS Capital Advisors, our advisor, in the acquisition of our investments, including the determination of any financing arrangements. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We are also subject to competition in seeking to acquire real estate-related investments. The more shares we sell in our public offerings, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. Our investors must rely entirely on the management abilities of KBS Capital Advisors, the property managers KBS Capital Advisors selects and the oversight of our board of directors. We can give no assurance that KBS Capital Advisors will be successful in obtaining suitable investments on financially attractive terms or that, if KBS Capital Advisors makes investments on our behalf, our objectives will be achieved. If we, through KBS Capital Advisors, are unable to find suitable investments promptly, we will hold the proceeds from this offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
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
Looking forward, it is uncertain whether mortgage delinquencies have yet to peak.  Liquidity in the global credit market has been severely reduced by market disruptions, and new lending is expected to remain subdued in the near term.  We intend to rely on debt financing to finance our properties. As a result of the credit market turmoil, we may not be able to obtain debt financing at attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals.
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
If we raise substantially less than the maximum offering amount in our initial public offering, we will be limited in the number and type of investments we make and the value of our stockholders’ investment in us will fluctuate with the performance of the specific assets we acquire.
Our common stock is being offered on a “best efforts” basis, meaning that our dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of the shares. As a result, there is no assurance that we will raise the maximum offering amount and the amount of proceeds we raise in our initial public offering may be substantially less than the amount we would need to achieve a fully diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic location of investments that we make. In that case, the likelihood that any single property’s performance would adversely affect our profitability will increase. If most of our properties are located in a single geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in this offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to pay distributions to our stockholders.

Organizational and offering costs as a percentage of gross offering proceeds in the follow-on offering will be higher if we raise less than the maximum offering amount in our follow-on offering.
We reimburse our advisor for organization and offering costs it may incur on our behalf, but only to the extent that the reimbursement would not cause the sales commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15% of the gross proceeds from the primary offering as of the date of the reimbursement. If we are able to raise the maximum amount of $2,000,000,000 in the primary follow-on offering, we estimate that our organizational and offering costs (excluding sales commissions and the dealer manager fee) will be approximately $17,344,061, which would equate to 0.63% of gross offering proceeds. However, if we raise less than the maximum offering amount, our organizational and offering costs as a percentage of gross offering proceeds would increase from this estimate and the percentage of offering proceeds available for investment would decrease accordingly. In our initial public offering, we expect to raise substantially less than the maximum offering amount and as a result the sales commissions, the dealer manager fee and the other organization and offering expenses borne by us amounted in the aggregate to 13.9% of the gross proceeds from the primary offering as of December 31, 2012. Based on the sales volume experienced in our initial public offering, it is reasonable to expect that we may not be able to raise the maximum offering amount in our follow-on offering and consequently, that the other organizational and offering expenses borne by us (excluding sales commissions and dealer manager fees) will be higher than 0.63% of gross offering proceeds. To the extent that our other organizational and offering expenses are greater than anticipated, the amount of offering proceeds available for investment will be reduced which may have an adverse effect on our results of operations and our ability to pay distributions to our stockholders.
We are a recently formed company with a limited operating history, which makes our future performance difficult to predict.
We are a recently formed company and have a limited operating history. We were incorporated in the State of Maryland on July 31, 2009. We broke escrow in our ongoing initial public offering in December 2010. As of February 26, 2013, we owned seven apartment community properties. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our sponsors.
KBS REIT I was the first publicly offered investment program sponsored by our KBS sponsors. Our Legacy sponsors have not sponsored another publicly offered investment program during the last 15 years. The private KBS- and Legacy‑sponsored programs were not subject to the up-front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that will apply to us. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and they should not assume that it will be similar to the prior performance of other KBS- or Legacy-sponsored programs. Our limited operating history and the differences between us and the private KBS- and Legacy-sponsored programs significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.
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

We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flow from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions from the sale of assets. To the extent that we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investment in real estate properties and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations.
For the year ended December 31, 2012, we paid aggregate distributions of $5.3 million, including $3.1 million of distributions paid in cash and $2.2 million of distributions reinvested through our dividend reinvestment plan. Negative FFO for the year ended December 31, 2012 was $2.2 million and cash flow used in operations was $1.5 million. We funded our total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with $1.7 million of cash flows from operations (33%) and $3.6 million of debt financing (67%). For the year ended December 31, 2012, funds from operations represented 0% of total distributions paid.
From inception through December 31, 2012, we have experienced annual net losses which could adversely impact our ability to conduct operations, make investments and pay distributions.
From inception through December 31, 2012, we have had a cumulative net loss of $14.4 million. In the event that we continue to incur net losses in the future or such losses increase, we will have less money available to make investments and pay distributions, and our financial condition, results of operations, cash flow and ability to service our indebtedness may be adversely impacted.
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
If we internalize our management functions, we could incur significant costs, your interest in us could be diluted and our operations could suffer.
Due to the public market’s apparent preference for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. The method by which we could internalize these functions could take many forms. Given our advisor’s familiarity with our assets and operations, we may hire key real estate professionals and other employees at our advisor and its affiliates and purchase information technology and other infrastructure (such as office space and furnishings) necessary for our business. The individuals and assets may or may not be affiliated with our advisor and may be hired or acquired in separate negotiations or as a group. We may choose to hire the individuals who are most familiar with our business and to acquire the infrastructure that our business then utilizes by entering into a business combination transaction with our advisor or one of its affiliates. The consideration for such individuals would be negotiated at the time of the transaction, which negotiations may result in such individuals receiving more compensation from us than they currently receive from our advisor.
If we hire non-affiliates to become our executives and employees, their lack of familiarity with our portfolio and business could adversely affect our operations and the value of your investment. However, even if we hire individuals familiar with us, we are not likely to secure the services of all of the individuals who currently perform services on our behalf. Therefore, our operations may also suffer even if we hire those who are familiar with our business.

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
Our advisor is also the external advisor of KBS REIT III, which is raising capital in an ongoing public offering of common stock. KBS Capital Markets Group, the affiliated dealer manager of our KBS sponsors and the dealer manager for our offering, also acts as the dealer manager for the KBS REIT III offering. In addition, other future programs that our sponsors may decide to sponsor may seek to raise capital through public or private offerings conducted concurrently with our offering. As a result, our sponsors and our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous public offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our sponsors will be raising capital and which might compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment in our shares.

Our sponsors, our officers, KBS Capital Advisors and the real estate professionals assembled by our advisor will face competing demands relating to their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on our sponsors, our officers, KBS Capital Advisors and on real estate professionals that our advisor retains to provide services to us, for the day-to-day operation of our business. Messrs. Bren, McMillan and Snyder and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II and KBS REIT III, and Mr. Bren is an executive officer of KBS Realty Advisors and its affiliates, the advisors of the other KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. In addition, Messrs. McMillan and Snyder and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT. Mr. Butcher is Chairman of the Board of Legacy Partners Residential, Inc., a firm that, together with Legacy Partners Commercial, LLC and other affiliated entities, manages a commercial and residential real estate portfolio currently valued in excess of $6.0 billion. Mr. Butcher is integral to the management of Legacy Partners Realty Funds I, II & III. Mr. Henry is Chief Executive Officer of Legacy Partners Residential, Inc., for which Mr. Hays acts as President. As a result of their interests in other programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, on behalf of themselves and others, Messrs. Bren, Butcher, Henry, Hays, McMillan and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us and other KBS- and Legacy-sponsored programs and other business activities in which they are involved. Should our advisor breach its fiduciary duty to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments, and the value of our stockholders’ investment, may decline.
All of our executive officers, some of our directors and the key real estate professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in affiliates of our sponsors, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and key real estate professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the sub-advisor, our dealer manager and other sponsor-affiliated entities. Through sponsor-affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate-related assets. Through KBS Capital Advisors and KBS Realty Advisors some of these persons work on behalf of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT and other KBS-sponsored programs. And through Legacy Residential and Legacy Commercial affiliated entities some of these persons serve as managers for Legacy Partners Realty Fund I, Legacy Partners Realty Fund II, Legacy Partners Realty Fund III and other institutional investors. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that breach their fiduciary duties to us and is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
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

The prices at which we will initially redeem shares under the program are as follows:

•	92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
Notwithstanding the above, once we establish an estimated value per share of our common stock for a purpose other than to set the price to acquire a share in our primary offering or a follow-on public offering, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities — whether through this offering or follow-on public offerings — and have not done so for up to 18 months. These restrictions would severely limit our stockholders’ ability to sell their shares should they require liquidity and would limit their ability to recover the value they invested.
Because the offering price in our ongoing initial public offering exceeds our net tangible book value per share, investors in our offering will experience immediate dilution in the net tangible book value of their shares.
We are currently offering shares in our ongoing initial public offering at $10.00 per share, with discounts available to certain categories of purchasers. Our current offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) the substantial fees paid in connection with our initial public offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, (ii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments and (iii) general and administrative expenses. As of December 31, 2012, our net tangible book value per share was $6.90. To the extent we are able to raise substantial proceeds in our ongoing initial public offering, the expenses that cause dilution of the net tangible book value per share are expected to decrease on a per share basis, resulting in increases in the net tangible book value per share. This increase would be partially offset by increases in depreciation and amortization of our real estate investments.
Our current offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, the factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time. We expect to establish an updated offering price for shares of common stock to be sold in the Company’s initial public offering shortly.
The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the program). The current maximum price that may be paid under the program is $10.00 per share, which is the current offering price of our shares of common stock in our primary public offering (ignoring purchase price discounts for certain categories of purchasers) and the initial estimated value of our shares of common stock as disclosed to assist FINRA members and their associated persons that participate in our public offering, pursuant to FINRA Rule 2310. Although this initial estimated value represents the most recent price at which most investors are willing to purchase shares in our primary public offering, this reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.00 per share, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

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
KBS Capital Advisors and its affiliates will perform services for us in connection with the selection, acquisition, management, and administration of our investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of our stockholders’ investment and will reduce the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in the primary offering of our initial public offering and assuming a $10.00 purchase price for shares sold in the primary offering, we estimate that we will use 83.66% to 88.09% of the gross proceeds from the primary offering, or between $8.37 and $8.81 per share, for investments.
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
Although we presently intend to complete a transaction providing liquidity to stockholders by January 31, 2020, our charter does not require our board of directors to pursue such a liquidity event. Market conditions and other factors could cause us to delay the listing of our shares on a national securities exchange or delay the commencement of our liquidation beyond January 31, 2020. If our board of directors does determine to pursue our liquidation policy, we would be under no obligation to conclude the process within a set time. The timing of the sale of assets will depend on real estate and financial markets, economic conditions in the areas in which properties are located, and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate all assets. After we adopt a plan of liquidation, we would remain in existence until all properties and assets are liquidated. If we do not pursue a liquidity event, or delay such an event due to market conditions, our stockholders’ shares may continue to be illiquid and they may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment.
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
Our policies do not limit us from incurring debt until our borrowings and other liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other noncash reserves) and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of December 31, 2012, our total liabilities were approximately 65% of the cost (before depreciation or other noncash reserves) of our tangible assets. During the early stages of this offering, we expect that our conflicts committee will approve debt in excess of this limit. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

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
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain). From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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
The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this rate. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
As of December 31, 2012, we owned six apartment complexes containing 1,752 units and encompassing 1.7 million rentable square feet, which were 95% occupied. The following is a summary of our real estate properties as of December 31, 2012:

Property	Location	Date Acquired	Number of Units	Monthly Rent (1)	Occupancy (2)	Average Monthly Rent per Leased Unit (3)
Legacy at Valley Ranch	Irving, TX	10/26/2010	504	$452,372	97%	$925.10
Poplar Creek	Schaumburg, IL	02/09/2012	196	219,191	95%	1,178.45
The Residence at Waterstone	Pikesville, MD	04/06/2012	255	437,843	94%	1,824.34
Legacy Crescent Park	Greer, SC	05/03/2012	240	183,225	97%	789.76
Legacy at Martin’s Point	Lombard, IL	05/31/2012	256	267,276	91%	1,152.05
Wesley Village	Charlotte, NC	11/06/2012	301	322,002	93%	1,154.13
			1,752	$1,881,909	95%	$1,130.68
_____________________
(1) Monthly rent is based on the aggregate contractual rent from tenant leases in effect as of December 31, 2012, adjusted to reflect any contractual tenant concessions.
(2) Occupancy percentage is calculated as the number of occupied units divided by the total number of units of the property as of December 31, 2012.
(3) Monthly rent per leased unit is calculated as the aggregate contractual rent from leases in effect as of December 31, 2012, adjusted to reflect any contractual tenant concessions, divided by the number of leased units.

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
Stockholder Information
As of February 22, 2013, we had 15.0 million shares of common stock outstanding held by a total of 4,677 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in the initial public offering of our common stock, pursuant to FINRA Conduct Rule 5110, we will disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For this purpose, the estimated value of our shares of common stock is $10 per share as of December 31, 2012. The basis for this valuation is the current public offering price of $10 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our initial public offering (ignoring purchase price discounts for certain categories of purchasers) or a follow-on public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities — whether through our initial public offering or follow-on public offerings — and have not done so for up to 18 months. If our board of directors determines that it is in our best interest, we may conduct follow-on offerings upon the termination of our initial public offering. Our charter does not restrict our ability to conduct offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.)
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
During 2011 and 2012, we declared distributions based on daily record dates for each day during the period commencing January 1, 2011 through February 28, 2012 and March 1, 2012 through December 31, 2012. Distributions for all record dates of a given month are paid approximately 15 days after month-end. However, commencing with distributions for November 2012 record dates, distributions are paid on or about the first business day of the following month. Distributions declared during 2011 and 2012, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$907	$1,287	$1,598	$1,932	$5,724
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on Purchase Price of $10.00 Per Share	6.5%	6.5%	6.5%	6.5%	6.5%

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$79	$177	$300	$571	$1,127
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on Purchase Price of $10.00 Per Share	6.5%	6.5%	6.5%	6.5%	6.5%
The tax composition of our distributions declared for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Ordinary Income	0%	0%
Return of Capital	100%	100%
Total	100%	100%
On November 6, 2012, our board of directors declared distributions based on daily record dates for the period from January 1, 2013 through January 31, 2013, which we paid in February 2013.  On January 18, 2013, our board of directors declared distributions based on daily record dates for the period from February 1, 2013 through February 28, 2013, which we expect to pay in March 2013 and distributions based on daily record dates for the period from March 1, 2013 through March 31, 2013, which we expect to pay in April 2013.  On February 25, 2013, our board of directors declared distributions based on daily record dates for the period from April 1, 2013 through April 30, 2013, which we expect to pay in May 2013, and distributions based on daily record dates for the period from May 1, 2013 through May 31, 2013, which we expect to pay in June 2013.  Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.  Distributions for these periods are calculated based on stockholders of record each day during the distribution period at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.

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
As of December 31, 2012, we had sold 12,882,304 shares of common stock in our ongoing initial public offering for gross offering proceeds of $127.9 million, including 271,507 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $2.6 million. Also as of December 31, 2012, we had redeemed 35,848 shares sold in our ongoing initial public offering for $0.4 million. As of December 31, 2012, we had incurred selling commissions, dealer manager fees and other organization and offering costs in the amounts set forth below. We pay selling commissions and dealer manager fees to our dealer manager, and our dealer manager reimburses all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our advisors and our dealer manager for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$11,194	Actual
Other underwriting compensation	1,289	Actual
Other organization and offering costs (excluding underwriting compensation) (1)	5,237	Actual
Total expenses	$17,720
Total offering proceeds	$127,913	Actual
Percentage of offering proceeds used to pay for organization and offering costs to affiliates	13.9%	Actual
_____________________
(1) Amount excludes $0.9 million of other organization and offering costs related to the registration of the Follow-on Offering, which are included in deferred financing costs, prepaid expenses and other assets on our consolidated balance sheets.
From the commencement of our ongoing initial public offering through December 31, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $110.2 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; development costs; capital expenditures; tenant improvement costs and other funding obligations. As of December 31, 2012, we have acquired $234.2 million in real estate, including $4.2 million of acquisition fees and expenses.
During the fiscal year ended December 31, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933.

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

We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders. We are announcing an amendment to the share redemption program in this annual report, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Share Redemption Program.”

During the year ended December 31, 2012, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	10,107	$9.77	(3)
February 2012	1,000	10.00	(3)
March 2012	—	—	(3)
April 2012	1,000	10.00	(3)
May 2012	7,100	10.00	(3)
June 2012	6,500	10.00	(3)
July 2012	—	—	(3)
August 2012	—	—	(3)
September 2012	2,000	10.00	(3)
October 2012	700	9.25	(3)
November 2012	4,665	9.25	(3)
December 2012	2,776	9.25	(3)
Total	35,848
_____________________
(1) We announced the adoption and commencement of the program on March 12, 2010. We announced an amendment to the program on January 18, 2013 (which amendment became effective on February 17, 2013). In this annual report, we are announcing a further amendment to the program adopted on February 25, 2013 (which amendment will be effective as of March 28, 2013), see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent — Share Redemption Program.”
(2) Pursuant to the program, during the year ended December 31, 2012, we redeemed shares at prices determined as follows:

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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. As of December 31, 2012, we had redeemed $0.4 million of shares of common stock, which represented the dollar value of the number of shares that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan in 2011. As of December 31, 2012, we had 24,150 shares of outstanding and unfulfilled redemption requests and recorded $0.2 million of other liabilities on the accompanying consolidated balance sheets related to these unfulfilled redemption requests. Effective January 2013, this limitation was re-set, and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012, we have $2.2 million of shares available for redemption in 2013. We redeemed the remaining outstanding and unfulfilled redemptions as of December 31, 2012 of $0.2 million on the January 31, 2013 redemption date.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2012, 2011, 2010 and 2009, for the years ended December 31, 2012, 2011, 2010 and for the period from July 31, 2009 (inception) to December 31, 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except share and per share amounts):

	As of December 31,
	2012	2011	2010	2009
Balance sheet data
Total real estate, net	$222,575	$34,592	$35,887	$—
Total assets	261,850	60,521	40,376	199
Total liabilities	173,272	25,990	39,336	—
Redeemable common stock	2,006	350	—	—
Total stockholders’ equity	86,572	34,181	1,040	199
	For the Years Ended December 31,			For the Period from July 31, 2009 (inception) to December 31, 2009
	2012	2011	2010
Operating data
Total revenues	$16,105	$5,372	$928	$—
Net loss	(10,233)	(2,093)	(2,054)	(1)
Net loss per common share - basic and diluted	(1.16)	(1.21)	(50.02)	(0.05)
Other data
Cash flows used in operating activities	$(1,533)	$(845)	$(540)	$(1)
Cash flows used in investing activities	(196,336)	(1,595)	(12,965)	—
Cash flows provided by financing activities	206,646	22,387	16,431	200
Distributions declared	5,724	1,127	10	—
Distributions declared per common share (1)	0.650	0.650	0.028	—
Weighted-average number of common shares outstanding, basic and diluted	8,801,166	1,734,410	41,063	20,000
Reconciliation of funds from operations (2)
Net loss	$(10,233)	$(2,093)	$(2,054)	$(1)
Depreciation of real estate assets	3,841	858	207	—
Amortization of lease-related costs	4,171	1,032	552	—
FFO	$(2,221)	$(203)	$(1,295)	$(1)
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day from December 16, 2010 through December 31, 2012. Distributions for the period from December 16, 2010 through February 28, 2012 and March 1, 2012 through December 31, 2012 are based on daily record dates and calculated at a rate of $0.00178082 per share per day.
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
We intend to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of December 31, 2012, we owned six apartment complexes.
KBS Capital Advisors LLC (“KBS Capital Advisors”) is our advisor. As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations and our portfolio of real estate assets. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors delegates certain advisory duties to a sub-advisor, KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), which is a joint venture among KBS Capital Advisors and Legacy Partners Residential Realty LLC. Notwithstanding such delegation to the Sub-Advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors makes recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, approves our property and real estate-related investments. KBS Capital Advisors, either directly or through the Sub-Advisor, will also provide asset‑management, marketing, investor-relations and other administrative services on our behalf. Our Sub-Advisor owns 20,000 shares of our common stock. We have no paid employees.
As of December 31, 2012, we had sold 12,882,304 shares of common stock in our ongoing initial public offering for gross offering proceeds of $127.9 million, including 271,507 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $2.6 million. Also as of December 31, 2012, we had redeemed 35,848 shares sold in our ongoing initial public offering for $0.4 million. We expect to announce and implement an updated primary offering selling price for new purchases of common stock in our initial public offering on March 4, 2013.
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
Market Outlook ─ Multi-Family Real Estate and Finance Markets
The Great Recession of 2008 - 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends continued throughout 2011 as well as year-to-date in 2012. Further, in the mid to long‑term, there are several trends that we expect will increase the fundamentals of and demand for multifamily housing. For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Multi-Family Real Estate and Finance Markets.”

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
On December 9, 2010, we broke escrow in our ongoing initial public offering and through December 31, 2012 we had sold 12,882,304 shares for gross offering proceeds of $127.9 million, including 271,507 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $2.6 million. Also as of December 31, 2012, we had redeemed 35,848 shares sold in our ongoing initial public offering for $0.4 million. If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our initial public offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.
As of December 31, 2012, we owned six apartment complexes. Our operating cash needs were met through cash flow generated by our real estate investments and proceeds from our ongoing initial public offering.
Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2012, our real estate property investments were 95% occupied.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2012, June 30, 2012, September 2012 and December 31, 2012 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
As of December 31, 2012, our total debt outstanding was $167.9 million. Once we have fully invested the proceeds of our initial public offering, we expect that our debt financing and other liabilities will be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2012, our borrowings and other liabilities were approximately 65% of the cost (before depreciation or other noncash reserves) of our tangible assets.
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

Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of December 31, 2012, we owned six apartment complexes. During the year ended December 31, 2012, net cash used in operating activities was $1.5 million. We expect that our cash flows from operating activities will increase in future years as a result of owning the assets acquired in 2012 for an entire period and as a result of anticipated future acquisitions of real estate and the related operations from those real estate acquisitions.
Cash Flows from Investing Activities
Net cash used in investing activities was $196.3 million for the year ended December 31, 2012 and consisted of the following:

•	$193.9 million for the acquisition of five apartment complexes;

•	$1.9 million of improvements to real estate; and

•	$0.5 million of escrow deposits for future real estate acquisitions.
Cash Flows from Financing Activities
Net cash provided by financing activities was $206.6 million for the year ended December 31, 2012 and consisted primarily of the following:

•
$142.5 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $167.9 million, partially offset by $23.7 million of principal payments on our mortgage note payable and unsecured note payable due to affiliates and payments of deferred financing costs of $1.7 million;

•
$67.5 million of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $11.6 million;

•	$3.0 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $2.2 million; and

•	$0.4 million of cash used for redemptions of common stock.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2012 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)	$167,940	$787	$5,509	$32,935	$128,709
Interest payments on outstanding debt obligations (2)	35,946	6,014	11,845	11,405	6,682
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2012. We incurred interest expense of $4.7 million excluding amortization of deferred financing costs and premium on notes payable of $(9,000), for the year ended December 31, 2012. Also included in the interest expense for the year ended December 31, 2012 was $0.5 million in early termination fees relating to the early payoff of the initial loan secured by Legacy at Valley Ranch on March 7, 2012.
Results of Operations
Our results of operations for the year ended December 31, 2012 are not indicative of those expected in future periods as we have not yet met our capital raise or investment goals. We have not yet invested all of the proceeds from our offering received to date and expect to continue to raise additional capital and make future acquisitions, which would have a significant impact on our future results of operations. We commenced real estate operations on October 26, 2010 after making our first investment. As of December 31, 2011, we owned one apartment complex and as of December 31, 2012, we owned six apartment complexes. The results of operations for the years ended December 31, 2012, 2011 and 2010 are not directly comparable as we were still investing the proceeds from our initial public offering during those periods. We expect that rental income, depreciation expense, amortization expense, operating expenses, asset management fees, interest expense and net income will each increase in future periods as a result of anticipated future acquisitions of apartment communities.

Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011
The following table provides summary information about our results of operations for the years ended December 31, 2012 and 2011 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2012	2011
Rental income	$16,105	$5,372	$10,733	200%	$10,360	$373
Operating, maintenance, and management costs	4,273	1,503	2,770	184%	2,749	21
Real estate taxes and insurance	2,311	985	1,326	135%	1,283	43
Asset management fees to affiliate	1,521	362	1,159	320%	1,150	9
Property management fees to affiliate	106	—	106	100%	106	—
Real estate acquisition fees and expenses to affiliate	1,969	—	1,969	100%	1,969	—
Real estate acquisition fees and expenses	1,584	23	1,561	6,787%	1,584	(23)
General and administrative expenses	1,898	1,384	514	37%	n/a	n/a
Depreciation and amortization expense	8,012	1,890	6,122	324%	7,116	(994)
Interest expense	4,688	1,323	3,365	254%	3,146	219
_____________________
(1) Represents the dollar amount increase for the year ended December 31, 2012 compared to the year ended December 31, 2011 related to real estate investments acquired on or after January 1, 2011.
(2) Represents dollar amount increase for the year ended December 31, 2012 compared to the year ended December 31, 2011 with respect to real estate investments owned by us during both periods.
Rental income increased from $5.4 million for the year ended December 31, 2011 to $16.1 million for the year ended December 31, 2012, primarily as a result of the growth in our real estate portfolio. Additionally, rental income from the real estate property owned by us during both periods increased by $0.4 million due to an overall increase in rental rates. We expect that our rental income will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Property operating costs and real estate taxes and insurance increased from $2.5 million for the year ended December 31, 2011 to $6.6 million for the year ended December 31, 2012. The increase in property operating costs and real estate taxes and insurance was primarily due to the growth in our real estate portfolio. We expect that our property operating costs and real estate taxes and insurance will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Asset management fees with respect to our real estate investments increased from $0.4 million for the year ended December 31, 2011 to $1.5 million for the year ended December 31, 2012, as a result of the growth in our real estate portfolio. All asset management fees incurred as of December 31, 2012 have been paid. We expect that our asset management fees will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities. On January 8, 2013, we entered into an amendment to the advisory agreement with our advisor to defer our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013, subject to certain conditions. See further discussion at “Subsequent Events - Amendment to the Advisory Agreement.”
Property management fees to affiliate were $0.1 million for the year ended December 31, 2012 and related to property management services for the five properties acquired during 2012. All property management fees incurred as of December 31, 2012 have been paid. We expect that property management fees to affiliate will increase in future periods as a result of owning the assets acquired during 2012 for an entire period and anticipated future acquisitions of apartment communities.
Real estate acquisition fees and expenses to affiliate and non-affiliate were $3.6 million for the year ended December 31, 2012 and related to the acquisitions of five apartment complexes. We did not make any real estate investments during the year ended December 31, 2011. Real estate acquisition fees and expenses will vary in future periods based on acquisition activity.
General and administrative expenses increased from $1.4 million for the year ended December 31, 2011 to $1.9 million for the year ended December 31, 2012. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees and dividend processing costs. We expect general and administrative costs to increase in the future periods as we acquire additional real estate investments but to decrease as a percentage of total revenue.

Depreciation and amortization expense increased from $1.9 million for the year ended December 31, 2011 to $8.0 million for the year ended December 31, 2012. Depreciation and amortization expense increased by $7.1 million due to the growth in our real estate portfolio. This increase was offset by a $1.0 million decrease in depreciation and amortization from the property held throughout both periods due to a decrease in amortization of tenant origination costs related to in-place leases that were fully amortized in 2011. We expect that our depreciation and amortization expenses will increase in future periods as a result of anticipated future acquisitions of apartment communities.
Interest expense increased from $1.3 million for the year ended December 31, 2011 to $4.7 million for the year ended December 31, 2012. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in increased borrowings during the year ended December 31, 2012 compared to the year ended December 31, 2011. Additionally, during the year ended December 31, 2012, we incurred some fees related to the early payoff of a mortgage loan, which was partially offset by the write-off of unamortized premium on the loan. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing initial public offering, the availability and cost of debt financings, and the opportunity to acquire real estate investments meeting our investment objectives; however, we expect it will increase over time due to additional borrowings on future acquisitions.
Comparison of the year ended December 31, 2011 versus the year ended December 31, 2010
We commenced real estate operations on October 26, 2010 after making our first investment. For the years ended December 31, 2011 and 2010, total revenues, all of which were generated from our one real estate investment, were $5.4 million and $0.9 million, respectively. Total expenses directly related to our real estate investment during the year ended December 31, 2011 were $6.1 million, consisting of $1.5 million in property operating costs, $1.0 million of real estate taxes and insurance, $0.4 million of asset management fees, $1.9 million of depreciation and amortization and $1.3 million of interest expense. Total expenses directly related to our real estate investment during the year ended December 31, 2010 were $2.3 million, consisting of $0.3 million in property operating costs, $0.2 million of real estate taxes and insurance, $0.1 million of asset management fees, $0.7 million of depreciation and amortization, $0.4 million of interest expense and real estate acquisition fees and expenses of $0.6 million. The increase in revenues and expenses from the year ended December 31, 2010 to December 31, 2011 were a result of owning the asset acquired in 2010 for an entire period in 2011.
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
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our offering as of the date of reimbursement. As of December 31, 2012, selling commissions, dealer manager fees, and organization and other offering costs related to our ongoing initial public offering were 13.9% of the gross offering proceeds. Through December 31, 2012, we had sold 12,882,304 shares for gross offering proceeds of $127.9 million, all of which were sold in the primary offering, and recorded selling commissions and dealer manager fees of $11.2 million and organization and other offering costs of $6.5 million. Additionally, we incurred $0.9 million in organization and other offering costs related to the registration of the Follow-on Offering, which are included in deferred financing costs, prepaid expenses and other assets on our consolidated balance sheets.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table for the years ended December 31, 2012 and 2011 (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Net loss	$(10,233)	$(2,093)	$(2,054)
Depreciation of real estate assets	3,841	858	207
Amortization of lease-related costs	4,171	1,032	552
FFO	$(2,221)	$(203)	$(1,295)
Set forth below is additional information related to certain items included in net loss above, which may be helpful in assessing our operating results. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.
Significant Items Included in Net Loss:

•	Acquisition fees and expenses related to the purchase of real estate of approximately $3.6 million and $0.6 million for the years ended December 31, 2012 and 2010, respectively;

•
Interest expense from the amortization of deferred financing costs related to notes payable of approximately $0.4 million, $0.1 million and $61,000 for the years ended December 31, 2012, 2011 and 2010, respectively; and

•	Interest expense from the amortization of the premium on notes payable of $(0.4) million, $(75,000) and $(19,000) for the years ended December 31, 2012, 2011 and 2010, respectively.
FFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements and deferred leasing costs. For the year ended December 31, 2012, our negative FFO was due to limited operations as we owned only six real estate investments. We expect FFO to improve as we continue to grow.

Distributions
Until we have fully invested the proceeds of our primary offering, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from the issuance of common stock. Distributions declared, distributions paid and cash flows from (used in) operating activities were as follows during 2012 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows Provided by (Used in) Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2012	$907	$0.160	$449	$340	$789	$(1,899)
Second Quarter 2012	1,287	0.162	671	507	1,178	1,059
Third Quarter 2012	1,598	0.164	878	628	1,506	669
Fourth Quarter 2012	1,932	0.164	1,040	754	1,794	(1,362)
	$5,724	$0.650	$3,038	$2,229	$5,267	$(1,533)
_____________________
(1) Distributions for the period from January 1, 2012 through February 28, 2012 and March 1, 2012 through December 31, 2012 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.
(2) Assumes shares were issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. We have historically paid distributions for all record dates of a given month approximately 15 days following month end. However, commencing with distributions for November 2012 record dates, distributions are paid on or about the first business day of the following month.
For the year ended December 31, 2012, we paid aggregate distributions of $5.3 million, including $3.1 million of distributions paid in cash and $2.2 million of distributions reinvested through our dividend reinvestment plan. Negative FFO for the year ended December 31, 2012 was $2.2 million and cash flow used in operations was $1.5 million. We funded our total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with $1.7 million of cash flows from operations and $3.6 million of debt financing. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreement. See the reconciliation of FFO to net loss above.
From inception through December 31, 2012, we paid aggregate distributions of $6.2 million, including net cash distributions and dividends reinvested by stockholders, and our cumulative net loss for the same period was $14.4 million. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward — Looking Statements,” Part I, Item 1, “Business — Market Outlook — Multi-Family Real Estate and Finance Markets” Part I, Item 1A, “Risk Factors” and “— Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

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
Real Estate Acquisition Valuation
We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition‑date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date.
Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in‑place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease values are amortized to expense over the average remaining non‑cancelable terms of the respective in-place leases.
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we will assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. We did not record any impairment loss on our real estate and related intangible assets and liabilities during the years ended December 31, 2012, 2011 and 2010.
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
We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Neither we nor our subsidiaries have been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for the tax years ended December 31, 2012 and 2011. As of December 31, 2012, returns for calendar years 2011 and 2010 remain subject to examination by major tax jurisdictions.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of Offering
We commenced our ongoing initial public offering on March 12, 2010. As of February 22, 2013, we had sold 15,005,447 shares of common stock in our ongoing initial public offering for gross offering proceeds of $149.0 million, including 335,984 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.2 million. Also as of February 22, 2013, we had redeemed 61,571 shares sold in our ongoing initial public offering for $0.6 million.
We expect to announce and implement an updated primary offering selling price for new purchases of common stock in our initial public offering on March 4, 2013.
Distributions Paid
On January 1, 2013, we paid distributions of $0.7 million, which related to distributions declared for each day in the period from December 1, 2012 through December 31, 2012. On February 1, 2013, we paid distributions of $0.7 million, which which related to distributions declared for each day in the period from January 1, 2013 through January 31, 2013.

Distributions Declared
On January 18, 2013, our board of directors declared distributions based on daily record dates for the period from February 1, 2013 through February 28, 2013, which we expect to pay in March 2013, and distributions based on daily record dates for the period from March 1, 2013 through March 31, 2013, which we expect to pay in April 2013. On February 25, 2013, our board of directors declared distributions based on daily record dates for the period from April 1, 2013 through April 30, 2013, which we expect to pay in May 2013, and distributions based on daily record dates for the period from May 1, 2013 through May 31, 2013, which we expect to pay in June 2013. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share.
Investment and Financing Subsequent to December 31, 2012
Acquisition of Watertower Apartments
On January 15, 2013, we, through an indirect wholly owned subsidiary, purchased an apartment complex containing 228 units located on approximately 5.59 acres of land in Eden Prairie, Minnesota (“Watertower Apartments”). The seller is not affiliated with us or our advisors. The purchase price of Watertower Apartments was $38.4 million plus closing costs. We funded the acquisition of Watertower Apartments with proceeds from the Watertower Mortgage Loan (defined below) in the amount of $25.0 million and proceeds from this offering. We allocated the purchase price of the property to the fair value of the assets acquired and liabilities assumed. We allocated $4.1 million to land, $33.2 million to building and improvements and $1.1 million to tenant origination and amortization costs.
Watertower Apartments is located in Eden Prairie, Minnesota and consists of 228 apartment units, encompassing 218,710 rentable square feet. At acquisition, Watertower Apartments was 94% occupied. Additionally, Watertower Apartments contains two retail spaces encompassing 10,065 rentable square feet, which are both currently leased.
Financing of Watertower Apartments
On January 15, 2013, in connection with the acquisition of Watertower Apartments, we, through an indirect wholly owned subsidiary (the “Watertower Apartments Borrower”), entered into a mortgage agreement for borrowings of $25.0 million evidenced by two promissory notes (collectively, the “Watertower Mortgage Loan”): (i) a $16.7 million promissory note to Fireman’s Fund Insurance Company and (ii) an $8.3 million promissory note to Allianz Global Risks US Insurance Company.  The Watertower Mortgage Loan matures on February 10, 2018 and bears interest at a fixed rate of 2.46%. Monthly payments are initially interest-only.  Beginning on March 10, 2015, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance and all accrued and unpaid interest due at maturity.  The Watertower Apartments Borrower has the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium.  The loan is fully assumable by a subsequent purchaser of Watertower Apartments.
KBS Legacy Partners Properties LLC (“KBSLPP”), our indirect wholly owned subsidiary, is providing a limited guaranty of the Watertower Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Watertower Apartments Borrower is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Watertower Apartments Borrower or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Watertower Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Watertower Apartments Borrower under the Watertower Mortgage Loan.

Amendment to and Renewal of the Advisory Agreement
On January 8, 2013, we entered into an amendment to the advisory agreement with our advisor, which defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Advisor further agrees that we will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to our advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with this amendment), and then to pay asset management fees previously deferred by our advisor in accordance with this amendment that remain unpaid. Notwithstanding the above, any and all deferred asset management fees that are unpaid shall be immediately due and payable at such time as the stockholders have received distributions in an aggregate amount equal to the sum of (i) the stockholders’ 8% return and (ii) the stockholders’ invested capital.
On January 25, 2013, we renewed our advisory agreement with our advisor. The renewed advisory agreement is effective through January 25, 2014; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement were consistent with those of the advisory agreement that was previously in effect (including the terms of the January 8, 2013 amendment described above).
Second Amended and Restated Dividend Reinvestment Plan
On January 17, 2013, our board of directors approved a second amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”). The Amended Dividend Reinvestment Plan is effective for purchases under the plan on or after January 28, 2013. Pursuant to the Amended Dividend Reinvestment Plan, the purchase price of shares of our common stock issued under the Amended Dividend Reinvestment Plan will be equal to 95% of the price to acquire a share of common stock in our public offering. The current price per share of our common stock is $10.00 and shares of our common stock issued under the Amended Dividend Reinvestment Plan will be issued for $9.50 per share until we announce an updated primary offering selling price.  We expect to announce and implement an updated primary offering selling price for new purchases of common stock in our ongoing initial public offering on March 4, 2013.
Also, pursuant to the Amended Dividend Reinvestment Plan, once we establish an estimated value per share for a purpose other than to set the price to acquire shares of common stock in one of our public offerings, the purchase price of shares of our common stock issued under the Amended Dividend Reinvestment Plan will be equal to 95% of the estimated value per share of our common stock.  We currently expect to establish an estimated value per share of common stock, for a purpose other than to set the price to acquire a share in one of our public offerings, after completion of our offering stage.  Our offering stage will be complete when we are no longer publicly offering equity securities — whether through our initial public offering or follow-on public offerings — and has not done so for up to 18 months.
If we publicly announce in a filing with the SEC a new estimated value per share, a stockholder who participates in the Amended Dividend Reinvestment Plan (the “Participant”) shall have no less than two business days after the date of such announcement to notify us in writing of the Participant’s termination, which will be effective for the next date shares are purchased under the Amended Dividend Reinvestment Plan.
There were no other changes to the Amended Dividend Reinvestment Plan.
Share Redemption Program
On January 17, 2013, our board of directors approved a second amended and restated share redemption program (the “Second Amended Share Redemption Program”). The Second Amended Share Redemption Program is effective for redemptions under the program on or after February 17, 2013. Under the Second Amended Share Redemption Program, we will redeem shares as a percentage of the price paid to acquire common shares from us for ordinary redemptions. Ordinary redemptions are all redemptions other than those sought in connection with a stockholder’s death, Qualifying Disability (as defined in the Second Amended Share Redemption Program) or Determination of Incompetence (as defined in the Second Amended Share Redemption Program).

Pursuant to the Second Amended Share Redemption Program, we will redeem shares under the program as follows:

•	92.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	95.0% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
Notwithstanding the above, once we establish an estimated value per share of the common stock for a purpose other than to set the price to acquire a share in one of the public offerings after the completion of our offering stage, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor and/or an independent valuation firm.
On February 25, 2013, our board of directors approved a third amended and restated share redemption program (the “Third Amended Share Redemption Program”). The Third Amended Share Redemption Program is effective for redemptions under the program on or after March 28, 2013. Pursuant to the Third Amended Share Redemption Program, we have modified how we will process redemptions that would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if we cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then we would redeem all of such stockholder’s shares. If we are redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to our dividend reinvestment plan.
There were no other changes to the share redemption program. Our board of directors may amend, suspend or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.
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
The table below summarizes the book values and interest rates of our notes payable as of December 31, 2012 based on the maturity dates (dollars in thousands):

	Maturity Date						Total Book Value or Notional Amount
	2013	2014	2015	2016	2017	Thereafter		Fair Value
Notes payable
Fixed Rate	$—	$—	$—	$—	$29,575	$138,365	$167,940	$171,232
Weighted-average interest rate	—	—	—	—	2.6%	3.7%	3.5%

We intend to borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2012, the fair value estimate of our fixed rate debt was $171.2 million and the carrying value of our fixed rate debt was $167.9 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2012. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2012, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt at December 31, 2012 was 3.5%. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2012.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2012, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
We have provided below certain information about our executive officers and directors.

Name	Positions	Age*
C. Preston Butcher	Chairman of the Board	74
Peter M. Bren	President and Director	79
W. Dean Henry	Chief Executive Officer	67
Guy K. Hays	Executive Vice President	52
Peter McMillan III	Executive Vice President	55
David E. Snyder	Chief Financial Officer, Treasurer and Secretary	41
Stacie K. Yamane	Chief Accounting Officer	48
Gary T. Kachadurian	Independent Director	62
Michael L. Meyer	Independent Director	74
Ronald E. Zuzack	Independent Director	70
_____________________
* As of February 26, 2013.
C. Preston Butcher is our Chairman of the Board and one of our directors, positions which he has held since our inception in August 2009. Between our inception in August 2009 and August 2012, Mr. Butcher also served as our Chief Executive Officer. Mr. Butcher is also the Chairman of the Board of Legacy Partners Residential, Inc. (“LPRI”). He joined Lincoln Property Company in 1968 and was President of the Western Region until 1998 at which time he became Chairman of the Board and Chief Executive Officer of LPRI. Since August 2012, Mr. Butcher serves only as Chairman of LPRI. In 1999, Mr. Butcher purchased the interests of the other Lincoln Property Company shareholders in the Western Region operations and continued these operations under the new “Legacy Partners” name. Mr. Butcher indirectly through a trust owns and controls 100% of LPRI and 60% of Legacy Partners Residential Realty LLC. As Chairman of LPRI, Mr. Butcher oversees the management and operations of the Legacy Residential entities, including setting company strategy and monitoring performance.
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
Mr. Butcher has been involved exclusively in real estate acquisitions, development, financing, management, and dispositions for over 40 years. Over the course of his career he has overseen the acquisition/development, financing, and management of over 600 real estate assets on behalf of private funds and sub-advisory accounts with almost 70,000 residential units exceeding $5.5 billion in cost. He also has overseen the acquisition/development, financing, and management of 68 million square feet of office and industrial space exceeding $9.0 billion in cost. In terms of sales of real estate assets, Mr. Butcher has overseen the sale of over 500 assets exceeding $7.5 billion in cost.
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
Our board of directors has concluded that Mr. Butcher is qualified to serve as the Chairman of our board of directors for reasons including his 40-year track record of leadership and success in the real estate industry. Mr. Butcher’s familiarity with acquisition, development, financing and management of multi-family residential properties through numerous business cycles provides him with unique experience to guide the strategic direction of our business. Mr. Butcher’s superior leadership skills have been demonstrated through years overseeing the management and operations of Legacy Residential businesses and are expected to be a critical asset in leading our board of directors.
Peter M. Bren is our President and one of our directors, positions he has held since our inception in August 2009. He is also the Chairman of the Board and President of our advisor, and President of KBS REIT I, KBS REIT II and KBS REIT III. Mr. Bren has served in these capacities for these entities since their formations in October 2004, June 2005, August 2007 and January 2010, respectively. Mr. Bren is also a sponsor of us, KBS REIT I, KBS REIT II, KBS REIT III and KBS Strategic Opportunity REIT, which were formed in 2009, 2005, 2007, 2009 and 2008, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the owner of the dealer manager of this offering. All four of our KBS sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Bren is Chairman of the Board and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities were first registered as investment advisors with the SEC in 2002 and 1999, respectively. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2012, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $16.2 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS REIT III and KBS Strategic Opportunity REIT.
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
Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for approximately 20 years. Prior to taking his current positions as Chairman of the Board and President of KBS Capital Advisors and KBS Realty Advisors, he served as the President of The Bren Company, was a Senior Partner of Lincoln Property Company, and was President of Lincoln Property Company, Europe. Mr. Bren is also a founding member of The Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. He also is a member of the Real Estate Roundtable in Washington, D.C.
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

W. Dean Henry is our Chief Executive Officer, a position he has held since August 2012. He served as our Executive Vice President from our inception in August 2009 through August 2012. He is also the Chief Executive Officer of LPRI, a position he has held since August 2012. Mr. Henry joined Lincoln Property Company in 1973 and was promoted to Senior Vice President in charge of all residential operations of the Western Region in 1995, and then became the President and Chief Operating Officer of LPRI in 1998. Mr. Henry served as President only of LPRI from 2001 through August 2012, when he was appointed Chief Executive Officer. Mr. Henry indirectly through a trust owns and controls 30% of Legacy Partners Residential Realty LLC.
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
Mr. Henry has been involved exclusively in multifamily real estate acquisitions, development, financing, management, and dispositions for over 40 years. Over the course of his career, he has overseen the acquisition/development, financing, and management of over 34,000 residential units exceeding $3.9 billion in cost.
Since 2002, Mr. Henry has been a key figure in Legacy Residential’s sponsorship of the $269 million Legacy Partners Affordable Housing Fund, advising and investing for the State of California Public Employees’ Retirement System. He has also been a key figure in Legacy Residential’s affiliated entities’ real estate investment, management, and disposition activities as a sub-advisor to institutional clients and high net worth individuals. Mr. Henry has been involved in entities, as a sub-advisor, that raised and invested nearly $1 billion since 1995 from large institutional clients such as the AFL-CIO Building Investment Trust, AIG Global Real Estate Investment Corp., BlackRock Realty Advisors, Inc., Capmark Investments, LP, a subsidiary of Capmark Financial Group Inc. (formerly known as GMAC Commercial Holding Corp.), Donaldson Lufkin & Jenrette, Inc. (now Credit Suisse (USA), Inc.), Equity Residential, and Goldman Sachs.
Mr. Henry serves on the Executive Committee of the National Multi-Housing Council. He is a member of the Policy Advisory Board of the Center for Real Estate at the University of California at Berkeley, and is an active member of the Urban Land Institute. Mr. Henry is past Chairman of the San Francisco YMCA and a former Board Member of Mercy Housing, a not‑for-profit affordable housing organization which has participated in the development, preservation and/or financing of more than 36,900 affordable homes in the United States. Mr. Henry currently serves as Chairman of the Multifamily Leadership Board of the National Association of Home Builders. Mr. Henry received a Bachelor’s degree in Political Science from University of Puget Sound.
Guy K. Hays is our Executive Vice President, a position he has held since our inception in August 2009. Mr. Hays is also President of LPRI, a position he has held since August 2012. Mr. Hays joined Lincoln Property Company in 1986, was promoted to Vice President of Finance for all residential operations of the Western Region in 1995, and became Senior Vice President - Finance of LPRI in 1998, then Senior Vice President and Chief Financial Officer - Residential in 2001, Senior Managing Director and Chief Financial Officer in January 2008, and Executive Managing Director and Chief Financial Officer in January 2009. Mr. Hays indirectly through a trust owns and controls 10% of Legacy Partners Residential Realty LLC.
As President of LPRI, Mr. Hays oversees the management, operations and financial affairs of the Legacy Residential entities, including setting out company strategy and monitoring financial performance. As a member of Legacy Residential’s Investment Acquisition and Management Committee, he reviews and approves the acquisition, financing, and disposition of multifamily real estate investments. Mr. Hays routinely reviews significant asset and property management related issues, as well as the financing of properties and the firm’s banking, accounting and reporting functions. He is also responsible for investor, lender, and banking relationships.
Over the course of his career, he has overseen the acquisition/development and financing of over 22,000 units exceeding $3.4 billion in cost. Since 2002, Mr. Hays has been a key figure in Legacy Residential’s sponsorship of the $269 million Legacy Partners Affordable Housing Fund, advising and investing on behalf of the State of California Public Employees’ Retirement System. He has also been a key figure in Legacy Residential’s affiliated entities’ real estate investment, management, and disposition activities as a sub-advisor to institutional clients. Mr. Hays has been involved in entities, as a sub‑advisor, that raised and invested nearly $1 billion from large institutional clients such as the AFL-CIO Building Investment Trust, AIG Global Real Estate Investment Corp., BlackRock Realty Advisors, Inc., Capmark Investments, LP, a subsidiary of Capmark Financial Group Inc. (formerly known as GMAC Commercial Holding Corp.), Donaldson Lufkin & Jenrette, Inc. (now Credit Suisse (USA), Inc.), Equity Residential, and Goldman Sachs.

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
Mr. McMillan is a co-founder and the Managing Partner of Willowbrook Capital Group, LLC. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non‑investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a director of TCW/Metropolitan West Funds.
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
Mr. Snyder was an adjunct accounting professor at Biola University from 1998 to May 2005, teaching courses in auditing and accounting. He was the director of financial reporting at Regency Health Services, Inc., a skilled nursing provider, from November 1996 to December 1997. From October 1993 to October 1996, Mr. Snyder worked for Arthur Andersen LLP. Mr. Snyder received a Bachelor of Science Degree in Business Administration with an emphasis in Accounting from Biola University in La Mirada, California. Mr. Snyder is a Certified Public Accountant (California).
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
Mr. Kachadurian is a founding Board Member of the Chicago Apartment Association, was formerly Chairman of the National Multi Housing Council. He has been a featured speaker and panelist at many apartment industry events. He is Chairman of the Village Foundation of Children’s Memorial Hospital, is a Director of Pangea Real Estate, and serves as Director of Leaders Bank in Oak Brook, Illinois. Mr. Kachadurian received his B.S. in Accounting from the University of Illinois.
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

Michael L. Meyer is one of our independent directors, a position he has held since January 2010. He is also an independent director of KBS Strategic Opportunity REIT, a position he has held since October 2009. Mr. Meyer is a private real estate investor and since 1999 has been the Chief Executive Officer of the Michael L. Meyer Company. The Michael L. Meyer Company is a principal and/or manager of real estate entities and provides those entities with property acquisition, financing and management services and advice. Since June 2006, Mr. Meyer also has been a principal of TwinRock Partners, LLC (formerly known as AMG Realty Investors, LLC), a commercial and residential real estate investment company. From 2000 to 2003, Mr. Meyer was a principal in Advantage 4 LLC, a provider of telecommunications systems for real estate projects. From 1999 to 2003, Mr. Meyer was also a principal of Pacific Capital Investors, which acquired non-performing loans secured by real estate in Japan. From 1974 to 1998, Mr. Meyer was Managing Partner-Orange County and Audit Partner of the E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP and its predecessor. Mr. Meyer is a director and member of the audit committee of Opus Bank and is a director and chair of the audit committee of Paladin Realty Income Properties, Inc., positions he has held for these entities since September 2010 and February 2004, respectively. Additionally, Mr. Meyer served as a director and member of the audit committee of City National Bank and City National Corporation, positions he held for these entities from July 1999 to April 2010.
Mr. Meyer was inducted into the California Building Industry Foundation Hall of Fame in June of 1999 for outstanding achievements in the real estate industry and community. Mr. Meyer was also the recipient of the University of California Irvine Graduate School of Management Real Estate Program Lifetime Achievement Award. Mr. Meyer received a Bachelor’s of Business Administration from the University of Iowa. He is a Certified Public Accountant (inactive California).
Our board of directors has concluded that Mr. Meyer is qualified to serve as one of our independent directors and the chairman of our audit committee for reasons including his expertise with respect to commercial real estate investments and accounting and financial reporting matters. With over 11 years of experience investing in commercial real estate and providing commercial real estate acquisition, financing and management services and advice, Mr. Meyer is well-positioned to advise the board with respect to potential investment opportunities and investment management. In addition, with 35 years of experience as an independent Certified Public Accountant or auditor for real estate companies, Mr. Meyer provides our board with substantial expertise regarding real estate accounting and financial reporting matters. Further, Mr. Meyer’s experience as a director of City National Bank, City National Corporation and Paladin Realty Income Properties, Inc. provide him with an understanding of the requirements of serving on a public company board.
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
Mr. Zuzack earned a BS in Finance and Economics in 1969 and an MBA in 1970 from the University of Missouri. He also was recognized as a Willis Bryant Scholar in Mortgage Banking at Northwestern University in 1972. He is currently a member of the Urban Land Institute. He has also served as Chairman of the Multi-Family Gold Council of the Urban Land Institute, as a member of the Executive Committee of the National Multi-Housing Council, as Chairman of the Rent Control Committee of the National Multi-Housing Council, and as a board member of the Mid-Peninsula Housing Authority.

Our board of directors has concluded that Mr. Zuzack is qualified to serve as one of our independent directors and the chairman of our conflicts committee for reasons including his extensive experience as an investment fiduciary representing the interests of shareholder clients. Mr. Zuzack’s 25 years as an active investor in apartment properties provide him with specific knowledge of our market segment and related financing activities and position him very well to provide the board of directors with valuable industry-specific insight and experience. Furthermore, Mr. Zuzack’s experience also prepares him well for service on our audit committee. As Global COO of BlackRock Realty Advisors, Mr. Zuzack had overall responsibility for the financial performance of that company, including supervision of the principal financial officer, regular reviews of financial statements, and frequent consideration of issues related to the conduct of audits, assessment of internal controls and procedures for financial reporting.
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2012.

Name	Fees Earned or Paid in Cash in 2012	All Other Compensation	Total
Gary T. Kachadurian	$78,500	$—	$78,500
Michael L. Meyer	94,500	—	94,500
Ronald E. Zuzack	101,500	—	101,500
Peter M. Bren (1)	—	—	—
C. Preston Butcher (1)	—	—	—
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
Stock Ownership
The following table sets forth the beneficial ownership of our common stock as of February 22, 2013, for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of All Shares
C. Preston Butcher, Chairman of the Board	20,000 (2)	*
Peter M. Bren, President and Director	20,000 (2)	*
W. Dean Henry, Chief Executive Officer	20,000 (2)	*
Guy K. Hays, Executive Vice President	20,000 (2)	*
Peter McMillan III, Executive Vice President	20,000 (2)	*
David E. Snyder, Chief Financial Officer, Treasurer and Secretary	—	—
Stacie K. Yamane, Chief Accounting Officer	—	—
Gary T. Kachadurian, Independent Director	—	—
Michael L. Meyer, Independent Director	—	—
Ronald E. Zuzack, Independent Director	—	—
All directors and executive officers as a group	20,000 (2)	*
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
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement has a one-year term expiring January 25, 2014 subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. From January 1, 2012 through the most recent date practicable, which was January 31, 2013, we have compensated our advisor as set forth below.
Our advisor or its affiliates have paid, and may pay in the future, some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with our ongoing initial public offering, including our legal, accounting, printing, mailing and filing fees. We reimburse our advisor for such costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our primary offering and the offering under our dividend reinvestment plan as of the date of reimbursement. At the termination of our primary offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. From January 1, 2012 through January 31, 2013, our advisor incurred approximately $3.4 million of organization and offering expenses on our behalf and as of January 31, 2013, our advisor has been reimbursed by us for approximately $3.4 million of such costs.
We incur acquisition advisory fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, including any acquisition expenses and any debt attributable to such investments. Acquisition advisory fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments. In addition to acquisition advisory fees, we reimburse our advisor for customary acquisition expenses, whether or not we ultimately acquire the asset. Acquisition advisory fees from January 1, 2012 through January 31, 2013 totaled approximately $2.4 million.

For asset management services, we pay our advisor a monthly fee. The asset management fee is a monthly fee equal to one-twelfth of 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the investment, inclusive of acquisition expenses related thereto (but excluding any acquisition fees paid to the advisor related thereto) and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. On January 8, 2013, we entered into an amendment to the advisory agreement, which defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. Pursuant to this amendment, our advisor further agreed that we will only be obligated to pay such deferred amounts if and to the extent that our funds from operations, as that term is defined by the National Association of Real Estate Investment Trusts and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month will be applied first to pay our advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with this amendment), and then to pay asset management fees previously deferred by our advisor in accordance with this amendment that remain unpaid. Notwithstanding the above, any and all deferred asset management fees that are unpaid will be immediately due and payable at such time as our stockholders have received distributions in an aggregate amount equal to the sum of (i) our stockholders’ 8% return and (ii) our stockholders’ invested capital. From January 1, 2012 through January 31, 2013, our asset management fees totaled $1.7 million.
Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. At this time, our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2012 through January 31, 2013, we have reimbursed our advisor for approximately $0.7 million of operating expenses, of which $0.1 million were employee costs.
In connection with our public offering, our sponsors agreed to provide additional indemnification to one of the participating broker dealers. We agreed to add supplemental coverage to our directors’ and officers’ insurance coverage to insure our sponsors’ obligations under this indemnification agreement in exchange for reimbursement to us by our sponsors for all costs, expenses and premiums related to this supplemental coverage. From January 1, 2012 through January 31, 2013, our advisor paid $0.2 million to the insurer for the costs of the supplemental coverage obtained by us.
Our Relationship with KBS Capital Markets Group. On March 12, 2010, upon the launch of our public offering, we entered into an agreement with our dealer manager. Pursuant to the agreement, KBS Capital Markets Group is entitled to receive selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of our primary offering (no selling commissions or dealer manager fees are payable with respect to sales under the dividend reinvestment plan). All or a portion of the selling commissions are not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee is payable with respect to certain volume discount sales. The dealer manager reallows 100% of selling commissions to broker-dealers participating in our public offering. From its dealer manager fee, KBS Capital Markets Group may reallow to any participating broker-dealer up to 1.0% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee (in special cases, the dealer manager has the option to increase the amount of this reallowance). From January 1, 2012 through January 31, 2013, we incurred selling commissions of $5.1 million, of which 100% was reallowed to participating broker-dealers. From January 1, 2012 through January 31, 2013, we incurred dealer manager fees of $2.6 million, of which $1.2 million was reallowed by our dealer manager to participating broker-dealers.

In addition to selling commissions and dealer manager fees, we are also obligated to reimburse the dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These include expenses for travel, meals, lodging and attendance and sponsorship fees incurred by registered persons associated with the dealer manager and officers and employees of our affiliates to attend retail conferences sponsored by participating broker-dealers and other meetings with participating broker-dealers; expense reimbursements to broker-dealers for actual costs incurred in connection with attending bona fide training and education meetings hosted by us; certain technology costs associated with the offering; and certain legal fees allocable to the dealer manager. We reimburse our dealer manager for all such items of underwriting compensation referenced in our prospectus provided that within 30 days after the end of the month in which our primary initial public offering terminates, our dealer manager will reimburse us to the extent that our reimbursements cause total underwriting compensation for our primary initial public offering to exceed 10% of the gross offering proceeds from the offering. We also pay directly or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker dealers. From January 1, 2012 through January 31, 2013, we have reimbursed or intend to reimburse our dealer manager for approximately $1.4 million.
Currently Proposed Transactions. In connection with our proposed follow-on public offering, we expect to enter into a dealer manager agreement with KBS Capital Markets Group on terms substantially similar to those currently in effect with respect to our ongoing initial public offering as described above under “Our Relationship with KBS Capital Markets Group.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2012, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent auditor since our formation.
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
Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2012 and 2011, are set forth in the table below.

	2012	2011
Audit fees	$437,000	$223,000
Audit-related fees	129,500	—
Tax fees	64,000	16,000
All other fees	400	400
Total	$630,900	$239,400

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
The following financial statement schedule is included herein at pages F-24 through F-25 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits
EXHIBIT LIST

Ex.	Description

3.1
Articles of Amendment and Restatement as adopted on January 8, 2010, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 Commission File No. 333-161449, filed January 12, 2010

3.2
Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed January 12, 2010

4.1
Form of Subscription Agreement, included as Appendix A to the prospectus included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed April 16, 2012

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed October 2, 2009

4.3
Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to Post‑Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed February 6, 2013

4.4
Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Post‑Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed February 6, 2013

10.1
Advisory Agreement dated January 25, 2013, incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed February 6, 2013

10.2
Agreement for Sale and Purchase of Property between Dakota Hill Properties, A Texas Limited Partnership and KBS Realty Advisors, LLC dated as of March 31, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 10, 2010

10.3
First Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of May 25, 2010, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 10, 2010

10.4
Second Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of June 10, 2010, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 10, 2010

10.5
Third Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of July 2, 2010, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 10, 2010

10.6
Fourth Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of July 12, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 10, 2010

10.7
Fifth Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of July 15, 2010, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 10, 2010

Ex.	Description

10.8
Sixth Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of August 3, 2010, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 10, 2010

10.9
Assignment and Assumption of Agreement for Sale and Purchase of Property between KBS Realty Advisors, LLC and KBS Capital Advisors LLC dated as of August 5, 2010, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 21, 2011

10.10
Assignment and Assumption of Agreement for Sale and Purchase of Property between KBS Capital Advisors LLC and KBS Legacy Partners Dakota Hill LLC dated as of August 5, 2010; incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 10, 2010

10.11
Seventh Amendment to Agreement for Sale and Purchase of Property between Dakota Hill Properties and KBS Realty Advisors, LLC dated as of October 4, 2010, incorporated by reference to Exhibit 10.11 to Post‑Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 21, 2011

10.12
Assumption Agreement dated as of October 26, 2010 by and among Dakota Hill Properties, KBS Legacy Partners Dakota Hill LLC and the Federal Home Loan Mortgage Corporation, incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed January 21, 2011

10.13
Assignment and Assumption of Purchase and Sale Contract between Legacy Partners Residential LLC and KBS Capital Advisors LLC dated as of December 28, 2011, incorporated by reference to Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed on March 13, 2012

10.14
Assignment and Assumption of Purchase and Sale Contract between KBS Capital Advisors LLC and KBS Legacy Partners Poplar LLC dated as of December 28, 2011, incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed on March 13, 2012

10.15
Purchase and Sale Contract between Avalon Illinois Value II, LLC and Legacy Partners Residential LLC dated as of December 9, 2011, incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed on March 13, 2012

10.16
First Amendment to Purchase and Sale Contract between Avalon Illinois Value II, LLC and Legacy Partners Residential LLC dated as of December 29, 2011, incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed on March 13, 2012

10.17
Multifamily Loan and Security Agreement (CME) between KBS Legacy Partners Poplar LLC and CBRE Capital Markets, Inc. dated as of February 9, 2012, incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed on March 13, 2012

10.18
Multifamily Note (CME) by KBS Legacy Partners Poplar LLC payable to the order of CBRE Capital Markets, Inc. dated as of February 9, 2012, incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 16, 2012

10.19
Guaranty (CME and Portfolio) Multistate by KBS Legacy Partners Properties LLC for the benefit of CBRE Capital Markets, Inc. dated as of February 9, 2012, incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed on March 13, 2012

10.20
Property Management Agreement dated as of February 9, 2012 by and between RMK Management Corporation and KBS Legacy Partners Poplar LLC, incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 16, 2012

10.21
Property Management - Account Services Agreement dated as of February 9, 2012 by and between KBS Legacy Partners Poplar LLC and Legacy Partners Residential L.P., incorporated by reference to Exhibit 10.21 to Post‑Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 16, 2012

10.22
Purchase and Sale Contract between Avalon Village Green Associates, LLC and KBS Legacy Partners Pikesville LLC dated as of February 16, 2011, incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 16, 2012

Ex.	Description

10.23
Multifamily Loan and Security Agreement (CME) between KBS Legacy Partners Dakota Hill LLC and CBRE Capital Markets, Inc. dated as of March 7, 2012; incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 16, 2012

10.24
Multifamily Note (CME) by KBS Legacy Partners Dakota Hill LLC payable to the order of CBRE Capital Markets, Inc. dated as of March 7, 2012, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 16, 2012

10.25
Guaranty (CME and Portfolio) Multistate by KBS Legacy Partners Properties LLC for the benefit of CBRE Capital Markets, Inc. dated as of March 7, 2012, incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 16, 2012

10.26
Property Management Agreement dated as October 26, 2010 between Milestone Management, L.P. and KBS Legacy Partners Dakota Hill LLC, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.27
Multifamily Loan and Security Agreement (CME) between KBS Legacy Partners Pikesville LLC and CBRE Capital Markets, Inc. dated as of April 6, 2012, incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 16, 2012

10.28
Multifamily Note (CME) by KBS Legacy Partners Pikesville LLC payable to the order of CBRE Capital Markets, Inc. dated as of April 6, 2012, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 16, 2012

10.29
Guaranty (CME and Portfolio) Multistate by KBS Legacy Partners Properties LLC for the benefit of CBRE Capital Markets, Inc. dated as of April 6, 2012, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 16, 2012

10.30
Property Management Agreement dated as of April 6, 2012 by and between Kettler Management Inc. and KBS Legacy Partners Pikesville LLC, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 16, 2012

10.31
Property Management - Account Services Agreement dated as of April 6, 2012 by and between KBS Legacy Partners Pikesville LLC and Legacy Partners Residential L.P., incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 16, 2012

10.32
Purchase and Sale Agreement by and between Crescent Apartments, LLC and KBS-Legacy Apartment Community REIT Venture, LLC, dated as of March 21, 2012, incorporated by reference to Exhibit 10.31 to Post‑Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 23, 2012

10.33
First Amendment to Purchase and Sale Agreement by and between KBS-Legacy Apartment Community REIT Venture, LLC and Crescent Apartments, LLC, dated as of April 4, 2012, incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 23, 2012

10.34
Assignment and Assumption of Purchase and Sale Agreement by and between KBS-Legacy Apartment Community REIT Venture, LLC and KBS Capital Advisors LLC, dated as of April 11, 2012, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 23, 2012

10.35
Assignment and Assumption of Purchase and Sale Agreement by and between KBS Capital Advisors LLC, and KBS Legacy Partners Greer LLC and KBS Legacy Partners Greer Land LLC, dated as of April 11, 2012, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 23, 2012

10.36
Second Amendment to Purchase and Sale Agreement by and between Crescent Apartments, LLC, and KBS Legacy Partners Greer LLC and KBS Legacy Partners Greer Land LLC, dated as of April 12, 2012, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 23, 2012

Ex.	Description

10.37
Purchase and Sale Contract between Avalon Illinois Value III, LLC and KBS-Legacy Apartment Community REIT Venture, LLC, dated March 22, 2012, incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 23, 2012

10.38
Assignment and Assumption of Purchase and Sale Contract between KBS-Legacy Apartment Community REIT Venture, LLC and KBS Capital Advisors LLC, dated as of April 11, 2012, incorporated by reference to Exhibit 10.37 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 23, 2012

10.39
Assignment and Assumption of Purchase and Sale Contract between KBS Capital Advisors LLC and KBS Legacy Partners Lombard LLC, dated as of April 11, 2012, incorporated by reference to Exhibit 10.38 to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed April 23, 2012

10.40
Multifamily Loan and Security Agreement (Non-Recourse) between KBS Legacy Partners Greer LLC and Berkeley Point Capital LLC dated as of May 3, 2012, incorporated by reference to Exhibit 10.40 to Post‑Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.41
Multifamily Note by KBS Legacy Partners Greer LLC payable to the order of Berkeley Point Capital LLC dated as of May 3, 2012, incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.42
Guaranty of Non-Recourse Obligations by KBS Legacy Partners Properties LLC for the benefit of Berkeley Point Capital LLC dated as of May 3, 2012, incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.43
Property Management Agreement dated as of May 3, 2012 by and between GREP Southeast, LLC and KBS Legacy Partners Greer LLC, incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.44
Property Management - Account Services Agreement dated as of May 3, 2012 by and between KBS Legacy Partners Greer LLC and Legacy Partners Residential L.P., incorporated by reference to Exhibit 10.44 to Post‑Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.45
Multifamily Loan and Security Agreement (Non-Recourse) between KBS Legacy Partners Lombard LLC and M&T Realty Capital Corporation dated as of May 31, 2012, incorporated by reference to Exhibit 10.45 to Post‑Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.46
Multifamily Note by KBS Legacy Partners Lombard LLC payable to the order of M&T Realty Capital Corporation dated as of May 31, 2012, incorporated by reference to Exhibit 10.46 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.47
Guaranty of Non-Recourse Obligations by KBS Legacy Partners Properties LLC for the benefit of M&T Realty Capital Corporation dated as of May 31, 2012, incorporated by reference to Exhibit 10.47 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.48
Property Management Agreement dated as of May 31, 2012 by and between RMK Management Corporation and KBS Legacy Partners Lombard LLC, incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.49
Property Management - Account Services Agreement dated as of May 31, 2012 by and between KBS Legacy Partners Lombard LLC and Legacy Partners Residential L.P., incorporated by reference to Exhibit 10.49 to Post‑Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed July 16, 2012

10.50
Purchase and Sale Agreement by and between KBS-Legacy Apartment Community REIT Venture, LLC and Wesley Village Development, LP dated as of October 12, 2012, incorporated by reference to Exhibit 10.52 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

Ex.	Description

10.51
Assignment and Assumption of Purchase and Sale Agreement between KBS-Legacy Apartment Community REIT Venture, LLC and KBS Capital Advisors LLC dated as of October 22, 2012, incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.52
Assignment and Assumption of Purchase and Sale Agreement between KBS Capital Advisors LLC and KBS Legacy Partners Wesley LLC and KBS Legacy Partners Wesley Land LLC dated as of October 22, 2012, incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.53
First Amendment to Purchase and Sale Agreement by and between KBS Legacy Partners Wesley LLC and KBS Legacy Partners Wesley Land LLC and Wesley Village Development, LP dated as of October 31, 2012, incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.54
Multifamily Loan and Security Agreement by and between KBS Legacy Partners Wesley LLC and Berkeley Point Capital LLC dated as of November 6, 2012, incorporated by reference to Exhibit 10.56 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.55
Multifamily Note to the order of Berkeley Point Capital LLC dated as of November 6, 2012, incorporated by reference to Exhibit 10.57 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.56
Guaranty of Non-Recourse Obligations to and for the benefit of Berkeley Point Capital LLC dated as of November 6, 2012, incorporated by reference to Exhibit 10.58 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.57
Property Management Agreement between GREP Southeast, LLC and KBS Legacy Partners Wesley LLC, incorporated by reference to Exhibit 10.59 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.58
Property Management - Account Services Agreement between Legacy Partners Residential L.P. and KBS Legacy Partners Wesley LLC, incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.59
Sale, Purchase and Escrow Agreement between Eden Prairie Watertower, LLC and KBS-Legacy Apartment Community REIT Venture, LLC and Stewart Title Guaranty Company dated as of November 29, 2012, incorporated by reference to Exhibit 10.61 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.60
First Amendment to Sale, Purchase and Escrow Agreement between Eden Prairie Watertower, LLC and KBS‑Legacy Apartment Community REIT Venture, LLC and Stewart Title Guaranty Company dated as of December 7, 2012, incorporated by reference to Exhibit 10.62 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.61
Assignment and Assumption of Sale, Purchase and Escrow Agreement between KBS-Legacy Apartment Community REIT Venture, LLC and KBS Capital Advisors LLC dated as of December 12, 2012, incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.62
Assignment and Assumption of Sale, Purchase and Escrow Agreement between KBS Capital Advisors LLC and KBS Legacy Partners Watertower LLC dated as of December 12, 2012, incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.63
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among KBS Legacy Partners Watertower LLC, Fireman’s Fund Insurance Company and Allianz Global Risks US Insurance Company dated as of January 15, 2013, incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.64
Promissory Note to the order of Fireman’s Fund Insurance Company dated as of January 15, 2013, incorporated by reference to Exhibit 10.66 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

Ex.	Description

10.65
Promissory Note to the order of Allianz Global Risks US Insurance Company dated as of January 15, 2013, incorporated by reference to Exhibit 10.67 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.66
Limited Guaranty by KBS Legacy Partners Properties LLC to and for the benefit of Fireman’s Fund Insurance Company and Allianz Global Risks US Insurance Company dated as of January 15, 2013, incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.67
Property Management Agreement between Lincoln Apartment Management Limited Partnership and KBS Legacy Partners Watertower LLC, incorporated by reference to Exhibit 10.69 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

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

We have audited the accompanying consolidated balance sheets of KBS Legacy Partners Apartment REIT, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule in Item 15(a), Schedule III — Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Legacy Partners Apartment REIT, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Irvine, California
February 26, 2013

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Real estate:
Land	$29,768	$4,838
Buildings and improvements	196,592	30,819
Tenant origination and absorption costs	1,513	1,584
Total real estate, cost	227,873	37,241
Less accumulated depreciation and amortization	(5,298)	(2,649)
Total real estate, net	222,575	34,592
Cash and cash equivalents	31,849	23,072
Restricted cash	2,304	1,143
Deferred financing costs, prepaid expenses and other assets	5,122	1,714
Total assets	$261,850	$60,521
Liabilities and stockholders’ equity
Notes payable:
Mortgage notes payable, net	$167,940	$23,077
Unsecured note payable due to affiliate	—	1,000
Total notes payable, net	167,940	24,077
Accounts payable and accrued liabilities	3,499	1,396
Due to affiliates	74	36
Distributions payable	691	234
Other liabilities	1,068	247
Total liabilities	173,272	25,990
Commitments and contingencies (Note 10)
Redeemable common stock	2,006	350
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 12,866,456 and 4,707,212 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	129	47
Additional paid-in capital	107,685	39,419
Cumulative distributions and net losses	(21,242)	(5,285)
Total stockholders’ equity	86,572	34,181
Total liabilities and stockholders’ equity	$261,850	$60,521
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$16,105	$5,372	$928
Total revenues	16,105	5,372	928
Expenses:
Operating, maintenance, and management	4,273	1,503	271
Real estate taxes and insurance	2,311	985	209
Asset management fees to affiliate	1,521	362	67
Property management fees to affiliate	106	—	—
Real estate acquisition fees and expenses to affiliate	1,969	—	366
Real estate acquisition fees and expenses	1,584	23	248
General and administrative expenses	1,898	1,384	702
Depreciation and amortization	8,012	1,890	759
Interest expense	4,688	1,323	360
Total expenses	26,362	7,470	2,982
Other income:
Interest income	24	5	—
Net loss	$(10,233)	$(2,093)	$(2,054)
Net loss per common share, basic and diluted	$(1.16)	$(1.21)	$(50.02)
Weighted-average number of common shares outstanding, basic and diluted	8,801,166	1,734,410	41,063
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2009	20,000	$1	$199	$(1)	$199
Issuance of common stock	347,447	3	3,414	—	3,417
Distributions declared	—	—	—	(10)	(10)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(272)	—	(272)
Other offering costs	—	—	(240)	—	(240)
Net loss	—	—	—	(2,054)	(2,054)
Balance, December 31, 2010	367,447	$4	$3,101	$(2,065)	$1,040
Issuance of common stock	4,339,765	43	43,147	—	43,190
Transfers to redeemable common stock	—	—	(350)	—	(350)
Distributions declared	—	—	—	(1,127)	(1,127)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(3,896)	—	(3,896)
Other offering costs	—	—	(2,583)	—	(2,583)
Net loss	—	—	—	(2,093)	(2,093)
Balance, December 31, 2011	4,707,212	$47	$39,419	$(5,285)	$34,181
Issuance of common stock	8,195,092	82	81,224	—	81,306
Redemptions of common stock	(35,848)	—	(350)	—	(350)
Transfers to redeemable common stock	—	—	(1,879)	—	(1,879)
Distributions declared	—	—	—	(5,724)	(5,724)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(7,026)	—	(7,026)
Other offering costs	—	—	(3,703)	—	(3,703)
Net loss	—	—	—	(10,233)	(10,233)
Balance, December 31, 2012	12,866,456	$129	$107,685	$(21,242)	$86,572
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net loss	$(10,233)	$(2,093)	$(2,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,012	1,890	759
Bad debt expense	191	14	2
Amortization of premium on notes payable	(395)	(75)	(19)
Amortization of deferred financing costs	386	149	61
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(1,161)	(156)	(987)
Prepaid expenses and other assets	(834)	(490)	(29)
Accounts payable and accrued liabilities	1,864	107	1,289
Due to affiliates	39	(305)	305
Other liabilities	598	114	133
Net cash used in operating activities	(1,533)	(845)	(540)
Cash Flows from Investing Activities:
Acquisitions of real estate	(193,900)	—	(12,907)
Improvements to real estate	(1,936)	(595)	(58)
Escrow deposits for pending real estate acquisition	(500)	(1,000)	—
Net cash used in investing activities	(196,336)	(1,595)	(12,965)
Cash Flows from Financing Activities:
Proceeds from notes payable	167,940	—	—
Principal payments on mortgage note payable	(22,682)	(440)	(70)
Principal payments on unsecured note payable due to affiliate	(1,000)	(13,000)	—
Proceeds from unsecured note payable due to affiliate	—	—	14,000
Payments of deferred financing costs	(1,737)	(10)	(410)
Proceeds from issuance of common stock	79,077	42,840	3,417
Payments to redeem common stock	(350)	—	—
Payments of commissions on stock sales and related dealer manager fees	(7,026)	(3,896)	(273)
Payments of other offering costs	(4,538)	(2,554)	(233)
Distributions paid	(3,038)	(553)	—
Net cash provided by financing activities	206,646	22,387	16,431
Net increase in cash and cash equivalents	8,777	19,947	2,926
Cash and cash equivalents, beginning of period	23,072	3,125	199
Cash and cash equivalents, end of period	$31,849	$23,072	$3,125
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,793	$1,008	$244
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$2,229	$350	$—
Increase in distributions payable	$457	$224	$10
Increase in accrued improvements to real estate	$159	$—	$—
Increase in redeemable common stock payable	$223	$—	$—
Mortgage debt assumed on real estate acquisition at fair value	$—	$—	$23,681
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company originally entered into with the Advisor on January 25, 2010 and renewed for an additional one-year term on January 25, 2013 (the “Advisory Agreement”).
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of December 31, 2012, the Sub-Advisor owns 20,000 shares of common stock of the Company.
The Company expects to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. The Company expects that its portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. The Company may make its investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of December 31, 2012, the Company owned six apartment complexes.
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
As of December 31, 2012, the Company had sold 12,882,304 shares of common stock in the Offering for gross offering proceeds of $127.9 million, including 271,507 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $2.6 million. Also as of December 31, 2012, the Company had redeemed 35,848 shares sold in the Offering for $0.4 million.
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
December 31, 2012

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.
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
Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in‑place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease values are amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company will assess the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2012, 2011 and 2010.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2012.
The Company’s cash and cash equivalent balance exceeds federally insurable limits as of December 31, 2012. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts for property taxes.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Dividend Reinvestment Plan
The Company has adopted a dividend reinvestment plan (the “DRP”) through which future common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP will be $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the dividend reinvestment plan will be priced at the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities — whether through the Offering or follow-on public offerings — and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants. On January 17, 2013, the Company’s board of directors approved a second amended and restated dividend reinvestment plan. See Note 11, “Subsequent Events — Second Amended and Restated Dividend Reinvestment Plan.”
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

Pursuant to the program, during the year ended December 31, 2012, the Company redeemed shares as follows:

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
December 31, 2012

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
The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders. On January 17, 2013, the Company’s board of directors approved a second amended and restated share redemption program and on February 25, 2013 the Company’s Board of Directors approved a third amended and restated share redemption program. See Note 11, “Subsequent Events — Share Redemption Program.”
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
The Company will classify as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares will be contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. During the year ended December 31, 2012, the Company redeemed $0.4 million of common stock, which represented the dollar value of the number of shares that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan in 2011. As of December 31, 2012, the Company had 24,150 shares of outstanding and unfulfilled redemption requests and recorded $0.2 million of other liabilities on the accompanying consolidated balance sheets related to these unfulfilled redemption requests. Effective January 2013, and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012, the Company has $2.2 million available for redemption in 2013. The Company redeemed the remaining outstanding and unfulfilled redemptions as of December 31, 2012 of $0.2 million on the January 31, 2013 redemption date.
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
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the year ended December 31, 2012.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

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
On January 8, 2013, the Company entered into an amendment to the advisory agreement with the Advisor. See Note 11, “Subsequent Events — Amendment to the Advisory Agreement.”
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2012 and 2011. As of December 31, 2012, returns for calendar years 2011 and 2010 remain subject to examination by major tax jurisdictions.
Segments
The Company has invested in six apartment complexes as of December 31, 2012. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one business segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted‑average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2012, 2011 and 2010.
Distributions declared per common share was $0.650 for the years ended December 31, 2012 and 2011, respectively, and $0.028 for the year ended December 31, 2010. Distributions declared per common share assumes each share was issued and outstanding each day during the years ended December 31, 2012 and 2011 and each day during the period from December 16, 2010 through December 31, 2010. For the years ended December 31, 2012 and 2011 and the period from December 16, 2010 through December 31, 2010, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from December 16, 2010 through February 28, 2012 and March 1, 2012 through December 31, 2012 was a record date for distributions.
Square Footage, Occupancy and Other Measures
Square footage, occupancy and other measures used to describe real estate investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2012, the Company acquired the following properties (dollars in thousands):

Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Poplar Creek	Schaumburg	IL	02/09/2012	$7,020	$19,439	$741	$27,200
The Residence at Waterstone	Pikesville	MD	04/06/2012	7,700	55,473	1,527	64,700
Legacy Crescent Park	Greer	SC	05/03/2012	1,710	18,518	572	20,800
Legacy at Martin’s Point	Lombard	IL	05/31/2012	3,500	31,011	939	35,450
Wesley Village	Charlotte	NC	11/06/2012	5,000	39,237	1,513	45,750
				$24,930	$163,678	$5,292	$193,900
The in-place leases acquired in connection with these acquisitions have a total weighted-average amortization period of 5.8 months as of the date of acquisition.
The Company recorded each acquisition as a business combination and expensed $3.6 million of acquisition costs related to these properties during the year ended December 31, 2012. During the year ended December 31, 2012, the Company recognized $10.4 million of total revenues and $8.4 million of operating expenses from these properties.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

4.	REAL ESTATE
As of December 31, 2012, the Company owned six apartment complexes, containing 1,752 units and encompassing 1.7 million rentable square feet, which were 95% occupied. The following table provides summary information regarding the properties owned by the Company as of December 31, 2012 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$35,988	$(1,962)	$34,026
Poplar Creek	02/09/2012	Schaumburg, IL	26,677	(557)	26,120
The Residence at Waterstone	04/06/2012	Pikesville, MD	63,967	(1,169)	62,798
Legacy Crescent Park	05/03/2012	Greer, SC	20,290	(411)	19,879
Legacy at Martin’s Point	05/31/2012	Lombard, IL	35,199	(608)	34,591
Wesley Village	11/06/2012	Charlotte, NC	45,752	(591)	45,161
			$227,873	$(5,298)	$222,575
_____________________
(1) In 2012, the Company wrote off fully amortized costs from cost and accumulated amortization in tenant origination and absorption costs related to in-place leases of $5.4 million.
As of December 31, 2012 and 2011, the Company’s tenant origination and absorption costs was $6.9 million and $1.6 million, respectively, and the accumulated amortization of tenant origination and absorption costs was $5.7 million and $1.6 million, respectively. The weighted-average remaining amortization period for the Company’s tenant origination and absorption costs was 6 months as of December 31, 2012.

5.	NOTES PAYABLE
As of December 31, 2012 and 2011, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of December 31, 2012	Principal as of December 31, 2011	Contractual Interest Rate as of December 31, 2012 (1)	Payment Type		Maturity Date
Mortgage Note Payable
Legacy at Valley Ranch Mortgage Loan (2)	$32,500	$22,682	3.9%	Principal & Interest	(3)	04/01/2019
Poplar Creek Mortgage Loan	20,400	—	4.0%	Principal & Interest	(3)	03/01/2019
The Residence at Waterstone Mortgage Loan	47,905	—	3.8%	Principal & Interest	(3)	05/01/2019
Legacy Crescent Park Mortgage Loan	14,560	—	3.5%	Principal & Interest	(4)	06/01/2019
Legacy at Martin’s Point Mortgage Loan	23,000	—	3.3%	Principal & Interest	(3)	06/01/2019
Wesley Village Mortgage Loan	29,575	—	2.6%	Principal & Interest	(5)	12/01/2017
Premium on notes payable, net (2)	—	395
Mortgage note payable, net	167,940	23,077
Unsecured Note Payable Due to Affiliate
Advisor Bridge Loan	—	1,000
Total Notes Payable, net	$167,940	$24,077
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2012.
(2) On March 7, 2012, the Company refinanced the Legacy at Valley Ranch Mortgage Loan. The proceeds were used to repay in full the original debt secured by Legacy at Valley Ranch with an outstanding principal balance of $22.6 million as of March 7, 2012. The Company recognized as interest expense $0.5 million in early termination fees related to the initial loan and wrote off, as a reduction to interest expense, the remaining $0.4 million unamortized premium on notes payable related to the early payoff of the original debt secured by Legacy at Valley Ranch as of March 7, 2012.
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
(5) Monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

As of December 31, 2012 and 2011, the Company’s deferred financing costs were $1.6 million and $0.2 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the years ended December 31, 2012 and 2011, the Company incurred $4.7 million and $1.3 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2012 and 2011 were $0.4 million and $0.1 million of amortization of deferred financing costs, respectively. Additionally, included in interest expense for the year ended December 31, 2012 was $0.5 million and $(0.4) million due to early termination fees on mortgage debt and the write-off of a premium on notes payable, respectively. As of December 31, 2012 and 2011, the Company recorded interest payable of $0.5 million and $0.1 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for the Company’s notes payable outstanding as of December 31, 2012 (in thousands):

2013	$787
2014	2,279
2015	3,230
2016	3,330
2017	29,605
Thereafter	128,709
$167,940

6.	FAIR VALUE DISCLOSURES
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
December 31, 2012

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
The following were the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012			December 31, 2011
	Face Value	Carrying Amount	Fair Value	Face Value (1)	Carrying Amount (1)	Fair Value (1)
Financial liabilities:
Notes payable	$167,940	$167,940	$171,232	$22,682	$23,077	$23,136
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2012, 2011 and 2010, respectively, and any related amounts payable as of December 31, 2012 and 2011 (in thousands):

	Incurred			Payable as of
	2012	2011	2010	2012	2011
Expensed
Asset management fees	$1,521	$362	$67	$—	$—
Reimbursable operating expenses (1)	602	60	371	39	—
Acquisition fees on real properties	1,969	—	366	—	—
Related party interest expense (2)	10	401	156	—	—
Property management fees (3)	106	—	—	—	—
Additional Paid-in Capital
Selling commissions	4,668	2,609	170	—	—
Dealer manager fees	2,358	1,287	102	—	—
Reimbursable other offering costs	3,408	2,583	240	35	36
Capitalized
Origination fees on unsecured note payable due to affiliate	—	—	140	—	—
	$14,642	$7,302	$1,612	$74	$36
____________________
(1) In addition, our Advisor may seek reimbursement for employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $74,000, $60,000 and $28,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and were the only employee costs reimbursable under the Advisory Agreement through December 31, 2012. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(2) Related party interest expense relates to the Advisor Bridge Loan. See note 5, “Notes Payable.”
(3) See “— Property Management Agreement.”
From inception through December 31, 2012, the Company has recognized and paid $11.2 million in selling commissions and dealer manager fees and recognized $6.5 million of other organization and offering expenses related to the Offering, including $6.2 million of other organization and offering expenses incurred by the Advisor. As of December 31, 2012, all amounts incurred by the Advisor have been reimbursed.  From inception through December 31, 2012, the Company’s selling commissions, dealer manager fees, and organization and other offering costs were 13.9% of the gross offering proceeds. Additionally, as of December 31, 2012, the Company has recognized $0.9 million of other organization and offering costs related to the registration of the Follow-on Offering, including $24,000 that was incurred by the Advisor. Other organization and offering costs related to the registration of the Follow-on Offering are included in deferred financing costs, prepaid expenses and other assets in the accompanying consolidated balance sheets.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the years ended December 31, 2012 and 2011, the Advisor paid $88,500 and $88,500, respectively, to the insurer for the costs of the supplemental coverage obtained by the Company.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Property Management Agreement
In connection with each of its acquisitions of Poplar Creek, The Residence at Waterstone, Legacy Crescent Park, Legacy at Martin’s Point and Wesley Village, the Company, through an indirect wholly owned subsidiary, entered into a separate Property Management — Account Services Agreement (collectively, the “Services Agreement”) with Legacy Partners Residential L.P. (“LPR”), an affiliate of the Sub-Advisor, pursuant to which LPR will provide certain account maintenance and bookkeeping services related to these properties. Under each Services Agreement, the Company will pay LPR a monthly fee in an amount equal to 1% of each property’s gross monthly collections. Unless otherwise provided for in an approved operating budget, LPR will be responsible for all expenses that it incurs in rendering services pursuant to each Services Agreement. Each Services Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Services Agreement. Notwithstanding the foregoing, the Company may terminate each Services Agreement at any time without cause upon 30 days’ prior written notice to LPR. The Company may also terminate each Services Agreement with cause immediately upon notice to LPR and the expiration of any applicable cure period. LPR may terminate each Services Agreement at any time without cause upon 90 days’ prior written notice to the Company.

8.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2012 and 2011. The Company acquired five apartment complexes during the year ended December 31, 2012, which were accounted for as business combinations. The following unaudited pro forma information for the years ended December 31, 2012 and 2011 has been prepared to give effect to the acquisitions of Poplar Creek, The Residence at Waterstone, Legacy Crescent Park, Legacy at Martin’s Point and Wesley Village as if the acquisitions occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on these dates, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Years Ended December 31,
	2012	2011
Revenues	$23,086	$22,469
Depreciation and amortization	$5,871	$12,147
Net loss	$(2,633)	$(8,718)
Net loss per common share, basic and diluted	$(0.22)	$(1.02)
Weighted-average number of common shares outstanding, basic and diluted	11,826,640	8,520,498
The unaudited pro forma information for the year ended December 31, 2012 was adjusted to exclude $3.6 million of acquisition costs incurred in 2012 related to the above properties.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

9.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,814	$4,019	$4,825	$5,447
Net loss	$(1,073)	$(4,880)	$(2,448)	$(1,832)
Net loss per common share, basic and diluted	$(0.19)	$(0.61)	$(0.25)	$(0.16)
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,301	$1,330	$1,356	$1,385
Net loss	$(1,158)	$(584)	$(141)	$(210)
Net loss per common share, basic and diluted	$(2.35)	$(0.54)	$(0.08)	$(0.06)
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164
_____________________
(1) Distributions declared per common shares assumes each share was issued and outstanding each day during the respective quarterly period from January 1, 2011 through December 31, 2012. Each day during the period from January 1, 2011 through February 28, 2012 and March 1, 2012 through December 31, 2012 was a record date for distributions. Distributions were calculated at a rate of $0.00178082 per share per day.

10.	COMMITMENTS AND CONTINGENCIES
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

11.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of Offering
The Company commenced its Offering on March 12, 2010. As of February 22, 2013, the Company had sold 15,005,447 shares of common stock in the Offering for gross offering proceeds of $149.0 million, including 335,984 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.2 million. Also as of February 22, 2013, the Company had redeemed 61,571 shares sold in the Offering for $0.6 million. The Company expects to announce and implement an updated primary offering selling price for new purchases of common stock in its ongoing initial public offering on March 4, 2013.
Distributions Paid
On January 2, 2013, the Company paid distributions of $0.7 million, which related to distributions declared for each day in the period from December 1, 2012 through December 31, 2012. On February 1, 2013, the Company paid distributions of $0.7 million, which which related to distributions declared for each day in the period from January 1, 2013 through January 31, 2013.
Distributions Declared
On January 18, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from February 1, 2013 through February 28, 2013, which the Company expects to pay in March 2013, and distributions based on daily record dates for the period from March 1, 2013 through March 31, 2013, which the Company expects to pay in April 2013. On February 25, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2013 through April 30, 2013, which the Company expects to pay in May 2013, and distributions based on daily record dates for the period from May 1, 2013 through May 31, 2013, which the Company expects to pay in June 2013. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082  per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00  per share.
Investment and Financing Subsequent to December 31, 2012
Acquisition of Watertower Apartments
On January 15, 2013, the Company, through an indirect wholly owned subsidiary, purchased an apartment complex containing 228 units located on approximately 5.59 acres of land in Eden Prairie, Minnesota (“Watertower Apartments”).  The seller is not affiliated with the Company or its advisors. The purchase price of Watertower Apartments was $38.4 million plus closing costs. The Company funded the acquisition with proceeds from the Watertower Mortgage Loan (defined below) in the amount of $25.0 million and proceeds from the Offering. The Company allocated the purchase price of the property to the fair value of the assets acquired and liabilities assumed. The Company allocated $4.1 million to land, $33.2 million to building and improvements and $1.1 million to tenant origination and amortization costs.
Watertower Apartments is located in Eden Prairie, Minnesota and consists of 228 apartment units, encompassing 218,710 rentable square feet. At acquisition, Watertower Apartments was 94% occupied. Additionally, Watertower Apartments contains two retail spaces encompassing 10,065 rentable square feet, which are both currently leased.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Financing of Watertower Apartments
On January 15, 2013 in connection with the acquisition of Watertower Apartments, the Company, through an indirect wholly owned subsidiary (the “Watertower Apartments Borrower”) entered into a mortgage agreement for borrowings of $25.0 million evidenced by two promissory notes (collectively, the “Watertower Mortgage Loan”): (i) a $16.7 million promissory note to Fireman’s Fund Insurance Company and (ii) an $8.3 million promissory note to Allianz Global Risks US Insurance Company. The Watertower Mortgage Loan matures on February 10, 2018 and bears interest at a fixed rate of 2.46%. Monthly payments are initially interest-only.  Beginning on March 10, 2015, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance and all accrued and unpaid interest due at maturity.  The Watertower Apartments Borrower has the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium.  The loan is fully assumable by a subsequent purchaser of Watertower Apartments.
KBS Legacy Partners Properties LLC (“KBSLPP”), an indirect wholly owned subsidiary of the Company, is providing a limited guaranty of the Watertower Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Watertower Apartments Borrower is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Watertower Apartments Borrower or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Watertower Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Watertower Apartments Borrower under the Watertower Mortgage Loan.
Amendment to and Renewal of the Advisory Agreement
On January 8, 2013, the Company entered into an amendment to the advisory agreement with the Advisor, which defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Advisor further agrees that the Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with this amendment), and then to pay asset management fees previously deferred by the Advisor in accordance with this amendment that remain unpaid. Notwithstanding the above, any and all deferred asset management fees that are unpaid shall be immediately due and payable at such time as the stockholders have received distributions in an aggregate amount equal to the sum of (i) the stockholders’ 8% return and (ii) the stockholders’ invested capital.
On January 25, 2013, the Company renewed the advisory agreement with the advisor. The renewed advisory agreement is effective through January 25, 2014; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are consistent with those of the advisory agreement that was previously in effect (including the terms of the January 8, 2013 amendment described above).

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

Second Amended and Restated Dividend Reinvestment Plan
On January 17, 2013, the Company’s board of directors approved a second amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”). The Amended Dividend Reinvestment Plan is effective for purchases under the plan on or after January 28, 2013. Pursuant to the Amended Dividend Reinvestment Plan, the purchase price of shares of the Company’s common stock issued under the Amended Dividend Reinvestment Plan will be equal to 95% of the price to acquire a share of common stock in the Company’s public offering. The current price per share of the Company’s common stock is $10.00 and shares of the Company’s common stock issued under the Amended Dividend Reinvestment Plan will be issued for $9.50 per share until the Company announces an updated primary offering selling price.  The Company expects to announce and implement an updated primary offering selling price for new purchases of common stock in the Company’s ongoing initial public offering on March 4, 2013.
Also, pursuant to the Amended Dividend Reinvestment Plan, once the Company establishes an estimated value per share for a purpose other than to set the price to acquire shares of common stock in one of the Company’s public offerings, the purchase price of shares of the Company’s common stock issued under the Amended Dividend Reinvestment Plan will be equal to 95% of the estimated value per share of the Company’s common stock.  The Company currently expects to establish an estimated value per share of common stock, for a purpose other than to set the price to acquire a share in one of the Company’s public offerings, after completion of the Company’s offering stage.  The Company’s offering stage will be complete when the Company is no longer publicly offering equity securities — whether through its initial public offering or follow-on public offerings — and has not done so for up to 18 months.
If the Company publicly announces in a filing with the SEC a new estimated value per share, a stockholder who participates in the Amended Dividend Reinvestment Plan (the “Participant”) shall have no less than two business days after the date of such announcement to notify the Company in writing of the Participant’s termination, which will be effective for the next date shares are purchased under the Amended Dividend Reinvestment Plan.
Share Redemption Program
On January 17, 2013, the Company’s board of directors approved a second amended and restated share redemption program (the “Amended Share Redemption Program”). The Amended Share Redemption Program is effective for redemptions under the program on or after February 17, 2013. Under the Amended Share Redemption Program, the Company will redeem shares as a percentage of the price paid to acquire common shares from the Company for ordinary redemptions. Ordinary redemptions are all redemptions other than those sought in connection with a stockholder’s death, Qualifying Disability (as defined in the Amended Share Redemption Program) or Determination of Incompetence (as defined in the Amended Share Redemption Program).
Pursuant to the Amended Share Redemption Program, the Company will redeem shares under the program as follows:

•	92.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least one year;

•	95.0% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least two years;

•	97.5% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least three years; and

•	100% of the price paid to acquire the shares from the Company for stockholders who have held their shares for at least four years.
Notwithstanding the above, once the Company establishes an estimated value per share of the common stock for a purpose other than to set the price to acquire a share in one of the public offerings after the completion of the Company’s offering stage, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by the Advisor and/or an independent valuation firm.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2012

On February 25, 2013, the Company’s board of directors approved a third amended and restated share redemption program (the “Third Amended Share Redemption Program”). The Third Amended Share Redemption Program is effective for redemptions under the program on or after March 28, 2013. Pursuant to the Third Amended Share Redemption Program, the Company has modified how it will process redemptions that would result in a stockholder owning less than the minimum purchase requirement described in a currently effective, or the most recently effective, registration statement of the Company as such registration statement has been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if the Company cannot repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then the Company will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then the Company would redeem all of such stockholder’s shares. If the Company is redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to the Company’s dividend reinvestment plan.
There were no other changes to the share redemption program. The Company’s board of directors may amend, suspend or terminate the program upon 30 days’ notice. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the Company’s stockholders.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2012
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Legacy at Valley Ranch	Irving, TX	100%	$32,500	$4,838	$31,750	$36,588	$(600)	$4,838	$31,150	$35,988	$(1,962)	1999	10/26/2010
Poplar Creek	Schaumburg, IL	100%	20,400	7,020	20,180	27,200	(523)	7,020	19,657	26,677	(557)	1986/2007	02/09/2012
The Residence at Waterstone	Pikesville, MD	100%	47,905	7,700	57,000	64,700	(733)	7,700	56,267	63,967	(1,169)	2002	04/06/2012
Legacy Crescent Park	Greer, SC	100%	14,560	1,710	19,090	20,800	(510)	1,710	18,580	20,290	(411)	2008	05/03/2012
Legacy at Martin’s Point	Lombard, IL	100%	23,000	3,500	31,950	35,450	(251)	3,500	31,699	35,199	(608)	1989/2009	05/31/2012
Wesley Village	Charlotte, NC	100%	29,575	5,000	40,750	45,750	2	5,000	40,752	45,752	(591)	2009	11/06/2012
		TOTAL	$167,940	$29,768	$200,720	$230,488	$(2,615)	$29,768	$198,105	$227,873	$(5,298)
_____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $236.9 million as of December 31, 2012.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2012
(dollar amounts in thousands)

	2012	2011	2010
Real Estate:
Balance at the beginning of the year	$37,241	$36,646	$—
Acquisitions	193,900	—	36,588
Improvements	2,095	595	58
Write-off of fully depreciated and fully amortized assets	(5,363)	—	—
Balance at the end of the year	$227,873	$37,241	$36,646
Accumulated depreciation:
Balance at the beginning of the year	$2,649	$759	$—
Depreciation expense	8,012	1,890	759
Write-off of fully depreciated and fully amortized assets	(5,363)	—	—
Balance at the end of the year	$5,298	$2,649	$759

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on February 26, 2013.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ W. DEAN HENRY	Chief Executive Officer (principal executive officer)	February 26, 2013
W. Dean Henry
/s/ PETER M. BREN	President and Director	February 26, 2013
Peter M. Bren
/s/ C. PRESTON BUTCHER	Chairman of the Board	February 26, 2013
C. Preston Butcher
/s/ GUY K. HAYS	Executive Vice President	February 26, 2013
Guy K. Hays
/s/ PETER MCMILLAN III	Executive Vice President	February 26, 2013
Peter McMillan III
/s/ DAVID E. SNYDER	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	February 26, 2013
David E. Snyder
/s/ STACIE K. YAMANE	Chief Accounting Officer	February 26, 2013
Stacie K. Yamane
/s/ GARY T. KACHADURIAN	Director	February 26, 2013
Gary T. Kachadurian
/s/ MICHAEL L. MEYER	Director	February 26, 2013
Michael L. Meyer
/s/ RONALD E. ZUZACK	Director	February 26, 2013
Ronald E. Zuzack