Form 10-Q
period 2013-03-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2013-05-10
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2013
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
Yes  ☐  No  ☒
 As of May 7, 2013, there were 18,146,075 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
March 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Real estate:
Land	$33,868	$29,768
Buildings and improvements	230,278	196,592
Tenant origination and absorption costs	2,561	1,513
Total real estate, cost	266,707	227,873
Less accumulated depreciation and amortization	(8,109)	(5,298)
Total real estate, net	258,598	222,575
Cash and cash equivalents	64,194	31,849
Restricted cash	1,896	2,304
Deferred financing costs, prepaid expenses and other assets	3,617	5,122
Total assets	$328,305	$261,850
Liabilities and stockholders’ equity
Notes payable	$192,776	$167,940
Accounts payable and accrued liabilities	2,908	3,499
Due to affiliates	496	74
Distributions payable	961	691
Other liabilities	857	1,068
Total liabilities	197,998	173,272
Commitments and contingencies (Note 9)
Redeemable common stock	2,816	2,006
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 18,040,324 and 12,866,456 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	180	129
Additional paid-in capital	153,136	107,685
Cumulative distributions and net losses	(25,825)	(21,242)
Total stockholders’ equity	127,491	86,572
Total liabilities and stockholders’ equity	$328,305	$261,850
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$6,730	$1,814
Total revenues	6,730	1,814
Expenses:
Operating, maintenance, and management	1,651	484
Real estate taxes and insurance	927	325
Asset management fees to affiliate	659	129
Property management fees to affiliate	45	—
Real estate acquisition fees and expenses to affiliate	389	276
Real estate acquisition fees and expenses	202	96
General and administrative expenses	530	399
Depreciation and amortization	2,811	539
Interest expense	1,691	645
Total expenses	8,905	2,893
Other income:
Interest income	8	6
Net loss	$(2,167)	$(1,073)
Net loss per common share, basic and diluted	$(0.14)	$(0.19)
Weighted-average number of common shares outstanding, basic and diluted	15,061,420	5,661,615
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2012 and the Three Months Ended March 31, 2013 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2011	4,707,212	$47	$39,419	$(5,285)	$34,181
Issuance of common stock	8,195,092	82	81,224	—	81,306
Redemptions of common stock	(35,848)	—	(350)	—	(350)
Transfers to redeemable common stock	—	—	(1,879)	—	(1,879)
Distributions declared	—	—	—	(5,724)	(5,724)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(7,026)	—	(7,026)
Other offering costs	—	—	(3,703)	—	(3,703)
Net loss	—	—	—	(10,233)	(10,233)
Balance, December 31, 2012	12,866,456	129	107,685	(21,242)	86,572
Issuance of common stock	5,210,296	51	51,220	—	51,271
Redemptions of common stock	(36,428)	—	(338)	—	(338)
Transfers to redeemable common stock	—	—	(587)	—	(587)
Distributions declared	—	—	—	(2,416)	(2,416)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(4,053)	—	(4,053)
Other offering costs	—	—	(791)	—	(791)
Net loss	—	—	—	(2,167)	(2,167)
Balance, March 31, 2013	18,040,324	$180	$153,136	$(25,825)	$127,491
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(2,167)	$(1,073)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,811	539
Bad debt expense	47	25
Amortization of premium on notes payable	—	(395)
Amortization of deferred financing costs	76	222
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	408	654
Prepaid expenses and other assets	(210)	(1,801)
Accounts payable and accrued liabilities	(671)	(401)
Due to affiliates	447	281
Other liabilities	12	50
Net cash provided by (used in) operating activities	753	(1,899)
Cash Flows from Investing Activities:
Acquisitions of real estate	(36,375)	(27,200)
Improvements to real estate	(543)	(66)
Net cash used in investing activities	(36,918)	(27,266)
Cash Flows from Financing Activities:
Proceeds from notes payable	25,000	52,900
Principal payments on mortgage note payable	(164)	(22,682)
Principal payments on unsecured note payable due to affiliate	—	(1,000)
Payments of deferred financing costs	(237)	(765)
Proceeds from issuance of common stock	50,346	21,463
Payments to redeem common stock	(338)	(109)
Payments of commissions on stock sales and related dealer manager fees	(4,053)	(1,896)
Payments of other offering costs	(823)	(28)
Distributions paid	(1,221)	(449)
Net cash provided by financing activities	68,510	47,434
Net increase in cash and cash equivalents	32,345	18,269
Cash and cash equivalents, beginning of period	31,849	23,072
Cash and cash equivalents, end of period	$64,194	$41,341
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,581	$358
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$925	$340
Application of escrow deposits to purchase real estate	$2,000	$—
Increase in other offering costs payable	$164	$—
Increase (decrease) in other offering costs due to affiliates	$(25)	$1,346
Increase in distributions payable	$270	$118
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company originally entered into with the Advisor on January 25, 2010, amended on January 8, 2013, and renewed for an additional one-year term on January 25, 2013 (the “Advisory Agreement”).
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of March 31, 2013, the Sub-Advisor owns 20,000 shares of common stock of the Company.
The Company expects to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. The Company expects that its portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. The Company may make its investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of March 31, 2013, the Company owned seven apartment complexes.
On August 19, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public (the “Initial Offering”), of which 80,000,000 shares of common stock would be offered pursuant to the Company’s dividend reinvestment plan.
The SEC declared the Company’s registration statement for the Initial Offering effective on March 12, 2010, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager for the Initial Offering pursuant to a dealer manager agreement dated March 12, 2010 (the “Initial Dealer Manager Agreement”). Under the Initial Dealer Manager Agreement, the Dealer Manager was responsible for marketing the Company’s shares in the Initial Offering.
On May 31, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a follow-on public offering (the “Follow-on Offering” and together with the Initial Offering, the “Offerings”). Pursuant to the registration statement, as amended, the Company registered up to an additional $2,000,000,000 of shares of common stock for sale to the public and up to an additional $760,000,000 of shares of common stock pursuant to the dividend reinvestment plan. The SEC declared the Company’s registration statement for the Follow-on Offering effective on March 8, 2013.
The Company retained the Dealer Manager to serve as the dealer manager for the Follow-on Offering pursuant to a dealer manager agreement dated March 8, 2013 (the “Follow-on Dealer Manager Agreement” and together with the Initial Dealer Manager Agreement, the “Dealer Manager Agreements”). On March 12, 2013, the Company ceased offering shares pursuant to the Initial Offering and on March 13, 2013, the Company commenced offering shares to the public pursuant to the Follow-on Offering.
From the inception of the Initial Offering through its completion on March 12, 2013, the Company sold 18,087,583 shares of common stock for gross offering proceeds of $179.1 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

As of March 31, 2013, the Company had sold an aggregate of 18,092,600 shares of common stock in the Offerings for gross offering proceeds of $179.2 million, including an aggregate of 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million. Also, as of March 31, 2013, the Company had redeemed 72,276 shares sold in the Offerings for $0.7 million.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Segments
The Company has invested in seven apartment complexes as of March 31, 2013. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one business segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2013 and 2012.
Distributions declared per common share was $0.160 for the three months ended March 31, 2013 and 2012, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2013 and 2012. For each day that was a record date for distributions during the three months ended March 31, 2013 and 2012, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2013 through March 31, 2013 was a record date for distributions. Each day during the period from January 1, 2012 through February 28, 2012 and March 1, 2012 through March 31, 2012 was a record date for distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

3.	RECENT ACQUISITION OF REAL ESTATE
During the three months ended March 31, 2013, the Company acquired the following property (dollars in thousands):

Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Watertower Apartments	Eden Prairie	MN	01/15/2013	$4,100	$33,227	$1,048	$38,375
The in-place leases acquired in connection with this acquisition has a total weighted-average amortization period of 5.1 months as of the date of acquisition.
The Company recorded this acquisition as a business combination and expensed $0.6 million of acquisition costs for the three months ended March 31, 2013. During the three months ended March 31, 2013, the Company recognized $0.8 million of total revenues and $0.5 million of operating expenses from Watertower Apartments.

4.	REAL ESTATE
As of March 31, 2013, the Company owned seven apartment complexes, containing 1,980 units and encompassing 1.9 million rentable square feet, which were 94% occupied. The following table provides summary information regarding the properties owned by the Company as of March 31, 2013 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,033	$(2,191)	$33,842
Poplar Creek	02/09/2012	Schaumburg, IL	26,771	(712)	26,059
The Residence at Waterstone	04/06/2012	Pikesville, MD	63,990	(1,570)	62,420
Legacy Crescent Park	05/03/2012	Greer, SC	20,332	(573)	19,759
Legacy at Martin’s Point	05/31/2012	Lombard, IL	35,396	(859)	34,537
Wesley Village	11/06/2012	Charlotte, NC	45,801	(1,529)	44,272
Watertower Apartments	01/15/2013	Eden Prairie, MN	38,384	(675)	37,709
			$266,707	$(8,109)	$258,598

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

5.	NOTES PAYABLE
As of March 31, 2013 and December 31, 2012, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of March 31, 2013	Principal as of December 31, 2012	Contractual Interest Rate as of March 31, 2013 (1)	Payment Type		Maturity Date
Legacy at Valley Ranch Mortgage Loan	$32,500	$32,500	3.9%	Principal & Interest	(2)	04/01/2019
Poplar Creek Mortgage Loan	20,400	20,400	4.0%	Principal & Interest	(2)	03/01/2019
The Residence at Waterstone Mortgage Loan	47,905	47,905	3.8%	Principal & Interest	(2)	05/01/2019
Legacy Crescent Park Mortgage Loan	14,560	14,560	3.5%	Principal & Interest	(3)	06/01/2019
Legacy at Martin’s Point Mortgage Loan	23,000	23,000	3.3%	Principal & Interest	(2)	06/01/2019
Wesley Village Mortgage Loan	29,411	29,575	2.6%	Principal & Interest	(4)	12/01/2017
Watertower Mortgage Loan	25,000	—	2.5%	Principal & Interest	(5)	02/10/2018
	$192,776	$167,940
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2013.
(2) Monthly payments are interest-only during the first two years of the loan. Beginning with the third year of the loan, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years.
(3) Monthly payments are interest-only during the first year of the loan. Beginning with the second year of the loan, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years.
(4) Monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years.
(5) See “— Recent Financings — Watertower Mortgage Loan.”
As of March 31, 2013 and December 31, 2012, the Company’s deferred financing costs were $1.7 million and $1.6 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three months ended March 31, 2013 and 2012, the Company incurred $1.7 million and $0.6 million of interest expense, respectively. Included in interest expense for the three months ended March 31, 2013 and 2012 was $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. As of March 31, 2013 and December 31, 2012, the Company recorded interest payable of $0.5 million and $0.5 million, respectively.
The following is a schedule of maturities, including principal payments, for the Company’s notes payable outstanding as of March 31, 2013 (in thousands):

April 1, 2013 through December 31, 2013	$623
2014	2,279
2015	3,705
2016	3,912
2017	30,202
Thereafter	152,055
$192,776

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Recent Financings
Watertower Mortgage Loan
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
March 31, 2013
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
The following were the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$192,776	$192,776	$196,755	$167,940	$167,940	$171,232
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
March 31, 2013
(unaudited)

7.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreements with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offerings and the investment of proceeds from the Offerings in real estate related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation (“DTCC”) Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2013 and 2012, respectively, and any related amounts payable as of March 31, 2013 and December 31, 2012 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2013	2012	2013	2012
Expensed
Asset management fees (1)	$659	$129	$442	$—
Reimbursable operating expenses (2)	103	13	44	39
Acquisition fees on real properties	389	276	—	—
Related party interest expense	—	10	—	—
Property management fees (3)	45	4	—	—
Additional Paid-in Capital
Selling commissions	2,557	1,258	—	—
Dealer manager fees	1,496	638	—	—
Reimbursable other offering costs	315	1,374	10	35
	$5,564	$3,702	$496	$74
____________________
(1) On January 8, 2013, the Company entered into an amendment to the advisory agreement with the Advisor, which defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with this amendment) and then to pay asset management fees previously deferred by the Advisor in accordance with this amendment that remain unpaid. As of March 31, 2013, the Company accrued $0.4 million of asset management fees for February and March 2013 as the Company believes the payment of this amount to the Advisor is probable.
(2) In addition, the Advisor may seek reimbursement for employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $15,000 and $13,000 for the three months ended March 31, 2013 and 2012, respectively, and were the only employee costs reimbursable under the Advisory Agreement through March 31, 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) See “Property Management - Account Services Agreements” below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

From inception through March 31, 2013, the Company has recognized and paid $1,500 in selling commissions and dealer manager fees related to the Follow-on Offering. Additionally, the Company has incurred $1.1 million of other organization and offering costs related to the Follow-on Offering. Pursuant to the Advisory Agreement, the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in each of the Offerings exceed 15% of the gross offering proceeds of the respective Offering. Due to this limitation, the Company recorded $6,000 of other organization and offering costs as additional paid-in capital and $1.1 million as deferred financing costs, prepaid expenses and other assets on its consolidated balance sheet as of March 31, 2013.  From inception through March 31, 2013, selling commissions, dealer manager fees, and other organization and offering expenses related to the Initial Offering was 12.6% of the gross offering proceeds.
Property Management - Account Services Agreements
In connection with each of its acquisitions of Poplar Creek, The Residence at Waterstone, Legacy Crescent Park, Legacy at Martin’s Point and Wesley Village, the Company, through an indirect wholly owned subsidiary, entered into a separate Property Management - Account Services Agreement (collectively, the “Services Agreement”) with Legacy Partners Residential L.P. (“LPR”), an affiliate of the Sub-Advisor, pursuant to which LPR will provide certain account maintenance and bookkeeping services related to these properties. Under each Services Agreement, the Company pays LPR a monthly fee in an amount equal to 1% of each property’s gross monthly collections. Unless otherwise provided for in an approved operating budget for a property, LPR will be responsible for all expenses that it incurs in rendering services pursuant to each Services Agreement. Each Services Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Services Agreement. Notwithstanding the foregoing, the Company may terminate each Services Agreement at any time without cause upon 30 days’ prior written notice to LPR. The Company may also terminate each Services Agreement with cause immediately upon notice to LPR and the expiration of any applicable cure period. LPR may terminate each Services Agreement at any time without cause upon 90 days’ prior written notice to the Company.

8.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2013 and 2012. The Company acquired one apartment complex during each of the three months ended March 31, 2013 and 2012, respectively, all of which were accounted for as business combinations. The following unaudited pro forma information for the three months ended March 31, 2013 and 2012 has been prepared to give effect to the acquisitions of (i) Poplar Creek, (ii) The Residence at Waterstone, (iii) Legacy Crescent Park, (iv) Legacy at Martin’s Point, (v) Wesley Village and (vi) Watertower Apartments as if the acquisitions occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on January 1, 2012, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended March 31,
	2013	2012
Revenues	$6,871	$6,770
Depreciation and amortization	$2,310	$5,050
Net loss	$(1,060)	$(4,023)
Net loss per common share, basic and diluted	$(0.07)	$(0.29)
Weighted-average number of common shares outstanding, basic and diluted	15,299,450	13,880,031
The unaudited pro forma information for the three months ended March 31, 2013 was adjusted to exclude $0.6 million of acquisition costs incurred in 2013 related to Watertower Apartments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

9.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor, the Sub-Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares in its Offerings; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.
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
Status of Offerings
The Company ceased offering shares pursuant to the Initial Offering on March 12, 2013 and commenced offering shares to the public pursuant to the Follow-on Offering on March 13, 2013. As of May 7, 2013, the Company had sold an aggregate of 18,224,640 shares of common stock in the Offerings for gross offering proceeds of $180.5 million, including an aggregate of 450,172 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $4.3 million. Also as of May 7, 2013, the Company had redeemed 98,564 shares sold in the Offering for $0.9 million.
Distributions Paid
On April 1, 2013, the Company paid distributions of $1.0 million, which related to distributions declared for each day in the period from March 1, 2013 through March 31, 2013. On May 1, 2013, the Company paid distributions of $1.0 million, which related to distributions declared for each day in the period from April 1, 2013 through April 30, 2013.
Distributions Declared
On May 9, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2013 through June 30, 2013, which the Company expects to pay in July 2013, and distributions based on daily record dates for the period from July 1, 2013 through July 31, 2013, which the Company expects to pay in August 2013. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082  per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share or a 6.1% annualized rate based on the current offering price of $10.68 per share.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Investment and Financing Subsequent to March 31, 2013
Acquisition of Crystal Park at Waterford
On May 8, 2013, the Company, through an indirect wholly owned subsidiary, purchased an apartment complex containing 314 units located on approximately 16.3 acres of land in Frederick, Maryland (“Crystal Park at Waterford”). The seller is not affiliated with the Company or its advisors. The purchase price of Crystal Park at Waterford was $44.9 million plus closing costs. The Company funded the acquisition with proceeds from the Crystal Park Mortgage Loan (defined below) in the amount of $29.4 million and proceeds from the Initial Offering. The Company has yet to allocate the purchase price of the property to the fair value of the tangible assets and identifiable intangible assets and liabilities.
Crystal Park at Waterford is located in Frederick, Maryland and consists of 314 apartment units, encompassing 288,954 rentable square feet. At acquisition, Crystal Park at Waterford was 93% occupied.
Financing of Crystal Park at Waterford
On May 8, 2013 in connection with the acquisition of Crystal Park at Waterford, the Company, through an indirect wholly owned subsidiary (the “Crystal Park Borrower”) entered into a five-year multifamily note with CBRE Capital Markets, Inc. for borrowings of $29.4 million secured by Crystal Park at Waterford (the “Crystal Park Mortgage Loan”).  The Crystal Park Mortgage Loan matures on June 1, 2018 and bears interest at a fixed rate of 2.50%. Monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance and all accrued and unpaid interest due at maturity.  The Crystal Park Borrower has the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium.  The loan is fully assumable by a subsequent purchaser of Crystal Park at Waterford.
KBSLPP, an indirect wholly owned subsidiary of the Company, is providing a limited guaranty of the Crystal Park Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Crystal Park Borrower is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Crystal Park Borrower or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Crystal Park Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Crystal Park Borrower under the Crystal Park Mortgage Loan.
Wells Fargo Line of Credit
On April 19, 2013, the Company entered into a loan agreement with Wells Fargo Bank, N.A., an unaffiliated lender, for a fully recourse, unsecured, non-revolving line of credit in an amount up to $25.0 million (the “Wells Fargo Line of Credit”). The Wells Fargo Line of Credit, which is guaranteed by KBSLPP, will be available to fund the equity portion of real estate acquisitions made in advance of receipt of proceeds from the Company’s ongoing Follow-on Offering. The Wells Fargo Line of Credit matures on October 19, 2013, with an option to extend the maturity date to January 19, 2014, subject to certain terms and conditions contained in the loan documents. The Wells Fargo Line of Credit bears interest at a floating rate of 300 basis points over one-month LIBOR. Beginning after the first full month that the Wells Fargo Line of Credit has been outstanding and to the extent the Company has an outstanding principal balance, the Company will be required to pay down the outstanding balance on a monthly basis by the amount of net proceeds raised during the prior month in the Company’s Follow-On Offering. The Company paid a fee of approximately $0.2 million to Wells Fargo in connection with the execution of the Wells Fargo Line of Credit.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2013
(unaudited)

Third Amended and Restated Dividend Reinvestment Plan
On April 9, 2013, the Company’s board of directors approved a third amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”), to revise a provision of the plan that allows a stockholder to terminate their participation in the plan. The Amended Dividend Reinvestment Plan reduces the advance notice that a stockholder must provide in order to terminate participation from ten business days prior to the last day of the month to which a distribution relates, to four business days prior to the last business day of the month to which a distribution relates. The Amended Dividend Reinvestment Plan became effective for purchases under the plan on or after April 20, 2013.
There were no other changes to the dividend reinvestment plan.

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

•
There is no assurance that we will raise the maximum offering amount in our public offerings. If we raise substantially less than the maximum offering amount, we may not be able to invest in as diverse a portfolio of real estate properties as we otherwise would and the value of an investment may vary more widely with the performance of specific assets. There is a greater risk that stockholders will lose money in their investment in us if we have less diversity in our portfolio.

•
We pay substantial fees to and expenses of our advisor, affiliates and broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment in us. These fees increase our stockholders’ risk of loss.

•	If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.

•
Until the proceeds from our public offerings are fully invested and from time to time during our operational stage, we expect to use proceeds from financings to fund distributions. Our organizational documents permit us to pay distributions from any source, including offering proceeds, which may constitute a return of capital. We have not established a limit on the amount of distributions that we may fund from sources other than from cash flows from operations.

•
We may incur debt causing our total liabilities to exceed 75% of the cost of our tangible assets with the approval of the conflicts committee. During the early stages of our public offerings, we expect that our conflicts committee may approve debt in excess of this limit. Higher debt levels increase the risk of our stockholders’ investment.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010 and intend to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
We intend to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of March 31, 2013, we owned seven apartment complexes.
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
On March 12, 2010, we commenced our initial public offering of 280,000,000 shares of common stock for sale to the public, of which 80,000,000 shares would be offered pursuant to our dividend reinvestment plan (the “Initial Offering”). We retained KBS Capital Markets Group LLC (“KBS Capital Markets Group”), an affiliate of our advisor, to serve as the dealer manager for the Initial Offering pursuant to a dealer manager agreement dated March 12, 2010 (the “Initial Dealer Manager Agreement”).
On May 31, 2012, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering (the “Follow-on Offering” and together with the Initial Offering, the “Offerings”). Pursuant to the registration statement, as amended, we registered up to an additional $2,000,000,000 of shares of common stock for sale to the public and up to an additional $760,000,000 of shares pursuant to our dividend reinvestment plan. The SEC declared our registration statement for the Follow-on Offering effective on March 8, 2013.
We retained the KBS Capital Markets Group to serve as the dealer manager for the Follow-on Offering pursuant to a dealer manager agreement dated March 8, 2013 (the “Follow-on Dealer Manager Agreement” and together with the Initial Dealer Manager Agreement, the “Dealer Manager Agreements”). On March 12, 2013, we ceased offering shares pursuant to the Initial Offering and on March 13, 2013, we commenced offering shares to the public pursuant to the Follow-on Offering.
From the inception of the Initial Offering through its completion on March 12, 2013, we sold 18,087,583 shares of common stock for gross offering proceeds of $179.1 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million.
As of March 31, 2013, we had sold an aggregate of 18,092,600 shares of common stock in the Offerings for gross offering proceeds of $179.2 million, including an aggregate of 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million. Also, as of March 31, 2013, we had redeemed 72,276 shares sold in the Offerings for $0.7 million. We intend to use substantially all of the net proceeds from the Offerings to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States as described above.

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
According to the U.S. Bureau of Labor Statistics (BLS), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. Since 2009, employment has increased by nearly 5.8 million jobs (through March 2013). The BLS also reported that the unemployment rate peaked in 2009 at 10.0%, and was down to 7.8% by the end of 2012. As of March 2013, it was 7.6%.
Witten Advisors reported that apartment vacancies in the U.S. were 7.8% at the end of 2009 (“U.S. Apartment Markets Forecast,” First Quarter 2013). By the end of 2012, apartment vacancies had declined to 5.2%. Witten Advisors also reported that effective rents for apartments were up by 2.0% and 4.2% in 2010 and 2011, respectively, in contrast to the decline in effective rents of 4.4% in 2009. Effective rents continued to grow in 2012 at 3.9%.
Multifamily capitalization rates in the U.S. averaged 7.2% in December 2009 based on data from Real Capital Analytics (“RCA Historical Statistics by Month”). According to Witten Advisors, Class A capitalization rates were down to 5.7% in the fourth quarter of 2012.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other positive factors for multifamily real estate investment include:

•
Diminished supply - According to Witten Advisors (“U.S. Apartment Markets Forecast,” First Quarter 2013), multifamily rental construction starts in the U.S. averaged approximately 300,000 units per year for the decade ending December 2005. In comparison, starts were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. In 2011 and 2012, rental construction starts in the U.S. increased to 167,400 units and 233,900 units, respectively. Multifamily rental construction starts are expected to stabilize at approximately 250,000 units per year, starting in 2014.

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

Liquidity and Capital Resources
We are dependent upon the net proceeds from the Offerings to conduct our proposed operations. We will obtain the capital required to purchase real estate-related investments and conduct our operations from the proceeds of our ongoing Follow-on Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.
As of March 31, 2013, we had sold an aggregate of 18,092,600 shares of common stock in the Offerings for gross offering proceeds of $179.2 million, including an aggregate of 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million. Also as of March 31, 2013, we had redeemed 72,276 shares sold in the Offerings for $0.7 million. If we are unable to raise substantial funds in the Follow-on Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in the Follow-on Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish significant reserves from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.
As of March 31, 2013, we owned seven apartment complexes. Our operating cash needs were met through cash flow generated by our real estate investments and proceeds from the Offerings.
Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2013, our real estate investments were 94% occupied.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2013 did not exceed the charter imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2013, our total debt outstanding was $192.8 million. Once we have fully invested the proceeds of our Offerings, we expect that our debt financing and other liabilities will be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2013, our borrowings and other liabilities were approximately 59% of the cost (before depreciation or other noncash reserves) of our tangible assets.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. However, at the termination of each of our Offerings and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective Offering. Further, we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of our Offering as of the date of reimbursement. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of investments, the management of our assets and costs incurred by our advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of KBS Capital Advisors and our conflicts committee.
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of March 31, 2013, we owned seven apartment complexes. During the three months ended March 31, 2013, net cash provided by operating activities was $0.8 million. We expect that our cash flows from operating activities to vary over time but will generally increase in future years as a result of owning the asset acquired in 2013 for an entire period and as a result of anticipated future acquisitions of real estate and the related operations from those real estate acquisitions.
Cash Flows from Investing Activities
Net cash used in investing activities was $36.9 million for the three months ended March 31, 2013 and consisted of the following:

•	$36.4 million for the acquisition of one apartment complex; and

•	$0.5 million of improvements to real estate.
Cash Flows from Financing Activities
Net cash provided by financing activities was $68.5 million for the three months ended March 31, 2013 and consisted primarily of the following:

•
$24.6 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $25.0 million, partially offset by $0.2 million of principal payments on our mortgage note payable and payments of deferred financing costs of $0.2 million;

•	$45.4 million of cash provided by offering proceeds related to our Offerings, net of payments of commissions, dealer manager fees and other organization and offering expenses of $4.9 million;

•	$1.2 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $0.9 million; and

•	$0.3 million of cash used for redemptions of common stock.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2013 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)	$192,776	$623	$5,984	$34,114	$152,055
Interest payments on outstanding debt obligations (2)	37,422	4,990	13,070	12,584	6,778
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2013. We incurred interest expense of $1.6 million excluding amortization of deferred financing costs and premium on notes payable of $0.1 million, for the three months ended March 31, 2013.
Results of Operations
Our results of operations for the three months ended March 31, 2013 are not indicative of those expected in future periods as we have not yet met our capital raise or investment goals. We have not yet invested all of the proceeds from the Offerings received to date and expect to continue to raise additional capital and make future acquisitions, which would have a significant impact on our future results of operations. As of March 31, 2012, we owned two apartment complexes and as of March 31, 2013, we owned seven apartment complexes. The results of operations for the three months ended March 31, 2013 and 2012 are not directly comparable as we were still investing the proceeds from the Offerings during those periods. We expect that rental income, depreciation expense, amortization expense, operating expenses, asset management fees, interest expense and net income will each increase in future periods as a result of anticipated future acquisitions of apartment communities.
Comparison of the three months ended March 31, 2013 versus the three months ended March 31, 2012
The following table provides summary information about our results of operations for the three months ended March 31, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2013	2012
Rental income	$6,730	$1,814	$4,916	271%	$4,877	$39
Operating, maintenance, and management costs	1,651	484	1,167	241%	1,166	1
Real estate taxes and insurance	927	325	602	185%	599	3
Asset management fees to affiliate	659	129	530	411%	528	2
Property management fees to affiliate	45	—	45	100%	45	—
Real estate acquisition fees and expenses to affiliate	389	276	113	41%	113	—
Real estate acquisition fees and expenses	202	96	106	110%	106	—
General and administrative expenses	530	399	131	33%	n/a	n/a
Depreciation and amortization expense	2,811	539	2,272	422%	2,264	8
Interest expense	1,691	645	1,046	162%	1,233	(187)
_____________________
(1) Represents the dollar amount increase for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 related to real estate investments acquired on or after January 1, 2012.
(2) Represents dollar amount increase for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 with respect to real estate investments owned by us during both periods.
Rental income increased from $1.8 million for the three months ended March 31, 2012 to $6.7 million for the three months ended March 31, 2013, primarily as a result of the growth in our real estate portfolio. We expect that our rental income will increase in future periods as a result of owning the asset acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property operating costs and real estate taxes and insurance increased from $0.8 million for the three months ended March 31, 2012 to $2.6 million for the three months ended March 31, 2013. The increase in property operating costs and real estate taxes and insurance was due to the growth in our real estate portfolio. We expect that our property operating costs and real estate taxes and insurance will increase in future periods as a result of owning the asset acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Asset management fees with respect to our real estate investments increased from $0.1 million for the three months ended March 31, 2012 to $0.7 million for the three months ended March 31, 2013, as a result of the growth in our real estate portfolio. On January 8, 2013, we entered into an amendment to the advisory agreement with our advisor to defer our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. As of March 31, 2013, we had deferred the payment of $0.4 million in asset management fees and recorded a liability for this amount. We expect that our asset management fees will increase in future periods as a result of owning the asset acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Property management fees to affiliate were $45,000 for the three months ended March 31, 2013 and related to property management services for the five properties acquired in 2012. All property management fees incurred as of March 31, 2013 have been paid. We expect that property management fees to affiliate will increase in future periods as a result of owning the asset acquired in 2013 for an entire period and to the extent any anticipated future acquisitions of apartment communities utilize the Legacy Partners Residential L.P. for property management services.
Real estate acquisition fees and expenses to affiliate and non-affiliate increased from $0.4 million for the three months ended March 31, 2012 to $0.6 million for the three months ended March 31, 2013. The increase is primarily due to the difference in the total acquisition price for real estate acquired during the three months ended March 31, 2012 of $27.2 million compared to the total acquisition price for real estate acquired during the three months ended March 31, 2013 for $38.4 million. Real estate acquisition fees and expenses will vary in future periods based on acquisition activity.
General and administrative expenses increased from $0.4 million for the three months ended March 31, 2012 to $0.5 million for the three months ended March 31, 2013. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees and dividend processing costs. We expect general and administrative costs to increase in the future periods as we acquire additional real estate investments but to decrease as a percentage of total revenue.
Depreciation and amortization expense increased from $0.5 million for the three months ended March 31, 2012 to $2.8 million for the three months ended March 31, 2013. The increase in depreciation and amortization expense was primarily due to the growth in our real estate portfolio. We expect that our depreciation and amortization expenses will increase in future periods as a result of anticipated future acquisitions of apartment communities.
Interest expense increased from $0.6 million for the three months ended March 31, 2012 to $1.7 million for the three months ended March 31, 2013. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in increased borrowings during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This was partially offset by a decrease in interest expense relating to the property held throughout both periods due to early termination fees incurred in connection with the refinancing of debt during the three months ended March 31, 2012. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing Follow-on Offering, the availability and cost of debt financings, and the opportunity to acquire real estate investments meeting our investment objectives; however, we expect it will increase over time due to additional borrowings on future acquisitions.
Organization and Offering Costs
Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf. Other offering costs include all expenses to be incurred by us in connection with our Offerings. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Pursuant to the advisory agreement and the Dealer Manager Agreements, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of each of our Offerings and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of the respective offering as of the date of reimbursement. The following tables summarizes the selling commissions, dealer manager fees and other organization and offering costs related to our Offerings as of March 31, 2013 (dollars in thousands):

Type of Expense Amount	Initial Offering	Follow-on Offering
Selling commissions	$10,003	$—
Dealer manager fees	5,242	2
Other organization and offering costs (excluding underwriting compensation)	7,311	6
Total expenses	$22,556	$8
Total offering proceeds	$179,134	$50
Percentage of offering proceeds used to pay for organization and offering costs	12.6%	15.0%
As of March 31, 2013, we have incurred $1.1 million of organization and offering costs related to the Follow-on Offering. Such costs only become our liability when they do not exceed 15% of the gross proceeds of the Follow-on Offering. Due to this limitation, we recognized $7,500 as a reduction to additional paid-in capital and $1.1 million as deferred financing costs, prepaid expenses and other assets on our consolidated balance sheets as of March 31, 2013.
Funds from Operations and Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trust (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. Items such as acquisition fees and expenses which had previously been capitalized prior to 2009, are currently expensed and accounted for as operating expenses. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark‑to‑market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.  Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with management’s analysis of the operating performance of the portfolio over time, including periods after our acquisition stage.  MFFO also excludes non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.  However, MFFO has limitations as a performance measure during the offering stage for non-traded REITs where the price of a share of common stock is a stated value and the net asset value is not established during the offering stage and for a period thereafter. As a result, MFFO should not be used as a metric to determine or evaluate the net asset value.
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures.
Although MFFO includes other adjustments, the exclusion of acquisition fees and expenses is the most significant adjustment for the periods presented.  We have excluded this item based on the following economic considerations:

•
Acquisition fees and expenses.  Acquisition costs related to the acquisition of real estate are expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition costs to date have been funded from the proceeds from our initial public offering and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2013 and 2012 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2013	2012
Net loss	$(2,167)	$(1,073)
Depreciation of real estate assets	1,722	321
Amortization of lease-related costs	1,089	218
FFO	644	(534)
Real estate acquisition fees and expenses to affiliate	389	276
Real estate acquisition fees and expenses	202	96
Amortization of premium on note payable	—	(395)
Prepayment penalty on early payoff of note payable	—	451
MFFO	$1,235	$(106)
FFO and MFFO may also used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
Until we have fully invested the proceeds of our Offerings, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from the issuance of common stock. Distributions declared, distributions paid and cash flows from (used in) operating activities were as follows for the first quarter of 2013 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows Provided by (Used in) Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2013	$2,416	$0.160	$1,221	$925	$2,146	$753
_____________________
(1) Distributions for the period from January 1, 2013 through March 31, 2013 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.
(2) Assumes shares were issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2013, we paid aggregate distributions of $2.1 million, including $1.2 million of distributions paid in cash and $0.9 million of distributions reinvested through our dividend reinvestment plan. FFO for the three months ended March 31, 2013 was $0.6 million and cash flows provided by operations was $0.8 million. We funded our total distributions paid with $0.8 million of cash flows from operations and $1.3 million of debt financing. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreement. See the reconciliation of FFO to net loss above.
From inception through March 31, 2013, we paid aggregate distributions of $8.3 million, including net cash distributions and dividends reinvested by stockholders, and our cumulative net loss for the same period was $16.5 million. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward — Looking Statements,” “Market Outlook — Multi-Family Real Estate and Finance Markets” and “Results of Operations” herein, and the risks discussed herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. There have been no significant changes to our policies during 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of Offerings
We ceased offering shares pursuant to our Initial Offering on March 12, 2013 and commenced offering shares to the public pursuant to the Follow-on Offering on March 13, 2013. As of May 7, 2013, we had sold an aggregate of 18,224,640 shares of common stock in our Offerings for gross offering proceeds of $180.5 million, including an aggregate of 450,172 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $4.3 million. Also as of May 7, 2013, we had redeemed 98,564 shares sold in our Offerings for $0.9 million.
Distributions Paid
On April, 2013, we paid distributions of $1.0 million, which related to distributions declared for each day in the period from March 1, 2013 through March 31, 2013. On May 1, 2013, we paid distributions of $1.0 million, which related to distributions declared for each day in the period from April 1, 2013 through April 30, 2013.
Distributions Declared
On May 9, 2013 our board of directors declared distributions based on daily record dates for the period from June 1, 2013 through June 30, 2013, which we expect to pay in July 2013, and distributions based on daily record dates for the period from July 1, 2013 through July 31, 2013, which we expect to pay in August 2013. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share or a 6.1% annualized rate based on the current offering price of $10.68 per share.
Investment and Financing Subsequent to March 31, 2013
Acquisition of Crystal Park at Waterford
On May 8, 2013, we, through an indirect wholly owned subsidiary, purchased an apartment complex containing 314 units located on approximately 16.3 acres of land in Frederick, Maryland (“Crystal Park at Waterford”). The seller is not affiliated with us or our advisors. The purchase price of Crystal Park at Waterford was $44.9 million plus closing costs. We funded the acquisition of Crystal Park at Waterford with proceeds from the Crystal Park Mortgage Loan (defined below) in the amount of $29.4 million and proceeds from our initial public offering. We have yet to allocate the purchase price of the property to the fair value of the tangible assets and identifiable intangible assets and liabilities.
Crystal Park at Waterford is located in Frederick, Maryland and consists of 314 apartment units, encompassing 288,954 rentable square feet. At acquisition, Crystal Park at Waterford was 93% occupied.
Financing of Crystal Park at Waterford
On May 8, 2013, in connection with the acquisition of Crystal Park at Waterford, we, through an indirect wholly owned subsidiary (the “Crystal Park Borrower”), entered into a five-year multifamily note with CBRE Capital Markets, Inc. for borrowings of $29.4 million secured by Crystal Park at Waterford (the “Crystal Park Mortgage Loan”).  The Crystal Park Mortgage Loan matures on June 1, 2018 and bears interest at a fixed rate of 2.50%. Monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance and all accrued and unpaid interest due at maturity.  The Crystal Park Borrower has the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium.  The loan is fully assumable by a subsequent purchaser of Crystal Park at Waterford.
KBS Legacy Partners Properties LLC (“KBSLPP”), our indirect wholly owned subsidiary, is providing a limited guaranty of the Crystal Park Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Crystal Park Borrower is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Crystal Park Borrower or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Crystal Park Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Crystal Park Borrower under the Crystal Park Mortgage Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Wells Fargo Line of Credit
On April 19, 2013, we entered into a loan agreement with Wells Fargo Bank, N.A., an unaffiliated lender, for a fully recourse, unsecured, non-revolving line of credit in an amount up to $25.0 million (the “Wells Fargo Line of Credit”). The Wells Fargo Line of Credit, which is guaranteed by KBSLPP, our indirect wholly owned subsidiary, will be available to fund the equity portion of real estate acquisitions made in advance of receipt of proceeds from our ongoing Follow-on Offering. The Wells Fargo Line of Credit matures on October 19, 2013, with an option to extend the maturity date to January 19, 2014, subject to certain terms and conditions contained in the loan documents. The Wells Fargo Line of Credit bears interest at a floating rate of 300 basis points over one-month LIBOR. Beginning after the first full month that the Wells Fargo Line of Credit has been outstanding and to the extent that we have an outstanding principal balance, we will be required to pay down the outstanding balance on a monthly basis by the amount of net proceeds raised during the prior month in our Follow-on Offering. We paid a fee of approximately $0.2 million to Wells Fargo in connection with the execution of the Wells Fargo Line of Credit.
Third Amended and Restated Dividend Reinvestment Plan
On April 9, 2013, our board of directors approved a third amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”), to revise a provision of the plan that allows a stockholder to terminate their participation in the plan. The Amended Dividend Reinvestment Plan reduces the advance notice that a stockholder must provide in order to terminate participation from ten business days prior to the last day of the month to which a distribution relates, to four business days prior to the last business day of the month to which a distribution relates. The Amended Dividend Reinvestment Plan became effective for purchases under the plan on or after April 20, 2013.
There were no other changes to the dividend reinvestment plan.

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
We intend to borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2013, the fair value estimate of our fixed rate debt was $196.8 million and the carrying value of our fixed rate debt was $192.8 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2013. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2013, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt at March 31, 2013 was 3.4%. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2013.
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
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and the risks identified in the prospectus dated March 8, 2013 related to our Follow-on Offering (file no. 333-181777), filed with the SEC on March 13, 2013.
The following risk factor supplements these previously disclosed risks.
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
For the year ended December 31, 2012, we paid aggregate distributions of $5.3 million, including $3.1 million of distributions paid in cash and $2.2 million of distributions reinvested through our dividend reinvestment plan. Negative FFO for the year ended December 31, 2012 was $2.2 million and cash flow used in operations was $1.5 million. We funded our total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with $1.7 million of cash flows from operations from the second and third quarters of 2012 (33%) and $3.6 million of debt financing (67%). For the year ended December 31, 2012, funds from operations represented 0% of total distributions paid.
For the three months ended March 31, 2013, we paid aggregate distributions of $2.1 million, including $1.2 million of distributions paid in cash and $0.9 million of distributions reinvested through our dividend reinvestment plan. FFO for the three months ended March 31, 2013 was $0.6 million and cash flows provided by operations was $0.8 million. We funded our total distributions paid for the three months ended March 31, 2013 with $0.8 million of cash flows from operations (35%) and $1.3 million of debt financing (65%). For the three months ended March 31, 2013, funds from operations represented 30% of total distributions paid.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On March 12, 2010, our Registration Statement on Form S-11 (File No. 333-161449), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on March 12, 2010 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. Our Initial Offering terminated on March 12, 2013 and from inception through March 12, 2013, we sold 18,087,583 shares of common stock in our Initial Offering for gross offering proceeds of $179.1 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of March 31, 2013, we had incurred selling commissions, dealer manager fees and other organization and offering costs from our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to our dealer manager, and our dealer manager reimburses all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our advisors and our dealer manager for certain offering expenses as described in our prospectus, as amended and supplemented:

Type of Expense Amount	Initial Offering	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$15,245	Actual
Other underwriting compensation	1,986	Actual
Other organization and offering costs (excluding underwriting compensation)	5,325	Actual
Total expenses	$22,556
Total offering proceeds	$179,134	Actual
Percentage of offering proceeds used to pay for organization and offering costs	12.6%	Actual
From the commencement of our initial public offering through its completion on March 12, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $156.6 million.
We expect to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; development costs; capital expenditures; tenant improvement costs and other funding obligations. As of March 31, 2013, we have used the net proceeds from our initial public offering and debt financing to acquire $273.2 million in real estate, including $4.8 million of acquisition fees and expenses.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2013, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	25,723	$9.25	(3)
February 2013	1,156	9.44	(3)
March 2013	9,549	9.34	(3)
Total	36,428
_____________________
(1) We announced the adoption and commencement of the program on March 12, 2010. We announced an amendment to the program on January 18, 2013 (which amendment became effective on February 17, 2013) and on February 25, 2013 (which amendment became effective on March 28, 2013).
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
Notwithstanding the above, upon the death, “qualifying disability” or “determination of incompetence” of a stockholder, the redemption price would be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of the common stock for a purpose other than to set the price to acquire a share in one of the public offerings after the completion of our offering stage, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor and/or an independent valuation firm. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2013, we redeemed $0.3 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 31, 2013 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012 and redemptions through March 31, 2013, we may redeem up to $1.9 million of shares for the remainder of 2013.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Ex.	Description

3.1
Articles of Amendment and Restatement as adopted on January 8, 2010, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 Commission File No. 333-161449, filed January 12, 2010

3.2
Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed January 12, 2010

4.1
Form of Subscription Agreement, included as Appendix A to the prospectus included in Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-181777, filed March 5, 2013

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed October 2, 2009

4.3
Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to Post‑Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed February 6, 2013

4.4	Third Amended and Restated Dividend Reinvestment Plan

4.5
Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Post‑Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed February 6, 2013

4.6
Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-181777, filed March 5, 2013

10.1
Amendment No. 1 dated January 8, 2013 to Advisory Agreement dated January 25, 2012, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.2
Advisory Agreement dated January 25, 2013, incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.3	Dealer Manager Agreement dated March 8, 2013

10.4	Purchase and Sale Agreement by and between FCP Crystal Park, LLC and KBS-Legacy Apartment Community REIT Venture, LLC dated as of April 12, 2013

10.5	Assignment and Assumption of Purchase and Sale Agreement between KBS-Legacy Apartment Community REIT Venture, LLC and KBS Capital Advisors LLC dated as of April 18, 2013

10.6	Assignment and Assumption of Purchase and Sale Agreement between KBS Capital Advisors LLC and KBS Legacy Partners Crystal LLC dated as of April 18, 2013

10.7	First Amendment to Purchase and Sale Agreement by and between FCP Crystal Park, LLC and KBS Legacy Partners Crystal LLC dated as of April 19, 2013

10.8	Loan Agreement between KBS Legacy Partners Apartment REIT, Inc. and Wells Fargo Bank, National Association entered into as of April 19, 2013

10.9	Unsecured Promissory Note by KBS Legacy Partners Apartment REIT, Inc. payable to the order of Wells Fargo Bank, National Association dated as of April 19, 2013

10.10	Repayment Guaranty by KBS Legacy Partners Properties LLC in favor of Wells Fargo Bank, National Association made as of April 19, 2013

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	May 10, 2013	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	May 10, 2013	By:	/s/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)