Form 10-Q
period 2013-06-30
KBS Legacy Partners Apartment REIT, Inc.
filed 2013-08-08
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2013
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
Yes  ☐  No  ☒
 As of August 2, 2013, there were 18,414,252 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
June 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Real estate:
Land	$42,306	$29,768
Buildings and improvements	299,348	196,592
Tenant origination and absorption costs	2,172	1,513
Total real estate, cost	343,826	227,873
Less accumulated depreciation and amortization	(9,148)	(5,298)
Total real estate, net	334,678	222,575
Cash and cash equivalents	34,505	31,849
Restricted cash	2,992	2,304
Deferred financing costs, prepaid expenses and other assets	4,443	5,122
Total assets	$376,618	$261,850
Liabilities and stockholders’ equity
Notes payable	$243,835	$167,940
Accounts payable and accrued liabilities	3,593	3,499
Due to affiliates	1,292	74
Distributions payable	976	691
Other liabilities	736	1,068
Total liabilities	250,432	173,272
Commitments and contingencies (Note 9)
Redeemable common stock	3,682	2,006
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 18,292,204 and 12,866,456 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	183	129
Additional paid-in capital	154,428	107,685
Cumulative distributions and net losses	(32,107)	(21,242)
Total stockholders’ equity	122,504	86,572
Total liabilities and stockholders’ equity	$376,618	$261,850
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$7,912	$4,019	$14,642	$5,833
Total revenues	7,912	4,019	14,642	5,833
Expenses:
Operating, maintenance, and management	1,995	985	3,646	1,470
Real estate taxes and insurance	941	591	1,868	916
Asset management fees to affiliate	773	379	1,432	508
Property management fees to affiliate	47	30	92	30
Real estate acquisition fees to affiliate	797	1,231	1,186	1,507
Real estate acquisition fees and expenses	754	1,324	956	1,420
General and administrative expenses	624	585	1,154	984
Depreciation and amortization	3,351	2,618	6,162	3,156
Interest expense	1,976	1,161	3,667	1,807
Total expenses	11,258	8,904	20,163	11,798
Other income:
Interest income	10	5	18	11
Net loss	$(3,336)	$(4,880)	$(5,503)	$(5,954)
Net loss per common share, basic and diluted	$(0.18)	$(0.61)	$(0.33)	$(0.88)
Weighted-average number of common shares outstanding, basic and diluted	18,180,070	7,940,587	16,629,413	6,801,101
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2012 and the Six Months Ended June 30, 2013 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2011	4,707,212	$47	$39,419	$(5,285)	$34,181
Issuance of common stock	8,195,092	82	81,224	—	81,306
Redemptions of common stock	(35,848)	—	(350)	—	(350)
Transfers to redeemable common stock	—	—	(1,879)	—	(1,879)
Distributions declared	—	—	—	(5,724)	(5,724)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(7,026)	—	(7,026)
Other offering costs	—	—	(3,703)	—	(3,703)
Net loss	—	—	—	(10,233)	(10,233)
Balance, December 31, 2012	12,866,456	129	107,685	(21,242)	86,572
Issuance of common stock	5,501,997	55	54,210	—	54,265
Redemptions of common stock	(76,249)	(1)	(723)	—	(724)
Transfers to redeemable common stock	—	—	(1,453)	—	(1,453)
Distributions declared	—	—	—	(5,362)	(5,362)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(4,166)	—	(4,166)
Other offering costs	—	—	(1,125)	—	(1,125)
Net loss	—	—	—	(5,503)	(5,503)
Balance, June 30, 2013	18,292,204	$183	$154,428	$(32,107)	$122,504
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(5,503)	$(5,954)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,162	3,156
Bad debt expense	130	78
Amortization of premium on notes payable	—	(395)
Amortization of deferred financing costs	247	271
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(688)	(538)
Prepaid expenses and other assets	(256)	1,075
Accounts payable and accrued liabilities	93	1,119
Due to affiliates	1,181	—
Other liabilities	(109)	348
Net cash provided by (used in) operating activities	1,257	(840)
Cash Flows from Investing Activities:
Acquisitions of real estate	(114,875)	(148,150)
Improvements to real estate	(1,434)	(277)
Net cash used in investing activities	(116,309)	(148,427)
Cash Flows from Financing Activities:
Proceeds from notes payable	76,220	138,365
Principal payments on mortgage note payable	(325)	(22,682)
Principal payments on unsecured note payable due to affiliate	—	(1,000)
Payments of deferred financing costs	(1,011)	(1,517)
Proceeds from issuance of common stock	52,089	40,946
Payments to redeem common stock	(724)	(255)
Payments of commissions on stock sales and related dealer manager fees	(4,166)	(3,683)
Payments of other offering costs	(1,474)	(1,794)
Distributions paid	(2,901)	(1,120)
Net cash provided by financing activities	117,708	147,260
Net increase in cash and cash equivalents	2,656	(2,007)
Cash and cash equivalents, beginning of period	31,849	23,072
Cash and cash equivalents, end of period	$34,505	$21,065
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,340	$1,108
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$2,176	$847
Application of escrow deposits to purchase real estate	$2,000	$—
Increase in other offering costs payable	$45	$—
Increase in other offering costs due to affiliates	$37	$1,330
Increase in distributions payable	$285	$227
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of June 30, 2013, the Sub-Advisor owns 20,000 shares of common stock of the Company.
The Company expects to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. The Company expects that its portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. The Company may make its investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of June 30, 2013, the Company owned nine apartment complexes.
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
From the inception of the Initial Offering through its completion on March 12, 2013, the Company sold 18,088,084 shares of common stock for gross offering proceeds of $179.1 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

As of June 30, 2013, the Company had sold an aggregate of 18,384,301 shares of common stock in the Offerings for gross offering proceeds of $182.2 million, including an aggregate of 492,219 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $4.8 million. Also, as of June 30, 2013, the Company had redeemed 112,097 shares sold in the Offerings for $1.1 million.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Segments
The Company has invested in nine apartment complexes as of June 30, 2013. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one business segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the six months ended June 30, 2013 and 2012.
Distributions declared per common share was $0.162 and $0.322 for the three and six months ended June 30, 2013, respectively. Distributions declared per common share was $0.162 and $0.322 for the three and six months ended June 30, 2012, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2013 and 2012. For each day that was a record date for distributions during the three and six months ended June 30, 2013 and 2012, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2013 through June 30, 2013 was a record date for distributions. Each day during the period from January 1, 2012 through February 28, 2012 and March 1, 2012 through June 30, 2012 was a record date for distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the six months ended June 30, 2013, the Company acquired the following properties (dollars in thousands):

Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Total Purchase Price
Watertower Apartments	Eden Prairie	MN	01/15/2013	$4,100	$33,227	$1,048	$38,375
Crystal Park at Waterford	Frederick	MD	05/08/2013	5,666	38,125	1,109	44,900
Millennium Apartment Homes	Greenville	SC	06/07/2013	2,772	30,014	814	33,600
				$12,538	$101,366	$2,971	$116,875
The in-place leases acquired in connection with these acquisitions have a total weighted-average amortization period of 5.7 months as of the date of acquisition.
The Company recorded each acquisition as a business combination and expensed $1.6 million and $2.1 million of acquisition costs related to these properties for the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2013, the Company recognized $1.8 million and $2.6 million of total revenues from these properties, respectively. During the three and six months ended June 30, 2013, the Company recognized $1.4 million and $2.0 million of operating expenses from these properties, respectively.

4.	REAL ESTATE
As of June 30, 2013, the Company owned nine apartment complexes, containing 2,599 units and encompassing 2.5 million rentable square feet, which were 94% occupied. The following table provides summary information regarding the properties owned by the Company as of June 30, 2013 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,072	$(2,423)	$33,649
Poplar Creek	02/09/2012	Schaumburg, IL	26,865	(817)	26,048
The Residence at Waterstone	04/06/2012	Pikesville, MD	64,075	(1,933)	62,142
Legacy Crescent Park	05/03/2012	Greer, SC	20,376	(684)	19,692
Legacy at Martin’s Point	05/31/2012	Lombard, IL	35,686	(1,091)	34,595
Wesley Village	11/06/2012	Charlotte, NC	44,350	(824)	43,526
Watertower Apartments	01/15/2013	Eden Prairie, MN	37,854	(591)	37,263
Crystal Park at Waterford	05/08/2013	Frederick, MD	44,948	(568)	44,380
Millennium Apartment Homes	06/07/2013	Greenville, SC	33,600	(217)	33,383
			$343,826	$(9,148)	$334,678

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

5.	NOTES PAYABLE
As of June 30, 2013 and December 31, 2012, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of June 30, 2013	Principal as of December 31, 2012	Contractual Interest Rate as of June 30, 2013 (1)	Payment Type		Maturity Date
Legacy at Valley Ranch Mortgage Loan	$32,500	$32,500	3.9%	Principal & Interest	(2)	04/01/2019
Poplar Creek Mortgage Loan	20,400	20,400	4.0%	Principal & Interest	(2)	03/01/2019
The Residence at Waterstone Mortgage Loan	47,905	47,905	3.8%	Principal & Interest	(2)	05/01/2019
Legacy Crescent Park Mortgage Loan	14,560	14,560	3.5%	Principal & Interest	(3)	06/01/2019
Legacy at Martin’s Point Mortgage Loan	23,000	23,000	3.3%	Principal & Interest	(2)	06/01/2019
Wesley Village Mortgage Loan	29,250	29,575	2.6%	Principal & Interest	(4)	12/01/2017
Watertower Mortgage Loan	25,000	—	2.5%	Principal & Interest	(2)	02/10/2018
Crystal Park Mortgage Loan	29,380	—	2.5%	Principal & Interest	(4)	06/01/2018
Millennium Mortgage Loan	21,840	—	2.7%	Principal & Interest	(4)	07/01/2018
Wells Fargo Line of Credit (5)	—	—	One-month LIBOR + 3.00%	(5)		10/19/2013
	$243,835	$167,940
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2013.
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
(5) See “— Recent Financings — Wells Fargo Line of Credit.”
As of June 30, 2013 and December 31, 2012, the Company’s deferred financing costs were $2.3 million and $1.6 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and six months ended June 30, 2013, the Company incurred $2.0 million and $3.7 million of interest expense, respectively. During the three and six months ended June 30, 2012, the Company incurred $1.2 million and $1.8 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2013 was $0.2 million and $0.2 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2012 was $49,000 and $0.3 million of amortization of deferred financing costs, respectively. As of June 30, 2013 and December 31, 2012, the Company recorded interest payable of $0.6 million and $0.5 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

The following is a schedule of maturities, including principal payments, for the Company’s notes payable outstanding as of June 30, 2013 (in thousands):

July 1, 2013 through December 31, 2013	$979
2014	3,416
2015	4,873
2016	5,108
2017	31,432
Thereafter	198,027
$243,835
Recent Financings
Wells Fargo Line of Credit
On April 19, 2013, the Company entered into a loan agreement with Wells Fargo Bank, N.A., an unaffiliated lender, for a fully recourse, unsecured, non-revolving line of credit in an amount up to $25.0 million (the “Wells Fargo Line of Credit”). The Wells Fargo Line of Credit, which is guaranteed by KBS Legacy Partners Properties LLC (“KBSLPP”), an indirect wholly‑owned subsidiary of the Company, will be available to fund the equity portion of real estate acquisitions made in advance of receipt of proceeds from the Company’s ongoing Follow-on Offering. As of June 30, 2013, the Company had not made a draw on the Wells Fargo Line of Credit. The Wells Fargo Line of Credit matures on October 19, 2013, with an option to extend the maturity date to January 19, 2014, subject to certain terms and conditions contained in the loan documents. The Wells Fargo Line of Credit bears interest at a floating rate of 300 basis points over one-month LIBOR. Beginning after the first full month that the Wells Fargo Line of Credit has been outstanding and to the extent the Company has an outstanding principal balance, the Company will be required to pay down the outstanding balance on a monthly basis by the amount of net proceeds raised during the prior month in the Company’s Follow-on Offering. The Company paid a fee of approximately $0.2 million to Wells Fargo in connection with the execution of the Wells Fargo Line of Credit.
Crystal Park Mortgage Loan
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
KBSLPP is providing a limited guaranty of the Crystal Park Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Crystal Park Borrower is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Crystal Park Borrower or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Crystal Park Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Crystal Park Borrower under the Crystal Park Mortgage Loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Millennium Mortgage Loan
On June 7, 2013 in connection with the acquisition of Millennium Apartment Homes, the Company, through an indirect wholly owned subsidiary (the “Millennium Borrower”) entered into a five-year multifamily loan and security agreement with Prudential Multifamily Mortgage, LLC for borrowings of $21.8 million secured by Millennium Apartment Homes (the “Millennium Mortgage Loan”).  The Millennium Mortgage Loan matures on July 1, 2018 and bears interest at a fixed rate of 2.74%. Monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years for the balance of the loan term, with the remaining principal balance and all accrued and unpaid interest due at maturity.  The Millennium Borrower has the right to repay the loan in whole (but not in part) subject to certain conditions and a formula-based yield maintenance premium.  The loan is fully assumable by a subsequent purchaser of Millennium Apartment Homes.
KBSLPP is providing a limited guaranty of the Millennium Mortgage Loan with respect to certain potential costs, expenses, losses, damages and other sums for which the Millennium Borrower is personally liable under the loan documents, including losses or damages which may result from certain intentional actions committed by the Millennium Borrower or its affiliates in violation of the loan documents. KBSLPP is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Millennium Mortgage Loan in the event of certain bankruptcy or insolvency proceedings involving the Millennium Borrower under the Millennium Mortgage Loan.

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
Cash and cash equivalents, restricted cash, rent and other receivables, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

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
The following were the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$243,835	$243,835	$238,682	$167,940	$167,940	$171,232
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
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreements with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offerings and the investment of proceeds from the Offerings in real estate related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation (“DTCC”) Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., and KBS Strategic Opportunity REIT, Inc. During the six months ended June 30, 2013 and 2012, no transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2013 and 2012, respectively, and any related amounts payable as of June 30, 2013 and December 31, 2012 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2013	2012	2013	2012	2013	2012
Expensed
Asset management fees (1)	$773	$379	$1,432	$508	$1,214	$—
Reimbursable operating expenses (2)	115	16	218	29	6	39
Acquisition fees on real properties	797	1,231	1,186	1,507	—	—
Related party interest expense	—	—	—	10	—	—
Property management fees (3)	47	30	92	30	—	—
Additional Paid-in Capital
Selling commissions	60	1,202	2,617	2,460	—	—
Dealer manager fees	53	585	1,549	1,223	—	—
Reimbursable other offering costs	133	1,218	448	2,592	72	35
	$1,978	$4,661	$7,542	$8,359	$1,292	$74
____________________
(1) On January 8, 2013, the Company entered into an amendment to the advisory agreement with the Advisor, which defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with this amendment) and then to pay asset management fees previously deferred by the Advisor in accordance with this amendment that remain unpaid. As of June 30, 2013, the Company accrued $1.2 million of asset management fees for February through June 2013 as the Company believes the payment of this amount to the Advisor is probable.
(2) Reimbursable operating expenses primarily consists of marketing research costs and property pursuit costs incurred by our Sub-Advisor. In addition, the Advisor may seek reimbursement for employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $16,000 and $16,000 for the three months ended June 30, 2013 and 2012, respectively, and $31,000 and $29,000 for the six months ended June 30, 2013 and 2012, respectively, and were the only employee costs reimbursable under the Advisory Agreement through June 30, 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) See “Property Management — Account Services Agreements” below.
From inception through June 30, 2013, the Company has recognized and paid $0.1 million in selling commissions and dealer manager fees related to the Follow-on Offering. Additionally, the Company has incurred $1.7 million of other organization and offering costs related to the Follow-on Offering. Pursuant to the Advisory Agreement, the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in each of the Offerings exceed 15% of the gross offering proceeds of the respective Offering. Due to this limitation, the Company recorded $0.4 million of other organization and offering costs as additional paid-in capital and $1.3 million as deferred financing costs, prepaid expenses and other assets on its consolidated balance sheet as of June 30, 2013.  From inception through the close of the offering, selling commissions, dealer manager fees, and other organization and offering expenses related to the Initial Offering was 12.6% of the gross offering proceeds.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2013
(unaudited)

Property Management — Account Services Agreements
In connection with each of its acquisitions of Poplar Creek, The Residence at Waterstone, Legacy Crescent Park, Legacy at Martin’s Point, Wesley Village and Millennium Apartment Homes, the Company, through an indirect wholly owned subsidiary, entered into a separate Property Management — Account Services Agreement (collectively, the “Services Agreement”) with Legacy Partners Residential L.P. (“LPR”), an affiliate of the Sub-Advisor, pursuant to which LPR will provide certain account maintenance and bookkeeping services related to these properties. Under each Services Agreement, the Company pays LPR a monthly fee in an amount equal to 1% of each property’s gross monthly collections. Unless otherwise provided for in an approved operating budget for a property, LPR will be responsible for all expenses that it incurs in rendering services pursuant to each Services Agreement. Each Services Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Services Agreement. Notwithstanding the foregoing, the Company may terminate each Services Agreement at any time without cause upon 30 days’ prior written notice to LPR. The Company may also terminate each Services Agreement with cause immediately upon notice to LPR and the expiration of any applicable cure period. LPR may terminate each Services Agreement at any time without cause upon 90 days’ prior written notice to the Company.

8.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and six months ended June 30, 2013 and 2012. The Company acquired three and four apartment complexes during the six months ended June 30, 2013 and 2012, respectively, all of which were accounted for as business combinations. The following unaudited pro forma information for the three and six months ended June 30, 2013 and 2012 has been prepared to give effect to the acquisitions of (i) Poplar Creek, (ii) The Residence at Waterstone, (iii) Legacy Crescent Park, (iv) Legacy at Martin’s Point, (v) Wesley Village, (vi) Watertower Apartments, (vii) Crystal Park at Waterford and (viii) Millennium Apartment Homes as if the acquisitions occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on January 1, 2012, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$8,876	$8,634	$17,784	$17,394
Depreciation and amortization	$2,200	$4,873	$4,397	$12,346
Net loss	$(306)	$(3,418)	$(555)	$(8,990)
Net loss per common share, basic and diluted	$(0.02)	$(0.24)	$(0.03)	$(0.68)
Weighted-average number of common shares outstanding, basic and diluted	18,292,204	14,445,186	18,292,204	13,305,700
The unaudited pro forma information for the three and six months ended June 30, 2013 was adjusted to exclude $1.6 million and $2.1 million, respectively, of acquisition costs incurred in 2013 related to Watertower Apartments, Crystal Park at Waterford and Millennium Apartment Homes.

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
June 30, 2013
(unaudited)

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
Status of Offerings
The Company ceased offering shares pursuant to the Initial Offering on March 12, 2013 and commenced offering shares to the public pursuant to the Follow-on Offering on March 13, 2013. As of August 2, 2013, the Company had sold an aggregate of 18,515,698 shares of common stock in the Offerings for gross offering proceeds of $183.5 million, including an aggregate of 576,079 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $5.6 million. Also as of August 2, 2013, the Company had redeemed 121,446 shares sold in the Offerings for $1.2 million.
Distributions Paid
On July 1, 2013, the Company paid distributions of $1.0 million, which related to distributions declared for each day in the period from June 1, 2013 through June 30, 2013. On August 1, 2013, the Company paid distributions of $1.0 million, which related to distributions declared for each day in the period from July 1, 2013 through July 31, 2013.
Distributions Declared
On July 8, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2013 through August 31, 2013, which the Company expects to pay in September 2013. On August 6, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from September 1, 2013 through September 30, 2013, which the Company expects to pay in October 2013, and distributions based on daily record dates for the period from October 1, 2013 through October 31, 2013, which the Company expects to pay in November 2013. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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

•
There is no assurance that we will raise the maximum offering amount in our ongoing public offering. If we raise substantially less than the maximum offering amount, we may not be able to invest in as diverse a portfolio of real estate properties as we otherwise would and the value of an investment may vary more widely with the performance of specific assets. There is a greater risk that stockholders will lose money in their investment in us if we have less diversity in our portfolio.

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
We intend to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of June 30, 2013, we owned nine apartment complexes.
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
From the inception of the Initial Offering through its completion on March 12, 2013, we sold 18,088,084 shares of common stock for gross offering proceeds of $179.1 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million.
As of June 30, 2013, we had sold an aggregate of 18,384,301 shares of common stock in the Offerings for gross offering proceeds of $182.2 million, including an aggregate of 492,219 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $4.8 million. Also, as of June 30, 2013, we had redeemed 112,097 shares sold in the Offerings for $1.1 million. We intend to use substantially all of the net proceeds from the Offerings to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States as described above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market Outlook ─ Multi-Family Real Estate and Finance Markets
The Great Recession of 2008 - 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends continued throughout 2011 and into 2012. Since the second quarter of 2012, vacancy has stabilized at approximately its equilibrium rate; however, rent growth has maintained an above average rate.
According to the U.S. Bureau of Labor Statistics (BLS), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. Since 2009, employment has increased by over 6.5 million jobs (through June 2013). The BLS also reported that the unemployment rate peaked in 2009 at 10.0%, and was down to 7.8% by the end of 2012. The unemployment rate has continued to improve in 2013 due to modest but steady job growth and was 7.6% at the end of June.
Witten Advisors reported that apartment vacancies in the U.S. were 7.8% at the end of 2009 (“U.S. Apartment Markets Forecast,” Second Quarter 2013). Apartment vacancies declined steadily throughout 2010 and 2011, stabilizing at 5%, the approximate equilibrium vacancy rate, in the second quarter of 2012. As of the end of the first quarter of 2013, Witten Advisors reported that U.S. apartment vacancies were 4.9%. Witten Advisors also reported that effective rents for U.S. apartments were up by 2.0% and 4.2% in 2010 and 2011, respectively, in contrast to the decline in effective rents of 4.4% in 2009. Effective rents continued to grow in 2012 at 3.9%, as compared to the average U.S. rent growth rate of 2.6%. For the twelve months ending March 2013, U.S. apartment rents grew at 3.8%.
Multifamily capitalization rates in the U.S. averaged 7.2% in December 2009 based on data from Real Capital Analytics (“RCA Historical Statistics by Month”). According to Witten Advisors, Class A capitalization rates had declined to 5.7% by the fourth quarter of 2012. As of March 2013, the average U.S. Class A apartment capitalization rate was 5.4%, according to Witten Advisors.
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

•
Housing Shift - More people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 35.0% at the end of the first quarter of 2013. This equates to approximately 4.4 million additional renter households in the U.S., according to Witten Advisors, over that time period.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other positive factors for multifamily real estate investment include:

•
Diminished supply - According to Witten Advisors (“U.S. Apartment Markets Forecast,” Second Quarter 2013), multifamily rental construction starts in the U.S. averaged approximately 300,000 units per year for the decade ending December 2005. In comparison, starts were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. In 2011 and 2012, rental construction starts in the U.S. increased to 167,400 units and 233,900 units, respectively. Multifamily rental construction starts are expected to stabilize at approximately 250,000 units per year, starting in 2015.

•
Availability of Debt Capital - Although there was a tightening of lending standards for multifamily real estate following the Great Recession, capital has remained readily available for the multifamily sector, which is in stark contrast to other commercial real estate sectors. This is in part due to the lower risk of multifamily investments as compared to the other primary property types and the continued support of government sponsored entities such as Fannie Mae, Freddie Mac, and the Federal Housing Administration.

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
As of June 30, 2013, we had sold an aggregate of 18,384,301 shares of common stock in the Offerings for gross offering proceeds of $182.2 million, including an aggregate of 492,219 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $4.8 million. Also as of June 30, 2013, we had redeemed 112,097 shares sold in the Offerings for $1.1 million. If we are unable to raise substantial funds in the Follow-on Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in the Follow-on Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish significant reserves from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.
As of June 30, 2013, we owned nine apartment complexes. Our operating cash needs were met through cash flow generated by our real estate investments and proceeds from the Offerings.
Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of June 30, 2013, our real estate investments were 94% occupied.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2013 did not exceed the charter imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2013, our total debt outstanding was $243.8 million. In addition, as of June 30, 2013, we had $25.0 million available under a non-revolving line of credit. Once we have fully invested the proceeds of our Offerings, we expect that our debt financing and other liabilities will be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2013, our borrowings and other liabilities were approximately 64% of the cost (before depreciation or other noncash reserves) of our tangible assets.
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
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of June 30, 2013, we owned nine apartment complexes. During the six months ended June 30, 2013, net cash provided by operating activities was $1.3 million. We expect that our cash flows from operating activities to vary over time but will generally increase in future years as a result of owning the asset acquired in 2013 for an entire period and as a result of anticipated future acquisitions of real estate and the related operations from those real estate acquisitions.
Cash Flows from Investing Activities
Net cash used in investing activities was $116.3 million for the six months ended June 30, 2013 and consisted of the following:

•	$114.9 million for the acquisitions of three apartment complexes; and

•	$1.4 million of improvements to real estate.
Cash Flows from Financing Activities
Net cash provided by financing activities was $117.7 million for the six months ended June 30, 2013 and consisted primarily of the following:

•
$74.9 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $76.2 million, partially offset by $0.3 million of principal payments on our mortgage note payable and payments of deferred financing costs of $1.0 million;

•	$46.4 million of cash provided by offering proceeds related to our Offerings, net of payments of commissions, dealer manager fees and other organization and offering expenses of $5.6 million;

•	$2.9 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $2.2 million; and

•	$0.7 million of cash used for redemptions of common stock.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2013 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)	$243,835	$979	$8,289	$36,540	$198,027
Interest payments on outstanding debt obligations (2)	42,178	3,985	15,688	15,081	7,424
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2013. We incurred interest expense of $3.5 million excluding amortization of deferred financing costs of $0.2 million, for the six months ended June 30, 2013.
Results of Operations
Our results of operations for the six months ended June 30, 2013 are not indicative of those expected in future periods as we have not yet met our capital raise or investment goals. We have not yet invested all of the proceeds from the Offerings received to date and expect to continue to raise additional capital and make future acquisitions, which would have a significant impact on our future results of operations. As of June 30, 2012, we owned five apartment complexes and as of June 30, 2013, we owned nine apartment complexes. As a result, the results of operations for the three and six months ended June 30, 2013 and 2012 are not directly comparable as we were still investing the proceeds from the Offerings during those periods. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the investments acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2012
The following table provides summary information about our results of operations for the three months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2013	2012
Rental income	$7,912	$4,019	$3,893	97%	$3,785	$108
Operating, maintenance, and management costs	1,995	985	1,010	103%	967	43
Real estate taxes and insurance	941	591	350	59%	400	(50)
Asset management fees to affiliate	773	379	394	104%	392	2
Property management fees to affiliate	47	30	17	57%	20	(3)
Real estate acquisition fees to affiliate	797	1,231	(434)	(35)%	(433)	(1)
Real estate acquisition fees and expenses	754	1,324	(570)	(43)%	(570)	—
General and administrative expenses	624	585	39	7%	n/a	n/a
Depreciation and amortization expense	3,351	2,618	733	28%	1,152	(419)
Interest expense	1,976	1,161	815	70%	735	80
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 related to real estate investments acquired on or after April 1, 2012.
(2) Represents dollar amount increase (decrease) for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 with respect to real estate investments owned by us during both periods.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income increased from $4.0 million for the three months ended June 30, 2012 to $7.9 million for the three months ended June 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect that our rental income will increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Property operating costs and real estate taxes and insurance increased from $1.6 million for the three months ended June 30, 2012 to $2.9 million for the three months ended June 30, 2013. The increase in property operating costs and real estate taxes and insurance was due to the growth in our real estate portfolio. We expect that our property operating costs and real estate taxes and insurance will increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Asset management fees with respect to our real estate investments increased from $0.4 million for the three months ended June 30, 2012 to $0.8 million for the three months ended June 30, 2013, as a result of the growth in our real estate portfolio. On January 8, 2013, we entered into an amendment to the advisory agreement with our advisor to defer our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. As of June 30, 2013, we had deferred the payment of $1.2 million in asset management fees and recorded a liability for this amount. We expect that our asset management fees will increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Real estate acquisition fees and expenses to affiliate and non-affiliate decreased from $2.6 million for the three months ended June 30, 2012 to $1.6 million for the three months ended June 30, 2013. The decrease is primarily due to the difference in the total acquisition price for real estate properties acquired during the three months ended June 30, 2012 of $121.0 million compared to the total acquisition price for real estate properties acquired during the three months ended June 30, 2013 of $78.5 million. Real estate acquisition fees and expenses will vary in future periods based on acquisition activity.
General and administrative expenses for the three months ended June 30, 2013 and 2012 were $0.6 million, respectively. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees and dividend processing costs. We expect general and administrative costs to increase in the future periods as we acquire additional real estate investments but to decrease as a percentage of total revenue.
Depreciation and amortization expense increased from $2.6 million for the three months ended June 30, 2012 to $3.4 million for the three months ended June 30, 2013. The increase in depreciation and amortization expense was primarily due to the growth in our real estate portfolio, partially offset by a decrease from the property held throughout both periods due to a decrease in amortization of tenant origination costs related to in-place leases that were fully amortized. We expect that our depreciation and amortization expenses will increase in future periods as a result of anticipated future acquisitions of apartment communities.
Interest expense increased from $1.2 million for the three months ended June 30, 2012 to $2.0 million for the three months ended June 30, 2013. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in increased borrowings during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing Follow-on Offering, the availability and cost of debt financings, and the opportunity to acquire real estate investments meeting our investment objectives; however, we expect it will increase over time due to additional borrowings on future acquisitions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the six months ended June 30, 2013 versus the six months ended June 30, 2012
The following table provides summary information about our results of operations for the six months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2013	2012
Rental income	$14,642	$5,833	$8,809	151%	$8,720	$89
Operating, maintenance, and management costs	3,646	1,470	2,176	148%	2,161	15
Real estate taxes and insurance	1,868	916	952	104%	945	7
Asset management fees to affiliate	1,432	508	924	182%	921	3
Property management fees to affiliate	92	30	62	207%	62	—
Real estate acquisition fees to affiliate	1,186	1,507	(321)	(21)%	(321)	—
Real estate acquisition fees and expenses	956	1,420	(464)	(33)%	(464)	—
General and administrative expenses	1,154	984	170	17%	n/a	n/a
Depreciation and amortization expense	6,162	3,156	3,006	95%	2,987	19
Interest expense	3,667	1,807	1,860	103%	1,967	(107)
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 related to real estate investments acquired on or after January 1, 2012.
(2) Represents dollar amount increase (decrease) for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 with respect to real estate investments owned by us during both periods.
Rental income increased from $5.8 million for the six months ended June 30, 2012 to $14.6 million for the six months ended June 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect that our rental income will increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Property operating costs and real estate taxes and insurance increased from $2.4 million for the six months ended June 30, 2012 to $5.5 million for the six months ended June 30, 2013. The increase in property operating costs and real estate taxes and insurance was due to the growth in our real estate portfolio. We expect that our property operating costs and real estate taxes and insurance will increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Asset management fees with respect to our real estate investments increased from $0.5 million for the six months ended June 30, 2012 to $1.4 million for the six months ended June 30, 2013, as a result of the growth in our real estate portfolio. On January 8, 2013, we entered into an amendment to the advisory agreement with our advisor to defer our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. As of June 30, 2013, we had deferred the payment of $1.2 million in asset management fees and recorded a liability for this amount. We expect that our asset management fees will increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Real estate acquisition fees and expenses to affiliate and non-affiliate decreased from $2.9 million for the six months ended June 30, 2012 to $2.1 million for the six months ended June 30, 2013. The decrease is primarily due to the difference in the total acquisition price for real estate properties acquired during the six months ended June 30, 2012 of $148.2 million compared to the total acquisition price for real estate properties acquired during the six months ended June 30, 2013 for $116.9 million. Real estate acquisition fees and expenses will vary in future periods based on acquisition activity.
General and administrative expenses increased from $1.0 million for the six months ended June 30, 2012 to $1.2 million for the six months ended June 30, 2013. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees and dividend processing costs. We expect general and administrative costs to increase in the future periods as we acquire additional real estate investments but to decrease as a percentage of total revenue.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization expense increased from $3.2 million for the six months ended June 30, 2012 to $6.2 million for the six months ended June 30, 2013. The increase in depreciation and amortization expense was primarily due to the growth in our real estate portfolio. We expect that our depreciation and amortization expenses will increase in future periods as a result of anticipated future acquisitions of apartment communities.
Interest expense increased from $1.8 million for the six months ended June 30, 2012 to $3.7 million for the six months ended June 30, 2013. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in increased borrowings during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This was partially offset by a decrease in interest expense relating to the property held throughout both periods due to early termination fees incurred in connection with the refinancing of debt during the six months ended June 30, 2012. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing Follow-on Offering, the availability and cost of debt financings, and the opportunity to acquire real estate investments meeting our investment objectives; however, we expect it will increase over time due to additional borrowings on future acquisitions.
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
Pursuant to the advisory agreement and the Dealer Manager Agreements, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of each of our Offerings and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of the respective offering as of the date of reimbursement. The following tables summarizes the selling commissions, dealer manager fees and other organization and offering costs related to our Offerings as of June 30, 2013 (dollars in thousands):

Type of Expense Amount	Initial Offering	Follow-on Offering
Selling commissions	$10,001	$63
Dealer manager fees	5,242	54
Other organization and offering costs	7,312	339
Total expenses	$22,555	$456
Total offering proceeds	$179,137	$3,041
Percentage of offering proceeds used to pay for organization and offering costs	12.6%	15.0%
As of June 30, 2013, we have incurred $1.7 million of organization and offering costs related to the Follow-on Offering. Such costs only become our liability when they do not exceed 15% of the gross proceeds of the Follow-on Offering. Due to this limitation, we recognized $0.4 million as a reduction to additional paid-in capital and $1.3 million as deferred financing costs, prepaid expenses and other assets on our consolidated balance sheets as of June 30, 2013.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of acquisition fees and expenses is the most significant adjustment for the periods presented.  We have excluded this item based on the following economic considerations:

•
Acquisition fees and expenses.  Acquisition costs related to the acquisition of real estate are expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition costs to date have been funded from the proceeds from our Offerings and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2013 and 2012 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(3,336)	$(4,880)	$(5,503)	$(5,954)
Depreciation of real estate assets	1,843	986	3,565	1,307
Amortization of lease-related costs	1,508	1,632	2,597	1,849
FFO	15	(2,262)	659	(2,798)
Real estate acquisition fees and expenses to affiliate	797	1,231	1,186	1,507
Real estate acquisition fees and expenses	754	1,324	956	1,420
Amortization of premium on note payable	—	—	—	(395)
Prepayment penalty on early payoff of note payable	—	—	—	451
MFFO	$1,566	$293	$2,801	$185
FFO and MFFO may also used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Until we have fully invested the proceeds of our Offerings, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from the issuance of common stock. Distributions declared, distributions paid and cash flows from (used in) operating activities were as follows for the first and second quarters of 2013 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows Provided by Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2013	$2,416	$0.160	$1,221	$925	$2,146	$753
Second Quarter 2013	2,946	0.162	1,680	1,251	2,931	504
	$5,362	$0.322	$2,901	$2,176	$5,077	$1,257
_____________________
(1) Distributions for the period from January 1, 2013 through June 30, 2013 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the six months ended June 30, 2013, we paid aggregate distributions of $5.1 million, including $2.9 million of distributions paid in cash and $2.2 million of distributions reinvested through our dividend reinvestment plan. FFO for the six months ended June 30, 2013 was $0.7 million and cash flows provided by operations was $1.3 million. We funded our total distributions paid with $1.3 million of cash flows from operations and $3.8 million of debt financing. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreement. See the reconciliation of FFO to net loss above.
From inception through June 30, 2013, we paid aggregate distributions of $11.2 million, including net cash distributions and dividends reinvested by stockholders, and our cumulative net loss for the same period was $19.9 million. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
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
Status of Offerings
We ceased offering shares pursuant to our Initial Offering on March 12, 2013 and commenced offering shares to the public pursuant to the Follow-on Offering on March 13, 2013. As of August 2, 2013, we had sold an aggregate of 18,515,698 shares of common stock in our Offerings for gross offering proceeds of $183.5 million, including an aggregate of 576,079 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $5.6 million. Also as of August 2, 2013, we had redeemed 121,446 shares sold in our Offerings for $1.2 million.
Distributions Paid
On July 1, 2013, we paid distributions of $1.0 million, which related to distributions declared for each day in the period from June 1, 2013 through June 30, 2013. On August 1, 2013, we paid distributions of $1.0 million, which related to distributions declared for each day in the period from July 1, 2013 through July 31, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions Declared
On July 8, 2013 our board of directors declared distributions based on daily record dates for the period from August 1, 2013 through August 31, 2013, which we expect to pay in September 2013. On August 6, 2013, our board of directors declared distributions based on daily record dates for the period from September 1, 2013 through September 30, 2013, which we expect to pay in October 2013, and distributions based on daily record dates for the period from October 1, 2013 through October 30, 2013, which we expect to pay in November 2013. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
We intend to borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2013, the fair value estimate of our fixed rate debt was $238.7 million and the carrying value of our fixed rate debt was $243.8 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2013. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2013, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt at June 30, 2013 was 3.2%. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2013.
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
Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and the risks identified in Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to our registration statement (file no. 333-181777), filed with the SEC on June 17, 2013.
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
For the six months ended June 30, 2013, we paid aggregate distributions of $5.1 million, including $2.9 million of distributions paid in cash and $2.2 million of distributions reinvested through our dividend reinvestment plan. FFO for the six months ended June 30, 2013 was $0.7 million and cash flows provided by operations was $1.3 million. We funded our total distributions paid for the six months ended June 30, 2013 with $1.3 million of cash flows from operations (25%) and $3.8 million of debt financing (75%). For the six months ended June 30, 2013, funds from operations represented 13% of total distributions paid.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On March 12, 2010, our Registration Statement on Form S-11 (File No. 333-161449), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on March 12, 2010 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. Our Initial Offering terminated on March 12, 2013 and from inception through March 12, 2013, we sold 18,088,084 shares of common stock in our Initial Offering for gross offering proceeds of $179.1 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of June 30, 2013, we had incurred selling commissions, dealer manager fees and other organization and offering costs from our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to our dealer manager, and our dealer manager reimburses all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our advisors and our dealer manager for certain offering expenses as described in our prospectus, as amended and supplemented:

Type of Expense Amount	Initial Offering	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$15,243	Actual
Other underwriting compensation	1,986	Actual
Other organization and offering costs (excluding underwriting compensation)	5,326	Actual
Total expenses	$22,555
Total offering proceeds	$179,137	Actual
Percentage of offering proceeds used to pay for organization and offering costs	12.6%	Actual
From the commencement of our initial public offering through its completion on March 12, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $156.6 million.
We expect to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; development costs; capital expenditures; tenant improvement costs and other funding obligations. As of June 30, 2013, we have used the net proceeds from our initial public offering and debt financing to acquire $353.2 million in real estate, including $6.3 million of acquisition fees and expenses.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the six months ended June 30, 2013, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	25,723	$9.25	(3)
February 2013	1,156	9.44	(3)
March 2013	9,549	9.34	(3)
April 2013	26,289	9.75	(3)
May 2013	11,032	9.54	(3)
June 2013	2,500	10.00	(3)
Total	76,249
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2013, we redeemed $0.7 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 30, 2013 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012 and redemptions through June 30, 2013, we may redeem up to $1.5 million of shares for the remainder of 2013.

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

4.4	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed May 10, 2013

4.5
Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-181777, filed March 5, 2013

10.1
Purchase and Sale Agreement by and between FCP Crystal Park, LLC and KBS-Legacy Apartment Community REIT Venture, LLC dated as of April 12, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013

10.2
Assignment and Assumption of Purchase and Sale Agreement between KBS-Legacy Apartment Community REIT Venture, LLC and KBS Capital Advisors LLC dated as of April 18, 2013, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013

10.3
Assignment and Assumption of Purchase and Sale Agreement between KBS Capital Advisors LLC and KBS Legacy Partners Crystal LLC dated as of April 18, 2013, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013

10.4
First Amendment to Purchase and Sale Agreement by and between FCP Crystal Park, LLC and KBS Legacy Partners Crystal LLC dated as of April 19, 2013, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013

10.5
Multifamily Loan and Security Agreement (CME) between KBS Legacy Partners Crystal LLC and CBRE Capital Markets, Inc. dated as of May 8, 2013, incorporated by reference to Exhibit 10.72 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 5, 2013

10.6
Multifamily Note (CME) by KBS Legacy Partners Crystal LLC payable to the order of CBRE Capital Markets, Inc. dated as of May 8, 2013, incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 5, 2013

10.7
Guaranty (CME and Portfolio) Multistate by KBS Legacy Partners Properties LLC for the benefit of CBRE Capital Markets, Inc. dated as of May 8, 2013, incorporated by reference to Exhibit 10.74 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 5, 2013

10.8
Property Management Agreement dated as of May 8, 2013 between Bozzuto Management Company and KBS Legacy Partners Crystal LLC, incorporated by reference to Exhibit 10.75 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 5, 2013

10.9
Loan Agreement between KBS Legacy Partners Apartment REIT, Inc. and Wells Fargo Bank, National Association entered into as of April 19, 2013, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed May 10, 2013

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

10.10
Unsecured Promissory Note by KBS Legacy Partners Apartment REIT, Inc. payable to the order of Wells Fargo Bank, National Association dated as of April 19, 2013, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed May 10, 2013

10.11
Repayment Guaranty by KBS Legacy Partners Properties LLC in favor of Wells Fargo Bank, National Association made as of April 19, 2013, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed May 10, 2013

10.12
Purchase and Sale Agreement by and between Millennium Property LL, LLC and KBS-Legacy Apartment Community REIT Venture, LLC dated as of April 22, 2013, incorporated by reference to Exhibit 10.79 to Post‑Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 5, 2013

10.13
Assignment and Assumption of Purchase and Sale Agreement between KBS-Legacy Apartment Community REIT Venture, LLC and KBS Capital Advisors LLC dated as of May 10, 2013, incorporated by reference to Exhibit 10.80 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 5, 2013

10.14
Assignment and Assumption of Purchase and Sale Agreement between KBS Capital Advisors LLC and KBS Legacy Partners Millennium LLC dated as of May 10, 2013, incorporated by reference to Exhibit 10.81 to Post‑Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 5, 2013

10.15
Multifamily Loan and Security Agreement (Non-Recourse) by and between KBS Legacy Partners Millennium LLC and Prudential Multifamily Mortgage, LLC dated as of June 7, 2013, incorporated by reference to Exhibit 10.82 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 17, 2013

10.16
Multifamily Note by KBS Legacy Partners Millennium LLC payable to the order of Prudential Multifamily Mortgage, LLC dated as of June 7, 2013, incorporated by reference to Exhibit 10.83 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 17, 2013

10.17
Guaranty of Non-Recourse Obligations by KBS Legacy Partners Properties LLC to and for the benefit of Prudential Multifamily Mortgage, LLC dated as of June 7, 2013, incorporated by reference to Exhibit 10.84 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 17, 2013

10.18
Property Management Agreement dated as of June 7, 2013 by and between GREP Southeast, LLC and KBS Legacy Partners Millennium LLC, incorporated by reference to Exhibit 10.85 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 17, 2013

10.19
Property Management - Account Services Agreement dated as of June 7, 2013 by and between KBS Legacy Partners Millennium LLC and Legacy Partners Residential L.P., incorporated by reference to Exhibit 10.86 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 17, 2013

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	August 8, 2013	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	August 8, 2013	By:	/s/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)