Form 10-Q
period 2013-09-30
KBS Legacy Partners Apartment REIT, Inc.
filed 2013-11-08
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2013
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
Yes  ☐  No  ☒
 As of November 4, 2013, there were 18,840,754 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
September 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Real estate:
Land	$42,306	$29,768
Buildings and improvements	299,106	196,592
Tenant origination and absorption costs	2,172	1,513
Total real estate, cost	343,584	227,873
Less accumulated depreciation and amortization	(12,480)	(5,298)
Total real estate, net	331,104	222,575
Cash and cash equivalents	34,791	31,849
Restricted cash	2,718	2,304
Deferred financing costs, prepaid expenses and other assets	6,450	5,122
Total assets	$375,063	$261,850
Liabilities and stockholders’ equity
Notes payable	$243,370	$167,940
Accounts payable and accrued liabilities	4,498	3,499
Due to affiliates	1,894	74
Distributions payable	987	691
Other liabilities	674	1,068
Total liabilities	251,423	173,272
Commitments and contingencies (Note 9)
Redeemable common stock	4,417	2,006
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 18,522,980 and 12,866,456 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	185	129
Additional paid-in capital	155,688	107,685
Cumulative distributions and net losses	(36,650)	(21,242)
Total stockholders’ equity	119,223	86,572
Total liabilities and stockholders’ equity	$375,063	$261,850
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$9,136	$4,825	$23,778	$10,658
Total revenues	9,136	4,825	23,778	10,658
Expenses:
Operating, maintenance, and management	2,470	1,444	6,116	2,914
Real estate taxes and insurance	1,390	684	3,258	1,601
Asset management fees to affiliate	671	470	2,103	978
Property management fees to affiliate	58	34	150	64
Real estate acquisition fees to affiliate	—	—	1,186	1,507
Real estate acquisition fees and expenses	25	—	981	1,420
General and administrative expenses	485	450	1,639	1,434
Depreciation and amortization	3,332	2,819	9,494	5,975
Interest expense	2,239	1,378	5,906	3,185
Total expenses	10,670	7,279	30,833	19,078
Other income:
Interest income	8	6	26	18
Net loss	$(1,526)	$(2,448)	$(7,029)	$(8,402)
Net loss per common share, basic and diluted	$(0.08)	$(0.25)	$(0.41)	$(1.08)
Weighted-average number of common shares outstanding, basic and diluted	18,422,456	9,761,403	17,233,878	7,795,118
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2012 and the Nine Months Ended September 30, 2013 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2011	4,707,212	$47	$39,419	$(5,285)	$34,181
Issuance of common stock	8,195,092	82	81,224	—	81,306
Redemptions of common stock	(35,848)	—	(350)	—	(350)
Transfers to redeemable common stock	—	—	(1,879)	—	(1,879)
Distributions declared	—	—	—	(5,724)	(5,724)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(7,026)	—	(7,026)
Other offering costs	—	—	(3,703)	—	(3,703)
Net loss	—	—	—	(10,233)	(10,233)
Balance, December 31, 2012	12,866,456	129	107,685	(21,242)	86,572
Issuance of common stock	5,790,674	58	57,205	—	57,263
Redemptions of common stock	(134,150)	(2)	(1,272)	—	(1,274)
Transfers to redeemable common stock	—	—	(2,188)	—	(2,188)
Distributions declared	—	—	—	(8,379)	(8,379)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(4,313)	—	(4,313)
Other offering costs	—	—	(1,429)	—	(1,429)
Net loss	—	—	—	(7,029)	(7,029)
Balance, September 30, 2013	18,522,980	$185	$155,688	$(36,650)	$119,223
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(7,029)	$(8,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,494	5,975
Bad debt expense	250	156
Loss due to property damages	1,478	—
Amortization of premium on notes payable	—	(395)
Amortization of deferred financing costs	476	325
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(414)	(459)
Prepaid expenses and other assets	(2,551)	723
Accounts payable and accrued liabilities	1,008	1,626
Due to affiliates	1,852	7
Other liabilities	(171)	273
Net cash provided by (used in) operating activities	4,393	(171)
Cash Flows from Investing Activities:
Acquisitions of real estate	(114,875)	(148,150)
Improvements to real estate	(2,626)	(993)
Net cash used in investing activities	(117,501)	(149,143)
Cash Flows from Financing Activities:
Proceeds from notes payable	76,220	138,365
Principal payments on mortgage note payable	(790)	(22,682)
Principal payments on unsecured note payable due to affiliate	—	(1,000)
Payments of deferred financing costs	(1,025)	(1,521)
Proceeds from issuance of common stock	53,801	57,526
Payments to redeem common stock	(1,274)	(275)
Payments of commissions on stock sales and related dealer manager fees	(4,313)	(5,216)
Payments of other offering costs	(1,948)	(4,044)
Distributions paid	(4,621)	(1,998)
Net cash provided by financing activities	116,050	159,155
Net increase in cash and cash equivalents	2,942	9,841
Cash and cash equivalents, beginning of period	31,849	23,072
Cash and cash equivalents, end of period	$34,791	$32,913
Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,299	$2,431
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$3,462	$1,475
Application of escrow deposits to purchase real estate	$2,000	$—
Decrease in other offering costs due to affiliates	$(32)	$(36)
Increase in distributions payable	$296	$319
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company originally entered into with the Advisor on January 25, 2010, amended on January 8, 2013, renewed for an additional one-year term on January 25, 2013 and further amended on August 14, 2013 (as amended, the “Advisory Agreement”).
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of September 30, 2013, the Sub-Advisor owns 20,000 shares of common stock of the Company.
The Company expects to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. The Company expects that its portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. The Company may make its investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of September 30, 2013, the Company owned nine apartment complexes.
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
From the inception of the Initial Offering through its completion on March 12, 2013, the Company sold 18,088,084 shares of common stock for gross offering proceeds of $179.2 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

As of September 30, 2013, the Company had sold an aggregate of 18,672,977 shares of common stock in the Offerings for gross offering proceeds of $185.2 million, including an aggregate of 618,848 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $6.0 million. Also, as of September 30, 2013, the Company had redeemed 169,997 shares sold in the Offerings for $1.6 million. The Company may terminate its Follow-on Offering at any time.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012, except for the addition of an accounting policy with respect to insurance proceeds. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
Insurance Proceeds for Property Damages
The Company maintains an insurance policy that provides coverage for property damages and business interruption.  Losses due to physical damages are recognized during the accounting period in which they occur while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable.  Losses, which are reduced by the related insurance recoveries, are recorded as operating, maintenance and management expenses on the accompanying consolidated statements of income.  Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved.  Anticipated recoveries for lost rental revenue due to property damages are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segments
The Company has invested in nine apartment complexes as of September 30, 2013. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one business segment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the nine months ended September 30, 2013 and 2012.
Distributions declared per common share was $0.164 and $0.486 for the three and nine months ended September 30, 2013, respectively. Distributions declared per common share was $0.164 and $0.486 for the three and nine months ended September 30, 2012, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2013 and 2012. For each day that was a record date for distributions during the three and nine months ended September 30, 2013 and 2012, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2013 through September 30, 2013 was a record date for distributions. Each day during the period from January 1, 2012 through February 28, 2012 and March 1, 2012 through September 30, 2012 was a record date for distributions.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the nine months ended September 30, 2013, the Company acquired the following properties (dollars in thousands):

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
The Company recorded each acquisition as a business combination and expensed $25,000 and $2.2 million of acquisition costs related to these properties for the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2013, the Company recognized $3.0 million and $5.6 million of total revenues from these properties, respectively. During the three and nine months ended September 30, 2013, the Company recognized $2.1 million and $3.8 million of operating expenses from these properties, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

4.	REAL ESTATE
As of September 30, 2013, the Company owned nine apartment complexes, containing 2,599 units and encompassing 2.5 million rentable square feet, which were 94% occupied. The following table provides summary information regarding the properties owned by the Company as of September 30, 2013 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate, Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,134	$(2,658)	$33,476
Poplar Creek	02/09/2012	Schaumburg, IL	26,895	(966)	25,929
The Residence at Waterstone	04/06/2012	Pikesville, MD	64,172	(2,332)	61,840
Legacy Crescent Park	05/03/2012	Greer, SC	20,424	(837)	19,587
Legacy at Martin’s Point	05/31/2012	Lombard, IL	35,935	(1,360)	34,575
Wesley Village	11/06/2012	Charlotte, NC	44,769	(1,136)	43,633
Watertower Apartments	01/15/2013	Eden Prairie, MN	37,567	(899)	36,668
Crystal Park at Waterford	05/08/2013	Frederick, MD	44,066	(1,425)	42,641
Millennium Apartment Homes	06/07/2013	Greenville, SC	33,622	(867)	32,755
			$343,584	$(12,480)	$331,104
Property Damage
During the third quarter of 2013, three of the Company’s apartment complexes suffered physical damages due to fire and storm.  As a result of the damages, some of the apartment units at one of the properties were closed to tenants for repairs.  The Company’s insurance policy provides coverage for property damage and business interruption subject to a $25,000 deductible per incident.  Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $1.5 million during the three and nine months ended September 30, 2013, which was reduced by $1.4 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. Additionally, the Company recorded $0.2 million for insurance recoveries related to emergency response costs payable to mitigate the extent of damages.  The net loss due to damages of $0.1 million during the three and nine months ended September 30, 2013 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible for each of the claims.  As of September 30, 2013, the total estimated insurance recoveries to be collected of $1.7 million, were classified as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

5.	NOTES PAYABLE
As of September 30, 2013 and December 31, 2012, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of September 30, 2013	Principal as of December 31, 2012	Contractual Interest Rate as of September 30, 2013 (1)	Payment Type		Maturity Date
Legacy at Valley Ranch Mortgage Loan	$32,500	$32,500	3.9%	Principal & Interest	(2)	04/01/2019
Poplar Creek Mortgage Loan	20,400	20,400	4.0%	Principal & Interest	(2)	03/01/2019
The Residence at Waterstone Mortgage Loan	47,905	47,905	3.8%	Principal & Interest	(2)	05/01/2019
Legacy Crescent Park Mortgage Loan	14,493	14,560	3.5%	Principal & Interest	(3)	06/01/2019
Legacy at Martin’s Point Mortgage Loan	23,000	23,000	3.3%	Principal & Interest	(2)	06/01/2019
Wesley Village Mortgage Loan	29,088	29,575	2.6%	Principal & Interest	(4)	12/01/2017
Watertower Mortgage Loan	25,000	—	2.5%	Principal & Interest	(2)	02/10/2018
Crystal Park Mortgage Loan	29,219	—	2.5%	Principal & Interest	(4)	06/01/2018
Millennium Mortgage Loan	21,765	—	2.7%	Principal & Interest	(4)	07/01/2018
Wells Fargo Line of Credit (5)	—	—	One-month LIBOR + 3.00%	(5)		10/19/2013
	$243,370	$167,940
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2013.
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
(5) On April 19, 2013, the Company entered into a loan agreement with Wells Fargo Bank, N.A., an unaffiliated lender, for a fully recourse, unsecured, non-revolving line of credit in an amount up to $25.0 million. The Wells Fargo Line of Credit matured on October 19, 2013.
As of September 30, 2013 and December 31, 2012, the Company’s deferred financing costs were $2.1 million and $1.6 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and nine months ended September 30, 2013, the Company incurred $2.2 million and $5.9 million of interest expense, respectively. During the three and nine months ended September 30, 2012, the Company incurred $1.4 million and $3.2 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2013 was $0.2 million and $0.5 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2012 was $53,000 and $0.3 million of amortization of deferred financing costs, respectively. As of September 30, 2013 and December 31, 2012, the Company recorded interest payable of $0.6 million and $0.5 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

The following is a schedule of maturities, including principal payments, for the Company’s notes payable outstanding as of September 30, 2013 (in thousands):

October 1, 2013 through December 31, 2013	$514
2014	3,416
2015	4,873
2016	5,108
2017	31,432
Thereafter	198,027
$243,370

6.	FAIR VALUE DISCLOSURES
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
September 30, 2013
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
The following were the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$243,370	$243,370	$235,780	$167,940	$167,940	$171,232
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
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreements with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offerings and the investment of proceeds from the Offerings in real estate related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation (“DTCC”) Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc and a private program. During the nine months ended September 30, 2013 and 2012, no transactions occurred between the Company and these other KBS-sponsored programs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2013 and 2012, respectively, and any related amounts payable as of September 30, 2013 and December 31, 2012 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Expensed
Asset management fees (1)	$671	$470	$2,103	$978	$1,885	$—
Reimbursable operating expenses (2)	77	30	295	59	6	39
Acquisition fees on real properties	—	—	1,186	1,507	—	—
Related party interest expense	—	—	—	10	—	—
Property management fees (3)	58	34	150	64	—	—
Additional Paid-in Capital
Selling commissions	96	1,036	2,713	3,496	—	—
Dealer manager fees	51	497	1,600	1,720	—	—
Reimbursable other offering costs	64	668	512	3,260	3	35
	$1,017	$2,735	$8,559	$11,094	$1,894	$74
____________________
(1) See “Amendments to the Advisory Agreement” below.
(2) Reimbursable operating expenses primarily consists of marketing research costs and property pursuit costs incurred by the Sub-Advisor. In addition, the Advisor may seek reimbursement for employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $30,000 and $30,000 for the three months ended September 30, 2013 and 2012, respectively, and $61,000 and $59,000 for the nine months ended September 30, 2013 and 2012, respectively, and were the only employee costs reimbursable under the Advisory Agreement through September 30, 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) See “Property Management — Account Services Agreements” below.
From inception through September 30, 2013, the Company has recognized and paid $0.3 million in selling commissions and dealer manager fees related to the Follow-on Offering. Additionally, the Company has incurred $2.0 million of other organization and offering costs related to the Follow-on Offering. Pursuant to the Advisory Agreement, the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in each of the Offerings exceed 15% of the gross offering proceeds of the respective Offering. Due to this limitation, the Company recorded $0.9 million of selling commissions, dealer manager fees and other organization and offering costs as additional paid-in capital and $1.4 million as deferred financing costs, prepaid expenses and other assets on its consolidated balance sheet as of September 30, 2013.  From inception through the close of the offering, selling commissions, dealer manager fees, and other organization and offering expenses related to the Initial Offering was 12.6% of the gross offering proceeds. As of September 30, 2013, selling commissions, dealer manager fees, and other organization and offering expenses related to the Follow-on Offering was 15.0% of the gross offering proceeds.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Amendments to the Advisory Agreement
On January 8, 2013, the Company entered into an amendment to the advisory agreement with the Advisor, which defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with this amendment) and then to pay asset management fees previously deferred by the Advisor in accordance with this amendment that remain unpaid. As of September 30, 2013, the Company had deferred $1.5 million of asset management fees for February through July 2013 under this amendment, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
On August 14, 2013, the Company and the Advisor entered into an amendment to the advisory agreement between the parties. The amendment reduces the asset management fee payable by the Company to the Advisor with respect to investments in real estate to a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs (regardless of the level of debt used to finance the investment), and (ii) 2.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property, including acquisition expenses and budgeted capital improvement costs, less any debt used to finance the investment. In addition, the amendment defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the amendment defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”), as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared for record dates of the corresponding month.  The Company remains obligated to pay the Advisor an asset management fee in any month in which the MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”), but any amount of the asset management fee for such month in excess of the MFFO Surplus will also be deferred under the amendment.  If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with this amendment. However, notwithstanding the foregoing, any and all deferred asset management fees shall be immediately due and payable at such time as the stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption plan, and (ii) an 8.0% per year cumulative, non-compounded return on such net invested capital (the “Stockholders’ 8% Return”). The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to receive deferred asset management fees. As of September 30, 2013, the Company accrued $0.4 million of asset management fees for August through September 2013 as the Company believes the payment of this amount to the Advisor is probable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
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
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2013 and 2012. The Company acquired three and five apartment complexes during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, all of which were accounted for as business combinations. The following unaudited pro forma information for the three and nine months ended September 30, 2013 and 2012 has been prepared to give effect to the acquisitions of (i) Poplar Creek, (ii) The Residence at Waterstone, (iii) Legacy Crescent Park, (iv) Legacy at Martin’s Point, (v) Wesley Village, (vi) Watertower Apartments, (vii) Crystal Park at Waterford and (viii) Millennium Apartment Homes as if the acquisitions occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on January 1, 2012, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$9,136	$8,643	$26,920	$26,037
Depreciation and amortization	$2,203	$2,480	$6,600	$14,824
Net loss	$(291)	$(842)	$(845)	$(9,832)
Net loss per common share, basic and diluted	$(0.02)	$(0.05)	$(0.05)	$(0.69)
Weighted-average number of common shares outstanding, basic and diluted	18,522,980	16,268,911	18,522,980	14,302,626
The unaudited pro forma information for the three and nine months ended September 30, 2013 was adjusted to exclude $25,000 and $2.2 million, respectively, of acquisition costs incurred in 2013 related to Watertower Apartments, Crystal Park at Waterford and Millennium Apartment Homes.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
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
Status of Offerings
The Company ceased offering shares pursuant to the Initial Offering on March 12, 2013 and commenced offering shares to the public pursuant to the Follow-on Offering on March 13, 2013. As of November 4, 2013, the Company had sold an aggregate of 18,995,751 shares of common stock in the Offerings for gross offering proceeds of $188.6 million, including an aggregate of 703,884 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $6.9 million. Also as of November 4, 2013, the Company had redeemed 174,997 shares sold in the Offerings for $1.7 million.
Distributions Paid
On October 1, 2013, the Company paid distributions of $1.0 million, which related to distributions declared for each day in the period from September 1, 2013 through September 30, 2013. On November 1, 2013, the Company paid distributions of $1.0 million, which related to distributions declared for each day in the period from October 1, 2013 through October 31, 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

Distributions Declared
On October 18, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from November 1, 2013 through November 30, 2013, which the Company expects to pay in December 2013. On November 4, 2013, the Company’s board of directors declared distributions based on daily record dates for the period from December 1, 2013 through December 31, 2013, which the Company expects to pay in January 2014, and distributions based on daily record dates for the period from January 1, 2014 through January 31, 2014, which the Company expects to pay in February 2014. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082  per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share or a 6.1% annualized rate based on the current offering price of $10.68 per share.
Investment Subsequent to September 30, 2013
Purchase Agreement for Legacy Grand at Concord
On October 18, 2013, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement to acquire an apartment complex containing 240 apartment units located on approximately 18.4 acres of land in Concord, North Carolina (“Legacy Grand at Concord”).  The purchase price of Legacy Grand at Concord is approximately $28.0 million plus closing costs. Pursuant to the purchase and sale agreement, the Company would be obligated to purchase Legacy Grand at Concord only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the acquisition. As of October 21, 2013, the Company had made deposits of $750,000, and in some circumstances, if the Company fails to complete the acquisition without legal excuse, it may forfeit up to $750,000 of earnest money.
Legacy Grand at Concord is located in Concord, North Carolina and consists of 240 apartment units, encompassing 283,783 rentable square feet. Legacy Grand at Concord was constructed in 2010 and is 98% occupied as of September 2013.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, in Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to our registration statement (file no. 333-181777), and in Part II, Item 1A of this Quarterly Report on From 10-Q, all filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010 and intend to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
We intend to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of September 30, 2013, we owned nine apartment complexes.
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
From the inception of the Initial Offering through its completion on March 12, 2013, we sold 18,088,084 shares of common stock for gross offering proceeds of $179.2 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million.
As of September 30, 2013, we had sold an aggregate of 18,672,977 shares of common stock in the Offerings for gross offering proceeds of $185.2 million, including an aggregate of 618,848 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $6.0 million. Also, as of September 30, 2013, we had redeemed 169,997 shares sold in the Offerings for $1.6 million. We intend to use substantially all of the net proceeds from the Offerings to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States as described above.

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
According to the U.S. Bureau of Labor Statistics (BLS), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. Since 2009, employment has increased by over 6.9 million jobs (through September 2013). The BLS also reported that the unemployment rate peaked in 2009 at 10.0%, and was down to 7.8% by the end of 2012. The unemployment rate has continued to improve in 2013 due to modest but steady job growth and was 7.2% at the end of September.
Witten Advisors reported that apartment vacancies in the U.S. were 7.8% at the end of 2009 (“U.S. Apartment Markets Forecast,” Second and Third Quarter 2013). Apartment vacancies declined steadily throughout 2010 and 2011, stabilizing at 5%, the approximate equilibrium vacancy rate, in the second quarter of 2012. As of the end of the second quarter of 2013, Witten Advisors reported that U.S. apartment vacancies were 4.7%. Witten Advisors also reported that effective rents for U.S. apartments were up by 2.0% and 4.2% in 2010 and 2011, respectively, in contrast to the decline in effective rents of 4.4% in 2009. Effective rents continued to grow in 2012 at 3.9%, as compared to the average U.S. rent growth rate of 2.6%. For the twelve months ending June 2013, U.S. apartment rents grew at 3.6%.
Class A multifamily capitalization rates in the U.S. averaged 4.68% in the fourth quarter of 2007 (Witten Advisors: “U.S. Apartment Markets Forecast,” Third Quarter 2013). Capitalization rates increased to 5.79% by the fourth quarter of 2009, reflecting the decline in Class A multifamily property values as a result of the Great Recession. By the first quarter of 2011, the average Class A capitalization rate had declined to approximately 5.0%, where it has remained since that time.
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

•
Housing Shift - More people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 35.0% at the end of the second quarter of 2013. This equates to approximately 4.4 million additional renter households in the U.S., according to Witten Advisors, over that time period.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other positive factors for multifamily real estate investment include:

•
Diminished supply - According to Witten Advisors (“U.S. Apartment Markets Forecast,” Third Quarter 2013), multifamily rental construction starts in the U.S. averaged approximately 300,000 units per year for the decade ending December 2005. In comparison, starts were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. In 2011 and 2012, rental construction starts in the U.S. increased to 167,400 units and 233,900 units, respectively. Multifamily rental construction starts are expected to stabilize at approximately 250,000 units per year, starting in 2015.

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

•
Maturing loans - More than $400 billion of multifamily loans are expected to mature from 2012 through 2016 (Marcus & Millichap Research Services, April 2012). We believe these loan maturities will provide opportunities to purchase properties from sellers in need of liquidity or those faced with repayment deadline.

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
As of September 30, 2013, we had sold an aggregate of 18,672,977 shares of common stock in the Offerings for gross offering proceeds of $185.2 million, including an aggregate of 618,848 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $6.0 million. Also as of September 30, 2013, we had redeemed 169,997 shares sold in the Offerings for $1.6 million. If we are unable to raise substantial funds in the Follow-on Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in the Follow-on Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish significant reserves from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.
As of September 30, 2013, we owned nine apartment complexes. Our operating cash needs were met through cash flow generated by our real estate investments and proceeds from the Offerings.
Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of September 30, 2013, our real estate investments were 94% occupied.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2013 did not exceed the charter imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2013, our total debt outstanding was $243.4 million. Once we have fully invested the proceeds of our Offerings, we expect that our debt financing and other liabilities will be between 50% and 65% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2013, our borrowings and other liabilities were approximately 65% of the cost (before depreciation or other noncash reserves) of our tangible assets.
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
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of September 30, 2013, we owned nine apartment complexes. During the nine months ended September 30, 2013, net cash provided by operating activities was $4.4 million. We expect that our cash flows from operating activities to vary over time but will generally increase in future years as a result of owning the asset acquired in 2013 for an entire period and as a result of anticipated future acquisitions of real estate and the related operations from those real estate acquisitions.
Cash Flows from Investing Activities
Net cash used in investing activities was $117.5 million for the nine months ended September 30, 2013 and consisted of the following:

•	$114.9 million used for the acquisitions of three apartment complexes; and

•	$2.6 million used for improvements to real estate.
Cash Flows from Financing Activities
Net cash provided by financing activities was $116.1 million for the nine months ended September 30, 2013 and consisted primarily of the following:

•
$74.4 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $76.2 million, partially offset by $0.8 million of principal payments on our mortgage note payable and payments of deferred financing costs of $1.0 million;

•	$47.5 million of cash provided by offering proceeds related to our Offerings, net of payments of commissions, dealer manager fees and other organization and offering expenses of $6.3 million;

•	$4.6 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $3.5 million; and

•	$1.3 million of cash used for redemptions of common stock.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2013 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)	$243,370	$514	$8,289	$36,540	$198,027
Interest payments on outstanding debt obligations (2)	40,179	1,986	15,688	15,081	7,424
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2013. We incurred interest expense of $5.4 million excluding amortization of deferred financing costs of $0.5 million, for the nine months ended September 30, 2013.
Results of Operations
Our results of operations for the nine months ended September 30, 2013 are not indicative of those expected in future periods as we have not yet met our capital raise or investment goals. We have not yet invested all of the proceeds from the Offerings received to date and expect to continue to raise additional capital and make future acquisitions, which would have a significant impact on our future results of operations. As of September 30, 2012, we owned five apartment complexes and as of September 30, 2013, we owned nine apartment complexes. As a result, the results of operations for the three and nine months ended September 30, 2013 and 2012 are not directly comparable as we were still investing the proceeds from the Offerings during those periods. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the investments acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2012
The following table provides summary information about our results of operations for the three months ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2013	2012
Rental income	$9,136	$4,825	$4,311	89%	$4,023	$288
Operating, maintenance, and management costs	2,470	1,444	1,026	71%	1,134	(108)
Real estate taxes and insurance	1,390	684	706	103%	482	224
Asset management fees to affiliate	671	470	201	43%	338	(137)
Property management fees to affiliate	58	34	24	71%	22	2
General and administrative expenses	485	450	35	8%	n/a	n/a
Depreciation and amortization expense	3,332	2,819	513	18%	2,127	(1,614)
Interest expense	2,239	1,378	861	62%	735	126
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 related to real estate investments acquired on or after July 1, 2012.
(2) Represents dollar amount increase (decrease) for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 with respect to real estate investments owned by us during both periods.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income increased from $4.8 million for the three months ended September 30, 2012 to $9.1 million for the three months ended September 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect that our rental income will increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Property operating costs and real estate taxes and insurance increased from $2.1 million for the three months ended September 30, 2012 to $3.9 million for the three months ended September 30, 2013. The increase in property operating costs and real estate taxes and insurance was due to the growth in our real estate portfolio. We expect that our property operating costs and real estate taxes and insurance will increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Asset management fees with respect to our real estate investments increased from $0.5 million for the three months ended September 30, 2012 to $0.7 million for the three months ended September 30, 2013, as a result of the growth in our real estate portfolio, offset by a decrease from properties held throughout both periods due to a change in our asset management fee calculation beginning August 1, 2013 as a result of an amendment to the advisory agreement. On January 8, 2013, we entered into an amendment to the advisory agreement with our advisor to defer our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. In addition, on August 14, 2013, we entered into another amendment to the advisory agreement with our advisor to reduce the asset management fee payable by us to our advisor with respect to investments in real estate to a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs (regardless of the level of debt used to finance the investment), and (ii) 2.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property, including acquisition expenses and budgeted capital improvement costs, less any debt used to finance the investment. In addition, the amendment defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. However, notwithstanding the foregoing, any and all deferred asset management fees shall be immediately due and payable at such time as our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by our stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption plan, and (ii) an 8.0% per year cumulative, non-compounded return on such net invested capital. As of September 30, 2013, we had deferred the payment of $1.9 million in asset management fees incurred from February 1, 2013 through September 30, 2013 and recorded a liability for this amount. We expect that our asset management fees will increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
General and administrative expenses for the three months ended September 30, 2013 and 2012 were $0.5 million, respectively. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees and dividend processing costs. We expect general and administrative costs to increase in the future periods as we acquire additional real estate investments but to decrease as a percentage of total revenue.
Depreciation and amortization expense increased from $2.8 million for the three months ended September 30, 2012 to $3.3 million for the three months ended September 30, 2013. The increase in depreciation and amortization expense was primarily due to the growth in our real estate portfolio, partially offset by a decrease from the properties held throughout both periods due to a decrease in amortization of tenant origination costs related to in-place leases that were fully amortized. We expect that our depreciation and amortization expenses will increase in future periods as a result of anticipated future acquisitions of apartment communities.
Interest expense increased from $1.4 million for the three months ended September 30, 2012 to $2.2 million for the three months ended September 30, 2013. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in increased borrowings and the amortization of deferred financing costs relating to the line of credit agreement entered in April 2013. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing Follow-on Offering, the availability and cost of debt financings, and the opportunity to acquire real estate investments meeting our investment objectives; however, we expect it will increase over time due to additional borrowings on future acquisitions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the nine months ended September 30, 2013 versus the nine months ended September 30, 2012
The following table provides summary information about our results of operations for the nine months ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2013	2012
Rental income	$23,778	$10,658	$13,120	123%	$12,966	$154
Operating, maintenance, and management costs	6,116	2,914	3,202	110%	3,175	27
Real estate taxes and insurance	3,258	1,601	1,657	103%	1,602	55
Asset management fees to affiliate	2,103	978	1,125	115%	1,168	(43)
Property management fees to affiliate	150	64	86	134%	86	—
Real estate acquisition fees to affiliate	1,186	1,507	(321)	(21)%	(321)	—
Real estate acquisition fees and expenses	981	1,420	(439)	(31)%	(439)	—
General and administrative expenses	1,639	1,434	205	14%	n/a	n/a
Depreciation and amortization expense	9,494	5,975	3,519	59%	3,490	29
Interest expense	5,906	3,185	2,721	85%	2,702	19
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 related to real estate investments acquired on or after January 1, 2012.
(2) Represents dollar amount increase (decrease) for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 with respect to real estate investments owned by us during both periods.
Rental income increased from $10.7 million for the nine months ended September 30, 2012 to $23.8 million for the nine months ended September 30, 2013, primarily as a result of the growth in our real estate portfolio. We expect that our rental income will increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Property operating costs and real estate taxes and insurance increased from $4.5 million for the nine months ended September 30, 2012 to $9.4 million for the nine months ended September 30, 2013. The increase in property operating costs and real estate taxes and insurance was due to the growth in our real estate portfolio. We expect that our property operating costs and real estate taxes and insurance will increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Asset management fees with respect to our real estate investments increased from $1.0 million for the nine months ended September 30, 2012 to $2.1 million for the nine months ended September 30, 2013, as a result of the growth in our real estate portfolio. Please see “Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2012” above for a discussion of our amendments to the advisory agreement with our advisor to defer our obligation to pay asset management fees. We expect that our asset management fees will increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Real estate acquisition fees and expenses to affiliate and non-affiliate decreased from $2.9 million for the nine months ended September 30, 2012 to $2.2 million for the nine months ended September 30, 2013. The decrease is primarily due to the difference in the total acquisition price for real estate properties acquired during the nine months ended September 30, 2012 of $148.2 million compared to the total acquisition price for real estate properties acquired during the nine months ended September 30, 2013 for $116.9 million. Real estate acquisition fees and expenses will vary in future periods based on acquisition activity.
General and administrative expenses increased from $1.4 million for the nine months ended September 30, 2012 to $1.6 million for the nine months ended September 30, 2013. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees and dividend processing costs. We expect general and administrative costs to increase in the future periods as we acquire additional real estate investments but to decrease as a percentage of total revenue.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization expense increased from $6.0 million for the nine months ended September 30, 2012 to $9.5 million for the nine months ended September 30, 2013. The increase in depreciation and amortization expense was primarily due to the growth in our real estate portfolio. We expect that our depreciation and amortization expenses will increase in future periods as a result of anticipated future acquisitions of apartment communities.
Interest expense increased from $3.2 million for the nine months ended September 30, 2012 to $5.9 million for the nine months ended September 30, 2013. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in increased borrowings during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing Follow-on Offering, the availability and cost of debt financings, and the opportunity to acquire real estate investments meeting our investment objectives; however, we expect it will increase over time due to additional borrowings on future acquisitions.
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
Pursuant to the advisory agreement and the Dealer Manager Agreements, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of each of our Offerings and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of the respective offering as of the date of reimbursement. The following tables summarizes the selling commissions, dealer manager fees and other organization and offering costs related to our Offerings as of September 30, 2013 (dollars in thousands):

Type of Expense Amount	Initial Offering	Follow-on Offering
Selling commissions	$10,001	$159
Dealer manager fees	5,242	105
Other organization and offering costs	7,312	642
Total expenses	$22,555	$906
Total offering proceeds	$179,137	$6,039
Percentage of offering proceeds used to pay for organization and offering costs	12.6%	15.0%
As of September 30, 2013, we have incurred $2.3 million of selling commissions, dealer manager fees and other organization and offering costs related to the Follow-on Offering. Such costs only become our liability when they do not exceed 15% of the gross proceeds of the Follow-on Offering. Due to this limitation, we recognized $0.9 million as a reduction to additional paid-in capital and $1.4 million as deferred financing costs, prepaid expenses and other assets on our consolidated balance sheets as of September 30, 2013.

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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. Items such as acquisition fees and expenses which had previously been capitalized prior to 2009, are currently expensed and accounted for as operating expenses. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2013 and 2012 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(1,526)	$(2,448)	$(7,029)	$(8,402)
Depreciation of real estate assets	2,289	1,153	5,854	2,460
Amortization of lease-related costs	1,043	1,666	3,640	3,515
FFO	1,806	371	2,465	(2,427)
Real estate acquisition fees and expenses to affiliate	—	—	1,186	1,507
Real estate acquisition fees and expenses	25	—	981	1,420
Amortization of premium on note payable	—	—	—	(395)
Prepayment penalty on early payoff of note payable	—	—	—	451
MFFO	$1,831	$371	$4,632	$556
FFO and MFFO may also used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Until we have fully invested the proceeds of our Offerings, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from the issuance of common stock. Distributions declared, distributions paid and cash flows from (used in) operating activities were as follows for the first, second and third quarters of 2013 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows Provided by Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2013	$2,416	$0.160	$1,221	$925	$2,146	$753
Second Quarter 2013	2,946	0.162	1,680	1,251	2,931	504
Third Quarter 2013	3,017	0.164	1,720	1,286	3,006	3,136
	$8,379	$0.486	$4,621	$3,462	$8,083	$4,393
_____________________
(1) Distributions for the period from January 1, 2013 through September 30, 2013 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the nine months ended September 30, 2013, we paid aggregate distributions of $8.1 million, including $4.6 million of distributions paid in cash and $3.5 million of distributions reinvested through our dividend reinvestment plan. FFO for the nine months ended September 30, 2013 was $2.5 million and cash flows provided by operations was $4.4 million. We funded our total distributions paid with $4.3 million of cash flows from operations and $3.8 million of debt financing. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreement. See the reconciliation of FFO to net loss above.
From inception through September 30, 2013, we paid aggregate distributions of $14.3 million, including net cash distributions and dividends reinvested by stockholders, and our cumulative net loss for the same period was $21.4 million. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
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
Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. There have been no significant changes to our policies during 2013, except for the addition of an accounting policy with respect to insurance proceeds.
Insurance Proceeds for Property Damages
We maintain an insurance policy that provides coverage for property damages and business interruption.  Losses due to physical damages are recognized during the accounting period in which they occur while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable.  Losses, which are reduced by the related insurance recoveries, are recorded as operating, maintenance and management expenses on the accompanying consolidated statements of income.  Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved.  Anticipated recoveries for lost rental revenue due to property damages are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of Offerings
We ceased offering shares pursuant to our Initial Offering on March 12, 2013 and commenced offering shares to the public pursuant to the Follow-on Offering on March 13, 2013. As of November 4, 2013, we had sold an aggregate of 18,995,751 shares of common stock in our Offerings for gross offering proceeds of $188.6 million, including an aggregate of 703,884 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $6.9 million. Also as of November 4, 2013, we had redeemed 174,997 shares sold in our Offerings for $1.7 million.
Distributions Paid
On October 1, 2013, we paid distributions of $1.0 million, which related to distributions declared for each day in the period from September 1, 2013 through September 30, 2013. On November 1, 2013, we paid distributions of $1.0 million, which related to distributions declared for each day in the period from October 1, 2013 through October 31, 2013.
Distributions Declared
On October 18, 2013 our board of directors declared distributions based on daily record dates for the period from November 1, 2013 through November 30, 2013, which we expect to pay in December 2013. On November 4, 2013, our board of directors declared distributions based on daily record dates for the period from December 1, 2013 through December 31, 2013, which we expect to pay in January 2014, and distributions based on daily record dates for the period from January 1, 2014 through January 31, 2014, which we expect to pay in February 2014. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share or a 6.1% annualized rate based on the current offering price of $10.68 per share.
Investment Subsequent to September 30, 2013
Purchase Agreement for Legacy Grand at Concord
On October 18, 2013, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement to acquire an apartment complex containing 240 apartment units located on approximately 18.4 acres of land in Concord, North Carolina (“Legacy Grand at Concord”).  The purchase price of Legacy Grand at Concord is approximately $28.0 million plus closing costs. Pursuant to the purchase and sale agreement, we would be obligated to purchase Legacy Grand at Concord only after satisfaction of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. As of October 21, 2013, we had made deposits of $750,000, and in some circumstances, if we fail to complete the acquisition without legal excuse, it may forfeit up to $750,000 of earnest money.
Legacy Grand at Concord is located in Concord, North Carolina and consists of 240 apartment units, encompassing 283,783 rentable square feet. Legacy Grand at Concord was constructed in 2010 and is 98% occupied as of September 2013.

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
We intend to borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2013, the fair value estimate of our fixed rate debt was $235.8 million and the carrying value of our fixed rate debt was $243.4 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2013. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2013, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt at September 30, 2013 was 3.2%. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2013.
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
For the nine months ended September 30, 2013, we paid aggregate distributions of $8.1 million, including $4.6 million of distributions paid in cash and $3.5 million of distributions reinvested through our dividend reinvestment plan. FFO for the nine months ended September 30, 2013 was $2.5 million and cash flows provided by operations was $4.4 million. We funded our total distributions paid for the nine months ended September 30, 2013 with $4.3 million of cash flows from operations (53%) and $3.8 million of debt financing (47%). For the nine months ended September 30, 2013, funds from operations represented 30% of total distributions paid.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On March 12, 2010, our Registration Statement on Form S-11 (File No. 333-161449), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our initial public offering on March 12, 2010 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. Our Initial Offering terminated on March 12, 2013 and from inception through March 12, 2013, we sold 18,088,084 shares of common stock in our Initial Offering for gross offering proceeds of $179.2 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of September 30, 2013, we had incurred selling commissions, dealer manager fees and other organization and offering costs from our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to our dealer manager, and our dealer manager reimburses all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our advisors and our dealer manager for certain offering expenses as described in our prospectus, as amended and supplemented:

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
We expect to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; development costs; capital expenditures; tenant improvement costs and other funding obligations. As of September 30, 2013, we have used the net proceeds from our initial public offering and debt financing to acquire $353.3 million in real estate, including $6.3 million of acquisition fees and expenses.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2013, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	25,723	$9.25	(3)
February 2013	1,156	9.44	(3)
March 2013	9,549	9.34	(3)
April 2013	26,289	9.75	(3)
May 2013	11,032	9.54	(3)
June 2013	2,500	10.00	(3)
July 2013	9,349	9.66	(3)
August 2013	34,903	9.45	(3)
September 2013	13,649	9.49	(3)
Total	134,150
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the nine months ended September 30, 2013, we redeemed $1.3 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 30, 2013 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2012 and redemptions through September 30, 2013, we may redeem up to $1.0 million of shares for the remainder of 2013.

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

4.3	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed May 10, 2013

4.4
Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-181777, filed March 5, 2013

10.1
Selected Dealer Agreement, dated August 14, 2013, by and among KBS Legacy Partners Apartment REIT, Inc., KBS Capital Advisors LLC, KBS-Legacy Apartment Community REIT Venture LLC, KBS Capital Markets Group LLC, Legacy Partners Residential Realty LLC, KBS Holdings LLC and Ameriprise Financial Services, Inc., incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed August 20, 2013

10.2	Amendment No. 1 dated August 14, 2013 to Advisory Agreement dated January 25, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 20, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	November 8, 2013	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	November 8, 2013	By:	/s/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)