Form 10-K
period 2013-12-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2014-03-10
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the Registrant’s shares of common stock.  The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.96 per share (effective March 11, 2014), with discounts available for certain categories of purchasers. There were approximately 18,272,204 shares of common stock held by non-affiliates as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.
 As of March 3, 2014, there were 19,576,838 outstanding shares of common stock of the Registrant.

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

•
Based on sales volume to date, we will not raise the maximum offering amount in our ongoing public offering. Because we will raise substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of real estate properties as we otherwise would and the value of an investment will vary more widely with the performance of specific assets. There is a greater risk that stockholders will lose money in their investment in us if we have less diversity in our portfolio.

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
We expect to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of December 31, 2013, we owned nine apartment complexes.
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
On August 19, 2009, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public (the “Initial Offering”), of which 80,000,000 shares would be offered pursuant to our dividend reinvestment plan.
The SEC declared our registration statement for the Initial Offering effective on March 12, 2010, and we retained KBS Capital Markets Group LLC (“KBS Capital Markets Group”), an affiliate of our advisor, to serve as the dealer manager for the Initial Offering pursuant to a dealer manager agreement dated March 12, 2010 (the “Initial Dealer Manager Agreement”). Under the Initial Dealer Manager agreement, the dealer manager was responsible for marketing our shares in the Initial Offering.
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
As of December 31, 2013, we had sold an aggregate of 19,420,805 shares of common stock in the Offerings for gross offerings proceeds of $193.1 million, including an aggregate of 746,836 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $7.3 million. Also as of December 31, 2013, we had redeemed 244,304 shares sold in the Offerings for $2.3 million. We intend to cease offering shares of common stock in the Follow-on Offering on March 31, 2014, but will continue to offer shares under the dividend reinvestment plan after March 31, 2014. We intend to use substantially all of the net proceeds from the Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.

Objectives and Strategies
Our primary investment objectives are:

•	to provide our stockholders with attractive and stable cash distributions; and

•	to preserve and return our stockholders’ capital contributions.
We also seek to realize growth in the value of our investments by timing asset sales to maximize their value.
Investment Strategies
Primary Investment Focus
We focus our investment activities on, and use the proceeds of our primary offerings principally for, investment in and management of a portfolio of equity investments in high quality apartment communities located throughout the United States.
Based on our investments to date, we have diversified our portfolio by investment type and investment risk, as well as by other factors, with the goal of attaining a portfolio of income-producing properties that provide attractive and stable returns to our investors. We have made all of our equity investments in core apartment properties that have relatively low investment risk characteristics. Core apartment properties are high quality, well positioned, existing properties producing rental income, generally with at least 85% occupancy. Such properties are generally newer properties that are well-located in major urban or suburban submarkets. Core apartment communities generally have fewer near-term capital expenditure requirements (with minor deferred maintenance or cosmetic improvements, if any, required) and have the demonstrated ability to produce high occupancies and stable cash flows. As a result, core apartment communities tend to have a relatively low investment risk profile.
As of December 31, 2013, we owned nine apartment complexes, and had identified two other apartment complexes that we acquired in February 2014. The properties we owned as of December 31, 2013 encompass 2.5 million rentable square feet. The following charts illustrate our geographic diversification based on total occupied units and total annualized base rent as of December 31, 2013.

To the extent that we make additional investments, we may make our investments through the acquisition of individual assets or by acquiring portfolios of assets. We may also make equity investments in REITs and other real estate companies with investment objectives similar to ours. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of this offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.
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
We generally intend to hold our core properties for five to ten years, which we believe is a reasonable period to enable us to capitalize on the potential for increased income and capital appreciation of properties. We may need to hold our opportunity oriented properties for slightly longer periods to realize the potential for increased income and capital appreciation. Our Legacy sponsor will develop a well-defined exit strategy for each investment we make. Our Legacy sponsor will periodically perform a hold-sell analysis on each asset in order to determine the optimal time to sell the asset and generate a strong return for our stockholders. Periodic reviews of each asset will focus on the remaining available value enhancement opportunities for the asset and the demand for the asset in the marketplace. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
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
Other Investments
Development and Construction of Properties. Although we have invested primarily in properties that have operating histories or whose construction is complete, from time to time we may invest in unimproved property. However, such investment will not comprise more than 10% of our total assets. We define unimproved property as property not acquired for the purpose of producing rental or other operating income, on which there is no development or construction in progress and none is planned in good faith to commence within one year.
Investments in Equity Securities. To the extent that we have proceeds, we may make equity investments in REITs and other real estate companies with investment objectives similar to ours. We may purchase the common or preferred stock of these entities or options to acquire their stock. We may target a public company that owns multifamily real estate when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of this offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time.
We may make investments in other entities when we consider it more efficient to acquire an entity that already owns assets meeting our investment objectives than to acquire such assets directly. We may also participate with other entities in property ownership through joint ventures, limited liability companies, partnerships and other types of common ownership.

Other Possible Investments. Although we expect that most of our property acquisitions will be of the type described above, to the extent that we have proceeds to invest, we may make other investments, such as options to purchase properties and other real estate-related assets. We may enter into arrangements with the seller or developer of a property whereby the seller or developer agrees that if, during a stated period, the property does not generate a specified cash flow, the seller or developer will pay in cash to us a sum necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations. In fact, we may invest in whatever types of interests in real estate that we believe are in our best interests. Although we can purchase any type of interest in real estate-related assets, our charter does limit certain types of investments. We do not expect to invest in properties located outside of the United States. We also do not intend to invest in debt, such as mortgages, subordinated, bridge or other real estate-related loans or debt securities related to or secured by real estate, or make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than interests in real estate properties and other real estate-related assets.
Investment Highlights
During 2013, we acquired:

•	one apartment community containing 228 units located in Eden Prairie, Minneapolis for $38.4 million plus closing costs;

•	one apartment community containing 314 units located in Frederick, Maryland for $44.9 million plus closing costs; and

•	one apartment community containing 305 units located in Greenville, South Carolina for $33.6 million plus closing costs.
Financing Objectives
We may use borrowing proceeds to finance acquisitions of new properties or assets; to pay for capital improvements or repairs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio. We may elect to secure financing subsequent to the acquisition date on future real estate properties and initially acquire investments without debt financing. To the extent that we do not finance our properties and other investments, our ability to acquire additional properties will be restricted.
As of December 31, 2013, our total debt outstanding was $242.9 million. Once we have fully invested the proceeds of our Offerings, we expect that our debt financing and other liabilities will be between 60% and 70% of the cost of our real estate investments (before deducting depreciation or other noncash reserves) plus the value of our other assets. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2013, our borrowings and other liabilities were approximately 64% of the cost (before depreciation and other noncash reserves) of our tangible assets.
Market Outlook ─ Multi-Family Real Estate and Finance Markets
The Great Recession of 2008 - 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends continued throughout 2011 and into 2012. Since the second quarter of 2012, vacancy has stabilized at approximately its equilibrium rate; however, while rent growth has moderated during 2013, it remains at an above average rate.
According to the U.S. Bureau of Labor Statistics (BLS), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. Since 2009, employment has increased by over 7.7 million jobs (through December 2013). The BLS also reported that the unemployment rate peaked in 2009 at 10.0% and was down to 6.7% by the end of 2013.

Witten Advisors reported that apartment vacancies in the U.S. were 7.8% at the end of 2009 (“U.S. Apartment Markets Forecast,” Fourth Quarter 2013). Apartment vacancies declined steadily throughout 2010 and 2011, stabilizing at 5%, the approximate equilibrium vacancy rate, in the second half of 2012. As of the end of the third quarter of 2013, Witten Advisors reported that U.S. apartment vacancies were 4.7%. Witten Advisors also reported that effective rents for U.S. apartments were up by 2.0% and 4.2% in 2010 and 2011, respectively, in contrast to the decline in effective rents of 4.4% in 2009. Effective rents continued to grow in 2012 at 3.9%, as compared to the long-term average growth rate of 2.7%, and were 3.5% for the twelve months ending September 2013.
Class A multifamily capitalization rates in the U.S. averaged 4.68% in the fourth quarter of 2007 (Witten Advisors: “U.S. Apartment Markets Forecast,” Fourth Quarter 2013). Capitalization rates increased to 5.79% by the fourth quarter of 2009, reflecting the decline in Class A multifamily property values as a result of the Great Recession. By the first quarter of 2011, the average Class A capitalization rate had declined to approximately 5.0%, where it has remained since that time.
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

•
Housing Shift - More people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 34.8% at the end of the 2013. This equates to approximately 4.2 million additional renter households in the U.S., according to Witten Advisors, over that time period.

Other positive factors for multifamily real estate investment include:

•
Diminished supply - According to Witten Advisors (“U.S. Apartment Markets Forecast,” Fourth Quarter 2013), multifamily rental construction starts in the U.S. averaged approximately 300,000 units per year for the decade ending December 2005. In comparison, starts were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. In 2011 and 2012, rental construction starts in the U.S. increased to 147,000 units and 204,000 units, respectively. Multifamily rental construction starts are expected to average approximately 250,000 units per year from 2014 through 2016.

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
Employees
We have no paid employees. The employees of our advisor and sub-advisor, or their affiliates, provide management, acquisition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 620 Newport Center Drive, Suite 1300, Newport Beach, California 92660. Our telephone number, general facsimile number and web address are (949) 417-6500, (949) 417-6520 and www.kbslegacyreit.com, respectively.
Industry Segments
As of December 31, 2013, we had invested in nine apartment complexes. Substantially all of our revenue and net income (loss) is from real estate, and therefore, we currently operate in one business segment.

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
Risks Related to an Investment in Us
Based on sales volume to date, we will not raise the maximum offering amount in our ongoing follow-on public offering. Because we will raise substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which will cause the value of our stockholders’ investment to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in our offering, therefore, could increase the risk that our stockholders will lose money in their investment.
Our follow-on public offering is being made on a “best efforts” basis, whereby the brokers participating in the offering have no firm commitment or obligation to purchase any of the shares. To date, the proceeds we have raised in the offering are lower than our sponsor and dealer manager originally expected. Furthermore, as announced on January 29, 2014, our board of directors has approved an early termination of the follow-on public offering on March 31, 2014. As a result, we will not raise the maximum offering amount in the follow-on public offering. Therefore, we will make fewer investments than originally intended resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. Adverse developments with respect to a single property, or a geographic region, will have a greater adverse impact on our operations than they otherwise would. In addition, our inability to raise substantial funds will increase our fixed operating expenses as a percentage of our revenue, reducing our net income and limiting our ability to pay distributions to our stockholders.
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the public offering price.
Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards and such sale complies with state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us and our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to their public offering price. It is also likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of the shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.
From inception through December 31, 2013, we have experienced annual net losses which could adversely impact our ability to conduct operations, make investments and pay distributions.
From inception through December 31, 2013, we have had a cumulative net loss of $22.1 million. Included in the cumulative net loss amount was $23.0 million of depreciation of real estate assets and amortization of lease-related costs. In the event that we continue to incur net losses in the future or such losses increase, we will have less money available to make investments and pay distributions, and our financial condition, results of operations, cash flow and ability to service our indebtedness may be adversely impacted.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our advisor in the acquisition of our investments, including the determination of any financing arrangements. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. Our investors must rely entirely on the management abilities of KBS Capital Advisors, the property managers KBS Capital Advisors selects and the oversight of our board of directors. We can give no assurance that KBS Capital Advisors will be successful in obtaining suitable investments on financially attractive terms or that, if KBS Capital Advisors makes investments on our behalf, our objectives will be achieved. If we, through KBS Capital Advisors, are unable to find suitable investments promptly, we will hold the proceeds from this offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
Continued disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to secure debt financing on attractive terms and the values of the investments we make.
Despite improved access to capital for some companies, the capital and credit markets continue to be affected by the volatility and uncertainties during the past several years.  The health of the global capital markets remains a concern.  The banking industry has been experiencing improved earnings, but the relatively low growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized.  The downgrade of the U.S. government debt has increased these concerns, especially for the larger, money center banks.  Smaller financial institutions have continued to work with borrowers to amend and extend existing loans; however, as these loans reach maturity, there is the potential for future credit losses.  The FDIC’s list of troubled financial institutions is still quite large and the threat of more bank closings will weigh heavily on the financial markets.
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
We rely upon our sponsors and the other real estate professionals affiliated with our sponsors, to identify suitable investments. The private KBS-sponsored programs, especially those that are currently raising offering proceeds, as well as the institutional investors for whom KBS affiliates serve as investment advisors, also rely upon our KBS sponsors for investment opportunities. In addition, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”) and KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”), which are also externally advised by our advisor, rely upon our KBS sponsors. The private Legacy-sponsored programs rely upon certain of our Legacy sponsors for investment opportunities. To the extent that our sponsors and the other real estate professionals affiliated with our sponsors face competing demands upon their time which cause them to breach their fiduciary duties to us at times when we have capital ready for investment, we may face delays in locating suitable investments. Further, the more money we raise in our public offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, due to the large size of our public offering and the competition from other entities that may be better positioned to acquire the types of properties and other investments we desire to purchase, the risk of delays in investing our net offering proceeds is increased. Delays we encounter in the selection and acquisition of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the distribution of cash distributions attributable to those particular properties. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property.
Because our offering is a blind pool-offering, our stockholders will not have the opportunity to evaluate our investments before we make them, which makes our stockholders’ investment more speculative.
We will seek to invest substantially all of the net offering proceeds from our public offerings, after the payment of fees and expenses, in the acquisition of or investment in interests in real estate properties. However, because, as of March 10, 2014, we have a limited portfolio of real estate investments, and because our stockholders will be unable to evaluate the economic merit of real estate projects before we invest in them, they will have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant creditworthiness and our stockholders will not have the opportunity to evaluate potential tenants or managers. These factors increase the risk that our stockholders’ investment may not generate returns comparable to our competitors.
Organizational and offering costs as a percentage of gross offering proceeds in the follow-on offering will be higher if we raise less than the maximum offering amount in our follow-on offering.
We reimburse our advisor for organization and offering costs it may incur on our behalf, but only to the extent that the reimbursement would not cause the sales commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15% of the gross proceeds from the primary offering as of the date of the reimbursement. If we raise less than the maximum offering amount, our organizational and offering costs as a percentage of gross offering proceeds would increase and the percentage of offering proceeds available for investment would decrease accordingly. In our public offerings, we raised substantially less than the maximum offering amount and as a result the sales commissions, the dealer manager fee and the other organization and offering expenses borne by us amounted in the aggregate to 12.8% of the gross proceeds from the public offerings as of December 31, 2013. Based on the sales volume experienced to date in our follow-on public offering, it is reasonable to expect that we will not raise the maximum offering amount and consequently, that the total organizational and offering expenses borne by us (including sales commissions and dealer manager fees) will be 15% of gross offering proceeds. To the extent that our other organizational and offering expenses are greater than anticipated, the amount of offering proceeds available for investment will be reduced which may have an adverse effect on our results of operations and our ability to pay distributions to our stockholders.
We are a recently formed company with a limited operating history, which makes our future performance difficult to predict.
We are a recently formed company and have a limited operating history. We were incorporated in the State of Maryland on July 31, 2009. We broke escrow in our ongoing initial public offering in December 2010. As of March 10, 2014, we owned 11 apartment community properties. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our sponsors.

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
We are dependent on KBS Capital Advisors to manage our operations and our portfolio of real estate properties. Our advisor depends upon the fees and other compensation that it receives from us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and other KBS-sponsored programs in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or our relationship with KBS Capital Advisors could hinder its ability to successfully manage our operations and our portfolio of investments.
Our ability to implement our investment strategy is dependent, in part, upon the ability of KBS Capital Markets Group, our dealer manager, to successfully conduct our public offering, which makes an investment in us more speculative.
We have retained KBS Capital Markets Group, an affiliate of our advisor, to conduct our ongoing public offering. The success of our offering, and our ability to implement our business strategy, is dependent upon the ability of KBS Capital Markets Group to build and maintain a network of broker-dealers to sell our shares to their clients. If KBS Capital Markets Group is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through our offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions from the sale of assets. To the extent that we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investment in real estate properties and other real estate-related investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations.
For the year ended December 31, 2013, we paid aggregate distributions of $11.1 million, including $6.3 million of distributions paid in cash and $4.8 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2013 was $4.6 million and cash flow provided by operations was $8.2 million. We funded our total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with $8.2 million of cash flows from operations (74%) and $2.9 million of debt financing (26%). For the year ended December 31, 2013, funds from operations represented 42% of total distributions paid.

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
Our advisor is also the external advisor of KBS REIT III and KBS Strategic Opportunity REIT II, which are raising capital in ongoing offerings of common stock. KBS Capital Markets Group, the affiliated dealer manager of our KBS sponsors and the dealer manager for our offering, also acts as the dealer manager for the ongoing KBS REIT III offering and is expected to act as the dealer manager for the initial public offering of KBS Strategic Opportunity REIT II. KBS REIT III has also filed a registration statement with the SEC for a follow-on offering that it expects to commence during the second quarter of 2014, for which KBS Capital Markets Group is expected to act as the dealer manager. In addition, other future programs that our sponsors may decide to sponsor may seek to raise capital through public or private offerings conducted concurrently with our offering. As a result, our sponsors and our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsors generally seek to avoid simultaneous public offerings by programs that have a substantially similar mix of investment characteristics, including targeted investment types and key investment objectives. Nevertheless, there may be periods during which one or more programs sponsored by our sponsors will be raising capital and which might compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment in our shares.

Our sponsors, our officers, KBS Capital Advisors and the real estate professionals assembled by our advisor will face competing demands relating to their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on our sponsors, our officers, KBS Capital Advisors and on real estate professionals that our advisor retains to provide services to us, for the day-to-day operation of our business. Messrs. Bren, McMillan and Snyder and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II and KBS REIT III, and Mr. Bren is an executive officer of KBS Realty Advisors and its affiliates, the advisors of the other KBS-sponsored programs and the investment advisors to institutional investors in real estate and real estate-related assets. In addition, Messrs. McMillan and Snyder and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. Mr. Butcher is Chairman of the Board of Legacy Partners Residential, Inc., a firm that, together with Legacy Partners Commercial, LLC and other affiliated entities, manages a commercial and residential real estate portfolio currently valued in excess of $6.0 billion. Mr. Butcher is integral to the management of Legacy Partners Realty Funds I, II & III. Mr. Henry is Chief Executive Officer of Legacy Partners Residential, Inc., for which Mr. Hays acts as President. As a result of their interests in other programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, on behalf of themselves and others, Messrs. Bren, Butcher, Henry, Hays, McMillan and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us and other KBS- and Legacy-sponsored programs and other business activities in which they are involved. Should our advisor breach its fiduciary duty to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments, and the value of our stockholders’ investment, may decline.
All of our executive officers, some of our directors and the key real estate professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in affiliates of our sponsors, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and key real estate professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the sub-advisor, our dealer manager and other sponsor-affiliated entities. Through sponsor-affiliated entities, some of these persons also serve as the investment advisors to institutional investors in real estate and real estate-related assets. Through KBS Capital Advisors and KBS Realty Advisors some of these persons work on behalf of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and other KBS-sponsored programs. And through Legacy Residential and Legacy Commercial affiliated entities some of these persons serve as managers for other institutional investors, Legacy Partners Realty Fund I, Legacy Partners Realty Fund II, and Legacy Partners Realty Fund III. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that breach their fiduciary duties to us and is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought upon a stockholder’s death or “qualifying disability” or “determination of incompetence.” We limit the number of shares redeemed pursuant to the share redemption program as follows: (1) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (2) during each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year. In particular, the limitation on redemptions to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year may significantly limit your ability to have your shares redeemed pursuant to our share redemption program. Particularly during our offering stage, we may not have significant cash flow to pay distributions, which would in turn severely limit redemptions during the next calendar year. Our board would be free to amend, suspend or terminate the share redemption program upon 30 days’ notice.
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

Notwithstanding the above, once we establish an estimated value per share of our common stock for a purpose other than to set the price to acquire a share in one of our public offerings, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor or another firm chosen for that purpose. We expect to establish an estimated value per share not based on the price to acquire a share in one of our public offerings after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities — whether through this offering or subsequent follow-on public offerings — and have not done so for up to 18 months. We currently expect to update the estimated value per share annually after the close of our offering stage. We will provide information about our estimated value per share in our public filing with the SEC and on our web site. These restrictions would severely limit our stockholders’ ability to sell their shares should they require liquidity and would limit their ability to recover the value they invested.
Because the offering price in our offering exceeds our net tangible book value per share, investors in our offering will experience immediate dilution in the net tangible book value of their shares.
Effective March 11, 2014, we are offering shares in our offering at $10.96 per share, with discounts available to certain categories of purchasers. Our current offering price exceeds our net tangible book value per share. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) the substantial fees paid in connection with our offerings, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker dealers, (ii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments and (iii) general and administrative expenses. As of December 31, 2013, our net tangible book value per share was $6.55. To the extent we are able to raise substantial proceeds in our offering, the expenses that cause dilution of the net tangible book value per share are expected to decrease on a per share basis, resulting in increases in the net tangible book value per share. This increase would be partially offset by increases in depreciation and amortization of our real estate investments.
The offering price per share of our common stock may not reflect the value that stockholders will receive for their investment.
The offering price for shares of our common stock in our ongoing primary offering was established by adding certain offering and other costs to a per share estimate of the net value based on assets and liabilities outstanding as of December 31, 2013. The offering price is not based on any public trading market.
FINRA rules provide no guidance on the methodology an issuer must use to determine its offering price or estimated value per share. As with any valuation methodology, the appraised values of our real estate properties are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and these differences could be significant. In particular, due in part to our relatively small current asset base, the high concentration of our total assets in real estate, and the number of shares of our common stock outstanding, even modest changes in key assumptions made in appraising our real estate assets could have a very significant impact on the estimated value of our shares. The estimated value per share is not audited and does not represent the fair value of our assets less our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange.
Accordingly, with respect to our estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or

•	the methodology used to determine our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the offering price in our ongoing offering does not take into account developments in our portfolio since December 31, 2013.

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the program). Effective March 11, 2014 the maximum price that may be paid under the program is $10.96 per share, which is the offering price of our shares of common stock in our offering (ignoring purchase price discounts for certain categories of purchasers). This reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our common stock at $10.96 per share, the actual value of the shares that we repurchase will be less, and the repurchase will be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
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
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After our investors’ purchase in this offering, our board may elect to (1) sell additional shares in our current or future public offerings, including through the dividend reinvestment plan, (2) issue equity interests in private offerings, (3) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation or (4) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests after our investors’ purchase in this offering, whether in a primary offering, the dividend reinvestment plan or otherwise, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.
Payment of fees to KBS Capital Advisors and its affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
KBS Capital Advisors and its affiliates will perform services for us in connection with the selection, acquisition, management, and administration of our investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of our stockholders’ investment and will reduce the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor may be increased subject to approval by our conflicts committee and the other limitations in our charter, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our primary offering and assuming a $10.96 purchase price for shares sold in the primary offering, we estimate that we will use 83.66% to 88.09% of the gross proceeds from the primary offering, or between $9.17 and $9.65 per share, for investments.
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
Our sponsors have only invested $200,000 in us through the purchase of 20,000 shares of our common stock in our Initial Offering at $10.00 per share. Therefore, if we are successful in raising enough proceeds to reimburse our sponsors for the significant organization and offering expenses that they incurred, through our advisor, our dealer manager and their affiliates, on our behalf in connection with our public offerings, our sponsors will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
Although we are not currently afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board of directors opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.
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
If we do place mortgage debt on a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We have given and may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.
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

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash available for distributions to our stockholders.
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
We may finance our assets over the long-term through a variety of means, including through the use of credit facilities. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing KBS Capital Advisors as our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives and limit our ability to pay distributions to our stockholders.
Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
Increases in interest rates will increase the cost of debt that we incur, which could reduce the cash we have available for distributions. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flow and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Our policies do not limit us from incurring debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other noncash reserves) and we may exceed this limit with the approval of the conflicts committee of our board of directors. As of December 31, 2013, our borrowings and other liabilities were approximately 64% of the cost (before depreciation and other noncash reserves) of our tangible assets. During the early stages of this offering, we expect that our conflicts committee will approve debt in excess of this limit. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

Federal Income Tax Risks
Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to you.
We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to you. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
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
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distribution must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.
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
The maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation on dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
As of December 31, 2013, we owned nine apartment complexes containing 2,599 units and encompassing 2.5 million rentable square feet, which were 93% occupied. The following is a summary of our real estate properties as of December 31, 2013:

Property	Location	Date Acquired	Number of Units	Monthly Rent (1)	Occupancy (2)	Average Monthly Rent per Leased Unit (3)
Legacy at Valley Ranch	Irving, TX	10/26/2010	504	$472,380	97%	$967.99
Poplar Creek	Schaumburg, IL	02/09/2012	196	219,256	91%	1,224.89
The Residence at Waterstone	Pikesville, MD	04/06/2012	255	436,016	93%	1,832.00
Legacy Crescent Park	Greer, SC	05/03/2012	240	180,557	90%	832.06
Legacy at Martin’s Point	Lombard, IL	05/31/2012	256	293,784	92%	1,244.85
Wesley Village	Charlotte, NC	11/06/2012	301	322,398	91%	1,176.64
Watertower Apartments	Eden Prairie, MN	01/15/2013	228	289,248	96%	1,314.76
Crystal Park at Waterford	Frederick, MD	05/08/2013	314	357,190	90%	1,257.71
Millennium Apartment Homes	Greenville, SC	06/07/2013	305	268,540	93%	948.90
			2,599	$2,839,369	93%	$1,173.78
_____________________
(1) Monthly rent is based on the aggregate contractual rent from tenant leases in effect as of December 31, 2013, adjusted to reflect any contractual tenant concessions.
(2) Occupancy percentage is calculated as the number of occupied units divided by the total number of units of the property as of December 31, 2013.
(3) Monthly rent per leased unit is calculated as the aggregate contractual rent from leases in effect as of December 31, 2013, adjusted to reflect any contractual tenant concessions, divided by the number of leased units.

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
Stockholder Information
As of March 3, 2014, we had 19.6 million shares of common stock outstanding held by a total of 5,754 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
Market Information
No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in the public offering of our common stock, pursuant to FINRA Conduct Rule 5110, we will disclose in each annual report distributed to stockholders a per share estimated value of our shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, KBS Capital Advisors, our advisor, will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For this purpose, the estimated value of our shares as of March 6, 2014 is based on the primary offering price of $10.96 per share (ignoring purchase price discounts for certain categories of purchasers). Our advisor has indicated that it intends to use the most recent price paid to acquire a share in our public offering as its estimated per share value of our shares until we have completed our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities — whether through our initial public offering or follow-on public offerings — and have not done so for up to 18 months. If our board of directors determines that it is in our best interest, we may conduct subsequent follow-on offerings upon the termination of our current offering. Our charter does not restrict our ability to conduct offerings in the future. (For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.)
Although this estimated value represents the most recent price at which most investors are willing to purchase shares in our primary offering, this reported value is likely to differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon our liquidation because (i) there is no public trading market for the shares at this time; (ii) the $10.96 primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sale price than could otherwise be obtained; (iii) estimated value does not reflect, and is not derived from, the fair market value of our assets because the amount of proceeds available for investment from our primary offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
The primary offering price of $10.96 per share for our common stock was established by our board of directors on March 6, 2014, and effective on March 11, 2014.  The $10.96 primary offering price was determined based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of December 31, 2013, with the exception of our real estate properties, which were appraised as of January 31, 2014, and the adjustment for acquisition fees and closing costs incurred in connection with the acquisition of two real estate properties subsequent to December 31, 2013, which were included as a reduction to the net asset value.  Therefore, we caution that the $10.96 primary offering price is not a statement of our estimated net asset value per share because our board of directors also took into consideration the projected costs and expenses associated with raising equity in our public offerings and investing that equity into real estate investments. These costs include selling commissions, dealer manager fees, certain other offering costs and acquisition costs and are included in the offering price so that the net offering proceeds per share available for investment are relatively consistent with shares sold in the earlier stages of our initial public offering and so that any dilutive impact to the existing shareholders related to any future follow-on offerings is minimized.

Our conflicts committee, composed of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. We engaged CBRE Capital Advisors, Inc. (“CBRE Cap”), an independent investment banking firm, to provide a calculation of the range of net asset value per share of our common stock as of December 31, 2013. The range in estimated value per share was based upon appraisals with respect to our real estate properties performed by CBRE, Inc. (“CBRE”), an affiliate of CBRE Cap, and valuations performed by our advisor with respect to our cash, other assets, mortgage debt and other liabilities, which are disclosed in our annual report on Form 10-K for the year ended December 31, 2013. CBRE Cap’s valuation was designed to follow the prescribed methodologies of Practice Guideline 2013–01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Upon the conflicts committee’s receipt and review of CBRE Cap’s valuation report, including the appraised value of the real estate properties that were incorporated in the reports prepared by CBRE, and in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee concluded that the range in estimated value per share of $8.54 to $10.53, with a mid-point of $9.48 per share, as indicated in CBRE Cap’s valuation report, and recommended by our advisor, was reasonable and recommended to the board of directors that it adopt $9.48 as the estimated value per share of our common stock, which approximates the mid-point within the range determined by CBRE Cap. The board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $9.48 as the estimated value per share of our common stock and increased the offering price for purchases of shares of common stock to be sold in our follow-on public offering from $10.68 per share to $10.96 per share, which determination is ultimately and solely the responsibility of the board of directors.
The table below sets forth the calculation of the our estimated value per share as of March 6, 2014 and the updated primary offering price effective March 11, 2014, as well as the calculation of our estimated value per share and primary offering price as of March 4, 2013. CBRE Cap and CBRE are not responsible for the determination of the estimated value per share as of March 4, 2013 and did not participate in the determination of the offering price.

	March 6, 2014 Estimated Value per Share	March 4, 2013 Estimated Value per Share (3)	Change in Estimated Value per Share
Real estate properties (1)	$20.09	$19.87	$0.22
Cash	1.91	2.48	(0.57)
Other assets	0.40	0.45	(0.05)
Mortgage debt (2)	(12.38)	(13.31)	0.93
Other liabilities	(0.49)	(0.41)	(0.08)
Acquisition fees and closing costs subsequent to December 31, 2013	(0.05)	—	(0.05)
Estimated value per share	$9.48	$9.08	$0.40
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$9.48	$9.08	$0.40
Offering and other costs	1.48	1.60	(0.12)
Offering price	$10.96	$10.68	$0.28
_____________________
(1) The increase in the value of real estate properties was primarily due to the acquisitions of real estate and capital improvements on our real estate portfolio.
(2) The decrease in mortgage debt per share was primarily due to the increase in number of shares outstanding offset by additional borrowings related to real estate acquisitions. Also see note 1 of the table below.
(3) The March 4, 2013 estimated value per share was based upon the recommendation and valuation of our advisor. Our advisor's recommendation was based on appraisals performed by CBRE with respect to our real estate properties and valuations performed by our advisor with respect to our cash, other assets, mortgage debt and other liabilities. For more information relating to the March 4, 2013 estimated value per share and the assumptions and methodologies applied by our advisor, see the our Current Report on Form 8-K filed with the SEC on March 4, 2013.

The increase in our estimated value per share from the previous estimate was primarily due to the items noted below, which reflect the major contributors to the increase in the estimated value per share from $9.08 to $9.48. The changes are not equal to the change in values of each asset and liability group presented above due to changes in the amount of shares outstanding, new investments, new debt financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share. The increase in our estimated value per share was due to the following:

	Change in Estimated Value (in thousands)	Change in Estimated Value per Share
Real estate	$8,645	$0.45
Mortgage debt	8,420	0.44	(1)
Change in value due to distributions declared in excess of operating cash flow	(4,385)	(0.23)	(2)
Offering related costs	(1,244)	(0.07)
Fees and expenses in connection with acquisitions	(4,119)	(0.21)	(3)
Other changes, net	428	0.02	(4)
	$7,745	$0.40
_____________________
(1) The change in value of the notes payable is primarily due to an increase in market interest rates assumed in valuing the notes payable as compared to prior year resulting in the notes payable being valued at a discount to their face values as a result of the contractual yields being less than the current estimated market yields on similar loans.
(2) Operating cash flow reflects modified funds from operations ("MFFO") and adjusted to add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.
(3) Includes acquisition fees and expenses and deferred financing costs related to three real estate properties acquired during the year ended December 31, 2013 and two real estate properties acquired subsequent to December 31, 2013.
(4) “Other changes, net” consists of various insignificant items.
Financial Industry Regulatory Authority (“FINRA”) rules provide no guidance on the methodology an issuer must use to determine its offering price or the estimated value per share. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. In particular, due in part to our relatively small current asset base, the high concentration of our total assets in real estate, and the number of shares of our common stock outstanding, even modest changes in key assumptions made in appraising our real estate assets could have a very significant impact on the estimated value of our shares. See the discussion under “Real Estate - Real Estate Valuation” below. The estimated value per share is not audited and does not represent the fair value of our assets less our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. As of December 31, 2013, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Methodology
The valuation process used to arrive at an estimated value per share that is reasonable and supportable was designed to be in compliance with the valuation guidelines established by the IPA. The following is a summary of the valuation and appraisal methodologies used to value our assets and liabilities:
Real Estate
Independent Valuation Firm: CBRE Cap was selected by our advisor and approved by our conflicts committee and board of directors to engage CBRE to appraise our real estate portfolio(1). CBRE is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation CBRE Cap pays to CBRE is based on the scope of work and not on the appraised values of our real estate properties.  The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located.  Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its appraisal reports, CBRE did not, and was not requested to, solicit third party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.

CBRE collected all reasonably available material information that it deemed relevant in appraising our real estate properties. CBRE relied in part on property-level information provided by our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures.
In conducting their respective investigations and analyses, each of CBRE Cap and CBRE took into account customary and accepted financial and commercial procedures and considerations as each deemed relevant. Although each of CBRE Cap and CBRE reviewed information supplied or otherwise made available by us or our advisor for reasonableness, each assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap and CBRE, CBRE Cap and CBRE assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, board of directors and/or our advisor. CBRE Cap and CBRE relied on us to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.
In performing their respective analyses, CBRE Cap and CBRE made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its control and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, CBRE assumed that we have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Furthermore, CBRE Cap and CBRE’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisal, and any material change in such circumstances and conditions may affect CBRE Cap and CBRE’s analyses and conclusions.  CBRE’s appraisal reports contain other assumptions, qualifications and limitations that qualify the analysis, opinions and conclusions set forth therein.  Furthermore, the prices at which our real estate properties may actually be sold could differ from CBRE Cap and CBRE’s analyses.
Although CBRE considered any comments received from us or our advisor to their appraisal reports, the final appraised values of our real estate properties were determined by CBRE.  The appraisal reports for our real estate properties are addressed solely to us and to assist in calculating and recommending an updated offering price per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of the our common stock. In preparing its appraisal reports CBRE did not solicit third-party indications of interest for our real estate properties.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to CBRE’s appraisal reports. All of the CBRE appraisal reports, including the analysis, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
_____________________
(1) CBRE Cap is a FINRA registered broker-dealer and is an investment banking firm that specializes in providing real estate financial services. CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. CBRE Cap engaged CBRE to deliver appraisal reports relating to nine of our real estate properties and CBRE will receive fees upon the delivery of such reports. In addition, we have agreed to indemnify CBRE Cap against certain liabilities arising out of this engagement. Each of CBRE Cap and CBRE is an affiliate of CBRE Group, Inc., a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. In the two years prior to the date of this filing, CBRE Cap and CBRE and their affiliates have provided a number of commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates and have received fees in connection with such services. CBRE Cap and CBRE and their affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser as certified in the applicable appraisal report.
In the ordinary course of its business, CBRE Cap, CBRE, their affiliates, directors and officers may structure and effect transactions for their own accounts or for the accounts of their customers in commercial real estate assets of the same kind and in the same markets as our assets.

Real Estate Valuation: CBRE appraised each of our real estate properties owned as of December 31, 2013, using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on the direct capitalization approach for the final valuations of each of the real estate properties. The direct capitalization approach applies a current market capitalization rate to the properties’ net operating income. The capitalization rate was based on recent comparable market transactions adjusted for unique property and market-specific factors, and the capped net operating income (NOI) was estimated based on CBRE’s expertise in appraising commercial real estate. Real estate is currently carried in our financial statements at its amortized cost basis. CBRE performed its appraisals as of January 31, 2014.
From inception through December 31, 2013, we had acquired nine real estate assets for $346.9 million, exclusive of acquisition fees and expenses. In addition, we have invested $7.4 million in capital improvements on our real estate portfolio since inception. The total appraised value of our investments in real estate held as of December 31, 2013 as provided by CBRE using the valuation method described above was $385.8 million. The total appraised real estate value compared to the original acquisition price plus subsequent capital improvements to date, results in an overall increase in the real estate value of approximately 8.9%. The following summarizes the range and weighted-average direct capitalization rates reflected in the appraised real estate values:

Range in Direct Capitalization Rate	Weighted-Average Direct Capitalization Rate
5.25% to 5.75%	5.53%
While we believe that CBRE’s assumptions and inputs are reasonable, a change in CBRE’s assumptions and inputs would significantly impact the calculation of the appraised value of our real estate assets and thus, our estimated value per share. Furthermore, given (i) our relatively small asset base, (ii) the high concentration of our total assets in real estate, and (iii) the number of shares of our common stock outstanding as of December 31, 2013, any change in the appraised value of the real estate assets would have a significant impact on our estimated value per share. The table below illustrates the impact on the estimated value per share if the direct capitalization rates were adjusted by 25 basis points, and assuming all other factors remain unchanged with respect to the real estate properties referenced in the table above. Additionally, the table below illustrates the impact on the estimated value per share if the direct capitalization rates or net operating income were adjusted by 5% in accordance with IPA guidelines:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Direct Capitalization Rate	$0.95	$(0.86)	$1.05	$(0.95)
Net operating income	N/A	N/A	(1.00)	1.00
Finally, each 1% change in the appraised value of real estate would result in a change of $0.20 to the estimated value per share.
Notes Payable: The estimated values of our notes payable are equal to the GAAP fair values as of December 31, 2013, but do not equal the book value of the loans in accordance with GAAP. The values of our notes payable were determined using a discounted cash flow analysis. The cash flows were based on the remaining loan terms and the discount rates were based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term and loan-to-value ratio.
As of December 31, 2013, the fair value and carrying value of our notes payable were $237.7 million and $242.9 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 4.84 years, was approximately 3.84%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.13)	$0.13	$(0.10)	$0.10

Other Assets and Liabilities: The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities. Certain balances, including lease intangible assets and liabilities related to real estate investments and deferred financing costs have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the real estate investments and the related notes payable. Redeemable common stock was also excluded as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the updated offering price per share of our common stock.
Different parties using different assumptions and estimates could derive a different offering price per share, and these differences could be significant. Markets for real estate investments can fluctuate and values are expected to change in the future.
Limitations of Estimated Value Per Share
We are using the estimated value per share exclusively to establish an updated offering price for shares of common stock to be sold under our follow-on public offering. As with any valuation methodology, CBRE Cap’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a significantly different offering price per share. Accordingly, with respect to the estimated value per share, neither we nor CBRE Cap can give any assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	a third-party valuation firm would offer the same estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or

•	the methodology used to determine our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the estimated value per share as of March 6, 2014 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of December 31, 2013 with the exception of our real estate properties, which were appraised as of January 31, 2014, and the adjustment for acquisition fees and closing costs incurred in connection with the acquisitions of two real estate properties subsequent to December 31, 2013. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to December 31, 2013, including, but not limited to, (i) the issuance of common stock and the payment of related costs, (ii) net operating income earned and distributions declared and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. Because of, among other factors, our relatively small current asset base, the high concentration of our total assets in real estate, and the number of shares of our common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate assets, could have a very significant impact on the value of our shares. See the discussion under “Real Estate — Real Estate Valuation” above.
Distribution Information
We intend to authorize and declare distributions based on daily record dates that will be paid on a monthly basis. We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with our taxable year ended December 31, 2010. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

During 2012 and 2013, we declared distributions based on daily record dates for each day during the period commencing January 1, 2012 through February 28, 2012 and March 1, 2012 through December 31, 2013. Prior to distributions for November 2012 record dates, distributions for all record dates of a given month are paid approximately 15 days after month-end. However, commencing with distributions for November 2012 record dates, distributions are paid on or about the first business day of the following month. Distributions declared during 2012 and 2013, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$2,416	$2,946	$3,017	$3,094	$11,473
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on Purchase Price of $10.00 Per Share	6.5%	6.5%	6.5%	6.5%	6.5%

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$907	$1,287	$1,598	$1,932	$5,724
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on Purchase Price of $10.00 Per Share	6.5%	6.5%	6.5%	6.5%	6.5%
The tax composition of our distributions declared for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Ordinary Income	10%	0%
Return of Capital	90%	100%
Total	100%	100%
On November 4, 2013, our board of directors declared distributions based on daily record dates for the period from January 1, 2014 through January 31, 2014, which we paid on February 3, 2014.  On January 16, 2014, our board of directors declared distributions based on daily record dates for the period from February 1, 2014 through February 28, 2014, which we paid on March 3, 2014, and distributions based on daily record dates for the period from March 1, 2014 through March 31, 2014, which we expect to pay in April 2014.  On March 6, 2014, our board of directors declared distributions based on daily record dates for the period from April 1, 2014 through April 30, 2014, which we expect to pay in May 2014, and distributions based on daily record dates for the period from May 1, 2014 through May 31, 2014, which we expect to pay in June 2014. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.  Distributions for these periods are calculated based on stockholders of record each day during the distribution period at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share or a 5.93% annualized rate based on the offering price of $10.96 (which will be effective March 11, 2014).
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
On March 12, 2010, our Registration Statement on Form S-11 (File No. 333-161449), covering a public offering of up to 200,000,000 shares of common stock in our primary offering and 80,000,000 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We commenced our Initial Offering on March 12, 2010 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. Our Initial Offering terminated on March 12, 2013 and from inception through March 12, 2013, we sold 18,088,084 shares of common stock in our Initial Offering for gross offering proceeds of $179.2 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million.

As of December 31, 2013, we had incurred selling commissions, dealer manager fees and other organization and offering costs from our Initial Offering in the amounts set forth below. We pay selling commissions and dealer manager fees to our dealer manager, and our dealer manager reimburses all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our advisors and our dealer manager for certain offering expenses as described in our prospectus, as amended and supplemented:

Type of Expense Amount	Initial Offering	Estimated/Actual
	(in thousands)
Selling commissions and dealer manager fees	$15,243	Actual
Other underwriting compensation	1,986	Actual
Other organization and offering costs (excluding underwriting compensation)	5,326	Actual
Total expenses	$22,555
Total offering proceeds	$179,137	Actual
Percentage of offering proceeds used to pay for organization and offering costs to affiliates	12.6%	Actual
From the commencement of our Initial Offering through its completion on March 12, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $156.6 million.
We expect to use substantially all of the net proceeds from our Offerings to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; development costs; capital expenditures; tenant improvement costs and other funding obligations. As of December 31, 2013, we have used the net proceeds from our Offerings and debt financing to acquire $353.3 million in real estate, including $6.3 million of acquisition fees and expenses.
During the fiscal year ended December 31, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933.
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

On January 17, 2013, our board of directors approved a second amended and restated share redemption program (the “Amended Share Redemption Program”). The Amended Share Redemption Program was effective for redemptions under the program on or after February 17, 2013 through March 27, 2013. Under the Amended Share Redemption Program, we could redeem shares at specified percentages of the price paid to acquire common shares from us for ordinary redemptions, with the percentage varying in accordance with how long a stockholder had held their shares. Ordinary redemptions are all redemptions other than those sought in connection with a stockholder’s death, qualifying disability (as defined in the Amended Share Redemption Program) or determination of incompetence (as defined in the Amended Share Redemption Program).

On February 25, 2013, our board of directors approved a third amended and restated share redemption program (the “Third Amended Share Redemption Program”). The Third Amended Share Redemption Program was effective for redemptions under the program on or after March 28, 2013 through February 26, 2014. Pursuant to the Third Amended Share Redemption Program, we modified how we would process redemptions that would result in a stockholder owning less than the minimum purchase requirement described in a currently effective, or the most recently effective, registration statement as such registration statement had been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if we could not repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then we would honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then we would redeem all of such stockholder’s shares. If we were redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to our dividend reinvestment plan.
Pursuant to the program, during the year ended December 31, 2013, we redeemed shares at prices determined as follows:

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
On January 24, 2014, our board of directors approved a fourth amended and restated share redemption program (the “Fourth Amended Share Redemption Program”). The Fourth Amended Share Redemption Program is effective for redemptions under the program on or after February 27, 2014. Under the Fourth Amended Share Redemption Program, we may redeem only the number of shares that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided that we may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once we have redeemed $1.5 million of shares under the Fourth Amended Share Redemption Program, including redemptions in connection with a stockholder’s death, qualifying disability or determination of incompetence, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence. In establishing the $2.0 million limitation, our board of directors considered the $2.0 million of redemptions processed during the 2013 calendar year and the cash requirements necessary to effectively manage our assets.
There were no other changes to the Fourth Amended Share Redemption Program.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.

During the year ended December 31, 2013, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	25,723	$9.25	(2)
February 2013	1,156	9.44	(2)
March 2013	9,549	9.34	(2)
April 2013	26,289	9.75	(2)
May 2013	11,032	9.54	(2)
June 2013	2,500	10.00	(2)
July 2013	9,349	9.66	(2)
August 2013	34,903	9.45	(2)
September 2013	13,649	9.49	(2)
October 2013	5,000	9.50	(2)
November 2013	36,845	9.46	(2)
December 2013	32,462	9.48	(2)
Total	208,457		(2)
_____________________
(1) We announced the adoption and commencement of the program on March 12, 2010. We announced an amendment to the program on January 18, 2013 (which amendment became effective on February 17, 2013), on February 25, 2013 (which amendment became effective on March 28, 2013) and on January 24, 2014 (which amendment became effective on February 27, 2014).
(2) We limit the dollar value of shares that may be redeemed under the program as described above. During the year ended December 31, 2013, we had redeemed $2.0 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 31, 2013 redemption date. Effective January 2014, these limitations were reset and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2013, we had $4.8 million available for all eligible redemptions through February 26, 2014.  Our board of directors approved a fourth amended and restated share redemption program, and effective February 26, 2014, the redemption limitation for 2014 was reduced to $2.0 million.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2013, 2012, 2011, 2010 and 2009, for the years ended December 31, 2013, 2012, 2011, 2010 and for the period from July 31, 2009 (inception) to December 31, 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except share and per share amounts):

	As of December 31,
	2013	2012	2011	2010	2009
Balance sheet data
Total real estate, net	$331,040	$222,575	$34,592	$35,887	$—
Total assets	378,166	261,850	60,521	40,376	199
Notes payable	242,856	167,940	24,077	37,592	—
Total liabilities	252,345	173,272	25,990	39,336	—
Redeemable common stock	4,761	2,006	350	—	—
Total stockholders’ equity	121,060	86,572	34,181	1,040	199
	For the Years Ended December 31,				For the Period from July 31, 2009 (inception) to December 31, 2009
	2013	2012	2011	2010
Operating data
Total revenues	$32,825	$16,105	$5,372	$928	$—
Net loss	(7,745)	(10,233)	(2,093)	(2,054)	(1)
Net loss per common share - basic and diluted	(0.44)	(1.16)	(1.21)	(50.02)	(0.05)
Other data
Cash flows provided by (used in) operating activities	$8,196	$(1,533)	$(845)	$(540)	$(1)
Cash flows used in investing activities	(122,114)	(196,336)	(1,595)	(12,965)	—
Cash flows provided by financing activities	118,767	206,646	22,387	16,431	200
Distributions declared	11,473	5,724	1,127	10	—
Distributions declared per common share (1)	0.650	0.650	0.650	0.028	—
Weighted-average number of common shares outstanding, basic and diluted	17,649,883	8,801,166	1,734,410	41,063	20,000
Reconciliation of funds from operations (2)
Net loss	$(7,745)	$(10,233)	$(2,093)	$(2,054)	$(1)
Depreciation of real estate assets	8,188	3,841	858	207	—
Amortization of lease-related costs	4,178	4,171	1,032	552	—
FFO	$4,621	$(2,221)	$(203)	$(1,295)	$(1)
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day from December 16, 2010 through December 31, 2013. Distributions for the period from December 16, 2010 through February 28, 2012 and March 1, 2012 through December 31, 2013 are based on daily record dates and calculated at a rate of $0.00178082 per share per day.
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
We expect to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We expect that our portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. We may make our investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of December 31, 2013, we owned nine apartment complexes and had identified two other apartment complexes that were acquired in February 2014.
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
As of December 31, 2013, we had sold an aggregate of 19,420,805 shares of common stock in the Offerings for gross offering proceeds of $193.1 million, including an aggregate of 746,836 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $7.3 million. Also, as of December 31, 2013, we had redeemed 244,304 shares sold in the Offerings for $2.3 million. We intend to cease offering shares of common stock in the Follow-on Offering on March 31, 2014, but will continue to offer shares under the dividend reinvestment plan after March 31, 2014. We intend to use substantially all of the net proceeds from the Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.

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
As of December 31, 2013 we had sold an aggregate of 19,420,805 shares of common stock in the Offerings for gross offering proceeds of $193.1 million, including an aggregate of 746,836 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $7.3 million. Also as of December 31, 2013, we had redeemed 244,304 shares sold in the Offerings for $2.3 million. If we are unable to raise substantial funds in the Follow-on Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more widely with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in the Follow-on Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish significant reserves from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations or out of net cash proceeds from the sale of properties.
As of December 31, 2013, we owned nine apartment complexes. Our operating cash needs were met through cash flow generated by our real estate investments and proceeds from the Offerings.
Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of December 31, 2013, our real estate property investments were 93% occupied.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2013 did not exceed the charter imposed limitation.
As of December 31, 2013, our total debt outstanding was $242.9 million. Once we have fully invested the proceeds of our Offerings, we expect that our debt financing and other liabilities will be between 60% and 70% of the cost of our real estate investments (before deducting depreciation or other non-cash reserves) plus the value of our other assets. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2013, our borrowings and other liabilities were approximately 64% of the cost (before depreciation or other noncash reserves) of our tangible assets.

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
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of December 31, 2013, we owned nine apartment complexes. During the year ended December 31, 2013, net cash provided by operating activities was $8.2 million. We expect that our cash flows from operating activities to vary over time but will generally increase in future years as a result of owning the assets acquired in 2013 for an entire period, as well as from the related operations of real estate acquisitions subsequent to December 31, 2013. We acquired two real estate properties in February 2014 and expect to have limited availability of funds for additional acquisitions due to the early termination of the Follow-On Offering on March 31, 2014.
Cash Flows from Investing Activities
Net cash used in investing activities was $122.1 million for the year ended December 31, 2013 and consisted of the following:

•	$114.9 million for the acquisitions of three apartment complexes;

•	$4.9 million of improvements to real estate;

•	$1.5 million of escrow deposits for future real estate acquisitions; and

•	$0.8 million increase in restricted cash for capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities was $118.8 million for the year ended December 31, 2013 and consisted primarily of the following:

•
$73.9 million of net cash provided by debt and other financings as a result of proceeds from notes payable of $76.2 million, partially offset by $1.3 million of principal payments on our mortgage note payable and payments of deferred financing costs of $1.0 million;

•	$53.2 million of cash provided by offering proceeds related to our Offerings, net of payments of commissions, dealer manager fees and other organization and offering expenses of $7.2 million;

•	$6.3 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $4.8 million; and

•	$2.0 million of cash used for redemptions of common stock.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2013 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$242,856	$3,416	$9,981	$103,598	$125,861
Interest payments on outstanding debt obligations (2)	38,193	7,914	15,408	13,026	1,845
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2013. We incurred interest expense of $7.4 million, excluding amortization of deferred financing costs of $0.6 million and interest capitalized of $0.1 million, for the year ended December 31, 2013.

Results of Operations
Our results of operations for the year ended December 31, 2013 are not necessarily indicative of those expected in future periods as we have not yet closed our offering and we made additional investments subsequent to December 31, 2013. We have not yet invested all of the proceeds from the Offerings received to date and expect to continue to raise additional capital until the termination of our Follow-On Offering on March 31, 2014. As of December 31, 2012, we owned six apartment complexes and as of December 31, 2013, we owned nine apartment complexes. As a result, the results of operations for the years ended December 31, 2013, 2012 and 2011 are not directly comparable as we were still investing the proceeds from the Offerings during those periods. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the investments acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012
The following table provides summary information about our results of operations for the years ended December 31, 2013 and 2012 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2013	2012
Rental income	$32,825	$16,105	$16,720	104%	$16,514	$206
Operating, maintenance, and management costs	8,500	4,273	4,227	99%	4,194	33
Real estate taxes and insurance	4,496	2,311	2,185	95%	2,089	96
Asset management fees to affiliate	2,670	1,521	1,149	76%	1,261	(112)
Property management fees to affiliate	207	106	101	95%	101	—
Real estate acquisition fees and expenses to affiliate	1,186	1,969	(783)	(40)%	(783)	—
Real estate acquisition fees and expenses	981	1,584	(603)	(38)%	(603)	—
General and administrative expenses	2,199	1,898	301	16%	n/a	n/a
Depreciation and amortization expense	12,366	8,012	4,354	54%	4,316	38
Interest expense	8,000	4,688	3,312	71%	3,251	61
_____________________
(1) Represents the dollar amount increase for the year ended December 31, 2013 compared to the year ended December 31, 2012 related to real estate investments acquired on or after January 1, 2012.
(2) Represents dollar amount increase for the year ended December 31, 2013 compared to the year ended December 31, 2012 with respect to real estate investments owned by us during both periods.
Rental income increased from $16.1 million for the year ended December 31, 2012 to $32.8 million for the year ended December 31, 2013, primarily as a result of the growth in our real estate portfolio. We expect that our rental income will increase in future periods as a result of owning the assets acquired in 2013 for an entire period, as well as from the related operations of our real estate acquisitions subsequent to December 31, 2013. We will have limited availability of funds for future acquisitions of real estate due to the early termination of the Follow-On Offering on March 31, 2014.
Property operating costs and real estate taxes and insurance increased from $6.6 million for the year ended December 31, 2012 to $13.0 million for the year ended December 31, 2013. The increase in property operating costs and real estate taxes and insurance was due to the growth in our real estate portfolio. We expect that our property operating costs and real estate taxes and insurance will increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.

Asset management fees with respect to our real estate investments increased from $1.5 million for the year ended December 31, 2012 to $2.7 million for the year ended December 31, 2013, as a result of the growth in our real estate portfolio, offset by a decrease from properties held throughout both periods due to a change in our asset management fee calculation beginning August 1, 2013 as a result of an amendment to the advisory agreement. On January 8, 2013, we entered into an amendment to the advisory agreement with our advisor to defer our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. In addition, on August 14, 2013, we entered into another amendment to the advisory agreement with our advisor to reduce the asset management fee payable by us to our advisor with respect to investments in real estate to a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs (regardless of the level of debt used to finance the investment), and (ii) 2.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property, including acquisition expenses and budgeted capital improvement costs, less any debt used to finance the investment. In addition, the amendment defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. However, notwithstanding the foregoing, any and all deferred asset management fees shall be immediately due and payable at such time as our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by our stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption plan, and (ii) an 8.0% per year cumulative, non-compounded return on such net invested capital. As of December 31, 2013, we had deferred the payment of $2.5 million in asset management fees incurred from February 1, 2013 through December 31, 2013 and recorded a liability for this amount. We expect that our asset management fees will increase in future periods as a result of owning the assets acquired in 2013 for an entire period and anticipated future acquisitions of apartment communities.
Real estate acquisition fees and expenses to affiliate and non-affiliate decreased from $3.6 million for the year ended December 31, 2012 to $2.2 for the year ended December 31, 2013. The decrease is primarily due to the difference in the total acquisition price for real estate properties acquired during the year ended December 31, 2012 of $193.9 million compared to the total acquisition price for real estate properties acquired during the year ended December 31, 2013 for $116.9 million. Real estate acquisition fees and expenses will vary in future periods based on acquisition activity.
General and administrative expenses increased from $1.9 million for the year ended December 31, 2012 to $2.2 million for the year ended December 31, 2013. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees and dividend processing costs. We expect general and administrative costs to increase in the future periods as we acquire additional real estate investments but to decrease as a percentage of total revenue.
Depreciation and amortization expense increased from $8.0 million for the year ended December 31, 2012 to $12.4 million for the year ended December 31, 2013. The increase in depreciation and amortization expense was primarily due to the growth in our real estate portfolio. We expect that our depreciation and amortization expenses will increase in future periods as a result of anticipated future acquisitions of apartment communities offset by a decrease in amortization of tenant origination costs related to lease expirations.
Interest expense increased from $4.7 million for the year ended December 31, 2012 to $8.0 million for the year ended December 31, 2013. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in increased borrowings during the year ended December 31, 2013 compared to the year ended December 31, 2012. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the amount of proceeds raised in our ongoing Follow-on Offering, the availability and cost of debt financings, and the opportunity to acquire real estate investments meeting our investment objectives; however, we expect it will increase over time due to additional borrowings on future acquisitions.

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
Pursuant to the advisory agreement and the Dealer Manager Agreements, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of each of our Offerings and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of the respective offering as of the date of reimbursement. The following tables summarizes the selling commissions, dealer manager fees and other organization and offering costs related to our Offerings as of December 31, 2013 (dollars in thousands):

Type of Expense Amount	Initial Offering	Follow-on Offering
Selling commissions	$10,001	$546
Dealer manager fees	5,242	302
Other organization and offering costs	7,312	1,239
Total expenses	$22,555	$2,087
Total offering proceeds	$179,137	$13,915
Percentage of offering proceeds used to pay for organization and offering costs	12.6%	15.0%
As of December 31, 2013, we have incurred $3.2 million of selling commissions, dealer manager fees and other organization and offering costs related to the Follow-on Offering. Such costs only become our liability when they do not exceed 15% of the gross proceeds of the Follow-on Offering. Due to this limitation, we recognized $2.1 million as a reduction to additional paid-in capital and $1.1 million as deferred financing costs, prepaid expenses and other assets on our consolidated balance sheets as of December 31, 2013.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2013, 2012 and 2011 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2013	2012	2011
Net loss	$(7,745)	$(10,233)	$(2,093)
Depreciation of real estate assets	8,188	3,841	858
Amortization of lease-related costs	4,178	4,171	1,032
FFO	4,621	(2,221)	(203)
Real estate acquisition fees and expenses to affiliate	1,186	1,969	—
Real estate acquisition fees and expenses	981	1,584	23
Amortization of premium on note payable	—	(395)	(75)
Prepayment penalty on early payoff of note payable	—	451	—
MFFO	$6,788	$1,388	$(255)
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
Until we have fully invested the proceeds of our Offerings, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from the issuance of common stock. Distributions declared, distributions paid and cash flows from (used in) operating activities were as follows during 2013 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows Provided by (Used in) Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2013	$2,416	$0.160	$1,221	$925	$2,146	$753
Second Quarter 2013	2,946	0.162	1,680	1,251	2,931	504
Third Quarter 2013	3,017	0.164	1,720	1,286	3,006	3,136
Fourth Quarter 2013	3,094	0.164	1,728	1,299	3,027	3,803
	$11,473	$0.650	$6,349	$4,761	$11,110	$8,196
_____________________
(1) Distributions for the period from January 1, 2013 through December 31, 2013 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.
(2) Assumes shares were issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the year ended December 31, 2013, we paid aggregate distributions of $11.1 million, including $6.3 million of distributions paid in cash and $4.8 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2013 was $4.6 million and cash flow provided by operations was $8.2 million. We funded our total distributions paid with $8.2 million of cash flows from operations and $2.9 million of debt financing. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreement. See the reconciliation of FFO to net loss above.
From inception through December 31, 2013, we paid aggregate distributions of $17.3 million, including net cash distributions and dividends reinvested by stockholders, and our cumulative net loss for the same period was $22.1 million. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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
Real Estate
Depreciation and Amortization
Investments in real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 10–20 years for building improvements,10–20 years for land improvements and five to 12 years for computer, furniture, fixtures and equipment. Costs directly associated with the development of land and those incurred during construction are capitalized as part of the investment basis. Acquisition costs are expensed as incurred. Operating expenses incurred that are not related to the development and construction of the real estate investments are expensed as incurred. Repairs, maintenance and tenant turnover costs are expensed as incurred and significant replacements and improvements are capitalized. Repairs, maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate property. We consider the period of future benefit of an asset to determine its appropriate useful life.
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
We record above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective leases, including any below-market renewal periods.
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we will assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. We did not record any impairment loss on our real estate and related intangible assets and liabilities during the years ended December 31, 2013, 2012 and 2011.
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
Status of Offering
We ceased offering shares pursuant to our Initial Offering on March 12, 2013 and commenced offering shares to the public pursuant to the Follow-on Offering on March 13, 2013. As of March 3, 2014, we had sold an aggregate of 19,812,304 shares of common stock in our Offerings for gross offering proceeds of $197.2 million, including an aggregate of 837,508 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $8.3 million. Also as of March 3, 2014, we had redeemed 255,466 shares sold in our Offerings for $2.4 million.
On January 29, 2014, in consideration of our current size, the pace at which shares are sold in the Follow-on Offering, the costs associated with conducting a continuous primary offering, and the current conditions in the real estate and capital markets, our board of directors approved an early termination of the primary offering of the Follow-on Offering on March 31, 2014. We may continue to offer shares under our dividend reinvestment plan after the primary offering terminates until we have sold $760,000,000 of shares through the reinvestment of distributions.
Distributions Paid
On January 2, 2014, we paid distributions of $1.1 million, which related to distributions declared for each day in the period from December 1, 2013 through December 31, 2013. On February 3, 2014, we paid distributions of $1.1 million, which which related to distributions declared for each day in the period from January 1, 2014 through January 31, 2014. On March 3, 2014, we paid distributions of $1.0 million, which which related to distributions declared for each day in the period from February 1, 2014 through February 28, 2014.
Distributions Declared
On January 16, 2014, our board of directors declared distributions based on daily record dates for the period from February 1, 2014 through February 28, 2014, which we paid on March 3, 2014, and distributions based on daily record dates for the period from March 1, 2014 through March 31, 2014, which we expect to pay in April 2014. On March 6, 2014, our board of directors declared distributions based on daily record dates for the period from April 1, 2014 through April 30, 2014, which we expect to pay in May 2014, and distributions based on daily record dates for the period from May 1, 2014 through May 31, 2014, which we expect to pay in June 2014. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share or a 5.93% annualized rate based on the current offering price of $10.96 (which will be effective March 11, 2014).
Fourth Amended and Restated Share Redemption Program
On January 24, 2014, our board of directors approved a fourth amended and restated share redemption program (the “Amended Share Redemption Program”). The Amended Share Redemption Program will be effective for redemptions under the program on or after February 27, 2014. Under the Amended Share Redemption Program, we may redeem only the number of shares that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided that we may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once we have redeemed $1.5 million of shares under the Amended Share Redemption Program, including redemptions in connection with a stockholder’s death, qualifying disability or determination of incompetence, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence. In establishing the $2.0 million limitation, our board of directors considered the $2.0 million of redemptions processed during the 2013 calendar year and the cash requirements necessary to effectively manage our assets.
There were no other changes to the Amended Share Redemption Program. Our board of directors may amend, suspend or terminate the program upon 30 days’ notice. We may provide notice by including such information (a) in a Current Report on Form 8-K or our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.

Investments and Financings Subsequent to December 31, 2013
Acquisition of Legacy Grand at Concord
On February 18, 2014, we, through an indirect wholly owned subsidiary, purchased an apartment complex containing 240 units on approximately 18.4 acres of land in Concord, North Carolina (“Legacy Grand at Concord”). The seller is not affiliated with us or our advisors. The purchase price of Legacy Grand at Concord was $28.0 million plus closing costs. We funded the acquisition through the assumption of the Legacy Grand at Concord Mortgage Loan (defined below) in the amount of $23.2 million and with proceeds from the Offerings. We have yet to allocate the purchase price of the property to the fair value of the tangible assets and identifiable intangible assets and liabilities.
Legacy Grand at Concord is located in Concord, North Carolina and consists of 240 apartment units, encompassing 283,783 rentable square feet. At acquisition, Legacy Grand at Concord was 91% occupied.
Financing of Legacy Grand at Concord
On February 18, 2014, in connection with the acquisition of Legacy Grand at Concord, we assumed a U.S. Housing and Urban Development Section 221d(4) loan with an outstanding principal balance of $23.2 million (the “Legacy Grand at Concord Mortgage Loan”). The Legacy Grand at Concord Mortgage Loan matures on December 1, 2050 and bears interest at a fixed rate of 4.05%. Monthly payments include principal and interest in the sum of $101,159.  We have the right to repay the loan in whole or in part subject to certain conditions and a fixed percentage prepayment premium which declines over time. The loan is fully assumable by a subsequent purchaser of Legacy Grand at Concord, subject to certain conditions contained in the loan documents.
Acquisition of the Lofts at the Highlands
On February 25, 2014, we, through an indirect wholly owned subsidiary, purchased an apartment complex containing 200 units on approximately 2.8 acres of land in St. Louis, Missouri (the “Lofts at the Highlands”). The seller is not affiliated with us or our advisors. The purchase price of the Lofts at the Highlands was $41.8 million plus closing costs. We funded the acquisition through the assumption of the Lofts at the Highlands Mortgage Loan (defined below) in the amount of $32.0 million and with proceeds from the Offerings. We have yet to allocate the purchase price of the property to the fair value of the tangible assets and identifiable intangible assets and liabilities.
The Lofts at the Highlands is located in St. Louis, Missouri and consists of 200 apartment units, encompassing 246,612 rentable square feet. At acquisition, the Lofts at the Highlands was 80% occupied.
Financing of the Lofts at the Highlands
On February 25, 2014, in connection with the acquisition of the Lofts at the Highlands, we assumed a U.S. Housing and Urban Development Section 221d(4) loan with an outstanding principal balance of $32.0 million (the “Lofts at the Highlands Mortgage Loan”). The Lofts at the Highlands Mortgage Loan matures on August 1, 2052 and bears interest at a fixed rate of 3.4%. Monthly payments include principal and interest in the sum of $124,111.  We have the right to repay the loan in whole or in part subject to certain conditions and a fixed percentage prepayment premium which declines over time. The loan is fully assumable by a subsequent purchaser of the Lofts at the Highlands, subject to certain conditions contained in the loan documents.

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
The table below summarizes the book values and interest rates of our notes payable as of December 31, 2013 based on the maturity dates (dollars in thousands):

	Maturity Date						Total Book Value or Notional Amount
	2014	2015	2016	2017	2018	Thereafter		Fair Value
Notes payable
Fixed Rate	$—	$—	$—	$28,923	$75,703	$138,230	$242,856	$237,728
Weighted-average interest rate	—	—	—	2.6%	2.6%	3.7%	3.2%
We intend to borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2013, the fair value estimate of our fixed rate debt was $237.7 million and the carrying value of our fixed rate debt was $242.9 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2013. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At December 31, 2013, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt at December 31, 2013 was 3.2%. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2013.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III
We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbslegacyreit.com.
The other information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-26 through F-27 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits
EXHIBIT LIST

Ex.	Description

3.1
Articles of Amendment and Restatement as adopted on January 8, 2010, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 Commission File No. 333-161449, filed January 12, 2010

3.2
Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed January 12, 2010

4.1
Form of Subscription Agreement, included as Appendix A to the prospectus included in Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-181777, filed March 5, 2013

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed October 2, 2009

4.3
Second Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed February 6, 2013

4.4
Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to Pre-Effective No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-181777, filed January 31, 2014

4.5
Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-181777, filed March 5, 2013

10.1
Advisory Agreement dated January 25, 2014, incorporated by reference to Exhibit 10.94 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-181777) filed January 31, 2014

10.2
Amendment No. 1 dated January 8, 2013 to Advisory Agreement dated January 25, 2012, incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.3
Advisory Agreement dated January 25, 2013, incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.4	Amendment No. 1 dated August 14, 2013 to Advisory Agreement dated January 25, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2013

10.5	Dealer Manager Agreement dated March 8, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed May 10, 2013

10.6
Selected Dealer Agreement, dated August 14, 2013, by and among KBS Legacy Partners Apartment REIT, Inc., KBS Capital Advisors LLC, KBS-Legacy Apartment Community REIT Venture LLC, KBS Capital Markets Group LLC, Legacy Partners Residential Realty LLC, KBS Holdings LLC and Ameriprise Financial Services, Inc., incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed August 20, 2013

Ex.	Description

10.7
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing between KBS Legacy Partners Watertower LLC and Fireman’s Fund Insurance Company and Allianz Global Risks US Insurance Company dated as of January 15, 2013, incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.8
Promissory Note by KBS Legacy Partners Watertower LLC payable to the order of Allianz Global Risks US Insurance Company dated as of January 15, 2013, incorporated by reference to Exhibit 10.66 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.9
Promissory Note by KBS Legacy Partners Watertower LLC payable to the order of Fireman’s Fund Insurance Company dated as of January 15, 2013, incorporated by reference to Exhibit 10.67 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.10
Limited Guaranty by KBS Legacy Partners Properties LLC for the benefit of Fireman’s Fund Insurance Company and Allianz Global Risks US Insurance Company dated as of January 15, 2013, incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.11
Property Management Agreement between Lincoln Apartment Management Limited Partnership and KBS Legacy Partners Watertower LLC, incorporated by reference to Exhibit 10.69 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (No. 333-161449) filed February 6, 2013

10.12
Purchase and Sale Agreement by and between FCP Crystal Park, LLC and KBS-Legacy Apartment Community REIT Venture, LLC dated as of April 12, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed May 10, 2013

10.13
Assignment and Assumption of Purchase and Sale Agreement between KBS-Legacy Apartment Community REIT Venture, LLC and KBS Capital Advisors LLC dated as of April 18, 2013, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed May 10, 2013

10.14
Assignment and Assumption of Purchase and Sale Agreement between KBS Capital Advisors LLC and KBS Legacy Partners Crystal LLC dated as of April 18, 2013, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed May 10, 2013

10.15
First Amendment to Purchase and Sale Agreement by and between FCP Crystal Park, LLC and KBS Legacy Partners Crystal LLC dated as of April 19, 2013, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed May 10, 2013

10.16
Multifamily Loan and Security Agreement (CME) between KBS Legacy Partners Crystal LLC and CBRE Capital Markets, Inc. dated as of May 8, 2013, incorporated by reference to Exhibit 10.72 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 5, 2013

10.17
Multifamily Note (CME) by KBS Legacy Partners Crystal LLC payable to the order of CBRE Capital Markets, Inc. dated as of May 8, 2013, incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 5, 2013

10.18
Guaranty (CME and Portfolio) Multistate by KBS Legacy Partners Properties LLC for the benefit of CBRE Capital Markets, Inc. dated as of May 8, 2013, incorporated by reference to Exhibit 10.74 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 5, 2013

10.19
Property Management Agreement dated as of May 8, 2013 between Bozzuto Management Company and KBS Legacy Partners Crystal LLC, incorporated by reference to Exhibit 10.75 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 5, 2013

10.20
Loan Agreement between KBS Legacy Partners Apartment REIT, Inc. and Wells Fargo Bank, National Association entered into as of April 19, 2013, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed May 10, 2013

10.21
Unsecured Promissory Note by KBS Legacy Partners Apartment REIT, Inc. payable to the order of Wells Fargo Bank, National Association dated as of April 19, 2013, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed May 10, 2013

10.22
Repayment Guaranty by KBS Legacy Partners Properties LLC in favor of Wells Fargo Bank, National Association made as of April 19, 2013, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed May 10, 2013

Ex.	Description

10.23
Purchase and Sale Agreement by and between Millennium Property LL, LLC and KBS-Legacy Apartment Community REIT Venture, LLC dated as of April 22, 2013, incorporated by reference to Exhibit 10.79 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 5, 2013

10.24
Assignment and Assumption of Purchase and Sale Agreement between KBS-Legacy Apartment Community REIT Venture, LLC and KBS Capital Advisors LLC dated as of May 10, 2013, incorporated by reference to Exhibit 10.80 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 5, 2013

10.25
Assignment and Assumption of Purchase and Sale Agreement between KBS Capital Advisors LLC and KBS Legacy Partners Millennium LLC dated as of May 10, 2013, incorporated by reference to Exhibit 10.81 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 5, 2013

10.26
Multifamily Loan and Security Agreement (Non-Recourse) by and between KBS Legacy Partners Millennium LLC and Prudential Multifamily Mortgage, LLC dated as of June 7, 2013, incorporated by reference to Exhibit 10.82 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 17, 2013

10.27
Multifamily Note by KBS Legacy Partners Millennium LLC payable to the order of Prudential Multifamily Mortgage, LLC dated as of June 7, 2013, incorporated by reference to Exhibit 10.83 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 17, 2013

10.28
Guaranty of Non-Recourse Obligations by KBS Legacy Partners Properties LLC to and for the benefit of Prudential Multifamily Mortgage, LLC dated as of June 7, 2013, incorporated by reference to Exhibit 10.84 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 17, 2013

10.29
Property Management Agreement dated as of June 7, 2013 by and between GREP Southeast, LLC and KBS Legacy Partners Millennium LLC, incorporated by reference to Exhibit 10.85 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 17, 2013

10.30
Property Management - Account Services Agreement dated as of June 7, 2013 by and between KBS Legacy Partners Millennium LLC and Legacy Partners Residential L.P., incorporated by reference to Exhibit 10.86 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed June 17, 2013

10.31
Purchase and Sale Agreement dated as of October 16, 2013 between Highlands Lofts, LLC and KBS-Legacy Apartment Community REIT Venture, LLC, incorporated by referent to Exhibit 10.88 to Post-Effective Amendment No. 3 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed January 10, 2014

10.32
First Amendment to Purchase and Sale Agreement dated as of October 28, 2013 by and between Highlands Lofts, LLC and KBS-Legacy Apartment Community REIT Venture, LLC, incorporated by referent to Exhibit 10.89 to Post-Effective Amendment No. 3 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed January 10, 2014

10.33
Second Amendment to Purchase and Sale Agreement dated as of November 14, 2013 by and between Highlands Lofts, LLC and KBS-Legacy Apartment Community REIT Venture, LLC, incorporated by referent to Exhibit 10.90 to Post-Effective Amendment No. 3 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed January 10, 2014

10.34
Third Amendment to Purchase and Sale Agreement dated as of November 18, 2013 by and between Highlands Lofts, LLC and KBS Legacy Partners Lofts, LLC, incorporated by referent to Exhibit 10.91 to Post-Effective Amendment No. 3 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed January 10, 2014

10.35
Assignment and Assumption of Purchase and Sale Agreement between KBS-Legacy Apartment Community REIT Venture, LLC and KBS Capital Advisors LLC dated as of November 18, 2013, incorporated by referent to Exhibit 10.92 to Post-Effective Amendment No. 3 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed January 10, 2014

Ex.	Description

10.36
Assignment and Assumption of Purchase and Sale Agreement between KBS Capital Advisors LLC and KBS Legacy Partners Lofts LLC dated as of November 18, 2013, incorporated by referent to Exhibit 10.93 to Post-Effective Amendment No. 3 to the Company’s Registration statement on Form S-11 (No. 333-181777) filed January 10, 2014

10.37	Fourth Amendment to Purchase and Sale Agreement dated as of February 25, 2014 by and between Highlands Lofts, LLC and KBS Legacy Partners Lofts, LLC

10.38
Modification/Release and Assumption Agreement dated as of February 25, 2014 by and between KBS Legacy Partners Lofts, LLC; Highlands Lofts, LLC; Gershman Investment Corp. and Secretary of Housing and Urban Development

10.39	Allonge to Note (Multistate) dated as of February 2014 by and between KBS Legacy Partners Lofts, LLC; Highlands Lofts, LLC; Gershman Investment Corp. and Secretary of Housing and Urban Development

10.40	Property Management Agreement dated as of February 25, 2014 by and between Mills Properties Lofts, Inc. and KBS Legacy Partners Lofts, LLC

10.41	Property Management - Accounting Services Agreement dated as of February 25, 2014 by and between Legacy Partners Residential L.P. and KBS Legacy Partners Lofts, LLC

10.42	Deed of Trust Note (Multistate) dated as of July 1, 2012 by and between Legacy Partners Residential L.P. and KBS Legacy Partners Lofts, LLC

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program, incorporated by referent to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed January 27, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Legacy Partners Apartment REIT, Inc.

We have audited the accompanying consolidated balance sheets of KBS Legacy Partners Apartment REIT, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule in Item 15(a), Schedule III — Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Legacy Partners Apartment REIT, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Irvine, California
March 10, 2014

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Real estate:
Land	$42,363	$29,768
Buildings and improvements	301,857	196,592
Tenant origination and absorption costs	249	1,513
Total real estate, cost	344,469	227,873
Less accumulated depreciation and amortization	(13,429)	(5,298)
Total real estate, net	331,040	222,575
Cash and cash equivalents	36,698	31,849
Restricted cash	4,454	2,304
Deferred financing costs, prepaid expenses and other assets	5,974	5,122
Total assets	$378,166	$261,850
Liabilities and stockholders’ equity
Notes payable	$242,856	$167,940
Accounts payable and accrued liabilities	5,040	3,499
Due to affiliates	2,670	74
Distributions payable	1,054	691
Other liabilities	725	1,068
Total liabilities	252,345	173,272
Commitments and contingencies (Note 10)
Redeemable common stock	4,761	2,006
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 19,196,501 and 12,866,456 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	192	129
Additional paid-in capital	161,328	107,685
Cumulative distributions and net losses	(40,460)	(21,242)
Total stockholders’ equity	121,060	86,572
Total liabilities and stockholders’ equity	$378,166	$261,850
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$32,825	$16,105	$5,372
Total revenues	32,825	16,105	5,372
Expenses:
Operating, maintenance, and management	8,500	4,273	1,503
Real estate taxes and insurance	4,496	2,311	985
Asset management fees to affiliate	2,670	1,521	362
Property management fees to affiliate	207	106	—
Real estate acquisition fees to affiliate	1,186	1,969	—
Real estate acquisition fees and expenses	981	1,584	23
General and administrative expenses	2,199	1,898	1,384
Depreciation and amortization	12,366	8,012	1,890
Interest expense	8,000	4,688	1,323
Total expenses	40,605	26,362	7,470
Other income:
Interest income	35	24	5
Net loss	$(7,745)	$(10,233)	$(2,093)
Net loss per common share, basic and diluted	$(0.44)	$(1.16)	$(1.21)
Weighted-average number of common shares outstanding, basic and diluted	17,649,883	8,801,166	1,734,410
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2010	367,447	$4	$3,101	$(2,065)	$1,040
Issuance of common stock	4,339,765	43	43,147	—	43,190
Transfers to redeemable common stock	—	—	(350)	—	(350)
Distributions declared	—	—	—	(1,127)	(1,127)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(3,896)	—	(3,896)
Other offering costs			(2,583)	—	(2,583)
Net loss	—	—	—	(2,093)	(2,093)
Balance, December 31, 2011	4,707,212	$47	$39,419	$(5,285)	$34,181
Issuance of common stock	8,195,092	82	81,224	—	81,306
Redemptions of common stock	(35,848)	—	(350)	—	(350)
Transfers to redeemable common stock	—	—	(1,879)	—	(1,879)
Distributions declared	—	—	—	(5,724)	(5,724)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(7,026)	—	(7,026)
Other offering costs	—	—	(3,703)	—	(3,703)
Net loss	—	—	—	(10,233)	(10,233)
Balance, December 31, 2012	12,866,456	$129	$107,685	$(21,242)	$86,572
Issuance of common stock	6,538,502	65	65,074	—	65,139
Redemptions of common stock	(208,457)	(2)	(1,976)	—	(1,978)
Transfers to redeemable common stock	—	—	(2,532)	—	(2,532)
Distributions declared	—	—	—	(11,473)	(11,473)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(4,898)	—	(4,898)
Other offering costs	—	—	(2,025)	—	(2,025)
Net loss	—	—	—	(7,745)	(7,745)
Balance, December 31, 2013	19,196,501	$192	$161,328	$(40,460)	$121,060
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(7,745)	$(10,233)	$(2,093)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	12,366	8,012	1,890
Bad debt expense	329	191	14
Loss due to property damages	1,203	—	—
Amortization of premium on notes payable	—	(395)	(75)
Amortization of deferred financing costs	620	386	149
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(1,350)	(1,161)	(156)
Prepaid expenses and other assets	(1,092)	(834)	(490)
Accounts payable and accrued liabilities	1,373	1,864	107
Due to affiliates	2,612	39	(305)
Other liabilities	(120)	598	114
Net cash provided by (used in) operating activities	8,196	(1,533)	(845)
Cash Flows from Investing Activities:
Acquisitions of real estate	(114,875)	(193,900)	—
Improvements to real estate	(4,939)	(1,936)	(595)
Escrow deposits for pending real estate acquisition	(1,500)	(500)	(1,000)
Restricted cash for capital expenditures	(800)	—	—
Net cash used in investing activities	(122,114)	(196,336)	(1,595)
Cash Flows from Financing Activities:
Proceeds from notes payable	76,220	167,940	—
Principal payments on mortgage note payable	(1,304)	(22,682)	(440)
Principal payments on unsecured note payable due to affiliate	—	(1,000)	(13,000)
Payments of deferred financing costs	(1,025)	(1,737)	(10)
Proceeds from issuance of common stock	60,378	79,077	42,840
Payments to redeem common stock	(1,978)	(350)	—
Payments of commissions on stock sales and related dealer manager fees	(4,898)	(7,026)	(3,896)
Payments of other offering costs	(2,277)	(4,538)	(2,554)
Distributions paid	(6,349)	(3,038)	(553)
Net cash provided by financing activities	118,767	206,646	22,387
Net increase in cash and cash equivalents	4,849	8,777	19,947
Cash and cash equivalents, beginning of period	31,849	23,072	3,125
Cash and cash equivalents, end of period	$36,698	$31,849	$23,072
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $57 for the year ended December 31, 2013	$7,228	$3,793	$1,008
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$4,761	$2,229	$350
Application of escrow deposits to purchase real estate	$2,000	$—	$—
Increase in distributions payable	$363	$457	$224
Increase in accrued improvements to real estate	$220	$159	$—
Increase in redeemable common stock payable	$—	$223	$—
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company originally entered into with the Advisor on January 25, 2010, amended on January 8, 2013 and further amended on August 14, 2013, and renewed for an additional one-year term on January 25, 2014 (the “Advisory Agreement”).
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of December 31, 2013, the Sub-Advisor owns 20,000 shares of common stock of the Company.
The Company expects to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. The Company expects that its portfolio will include “core” apartment buildings that are already well positioned and producing rental income, as well as more opportunity oriented properties at various phases of leasing, development, redevelopment or repositioning. The Company may make its investments through the acquisition of individual assets or by acquiring portfolios of assets, other REITs or real estate companies. As of December 31, 2013, the Company owned nine apartment complexes and had identified two other apartment complexes that the Company acquired in February 2014.
On August 19, 2009, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 250,000 shares and a maximum of 280,000,000 shares of common stock for sale to the public (the “Initial Offering”), of which 80,000,000 shares would be offered pursuant to the Company’s dividend reinvestment plan.
The SEC declared the Company’s registration statement for the Initial Offering effective on March 12, 2010, and the Company retained KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company, to serve as the dealer manager of the Initial Offering pursuant to a dealer manager agreement dated March 12, 2010 (the “Initial Dealer Manager Agreement”). Under the Initial Dealer Manager Agreement, the Dealer Manager was responsible for marketing the Company’s shares being offered pursuant to the Initial Offering.
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

As of December 31, 2013, the Company had sold an aggregate of 19,420,805 shares of common stock in the Offerings for gross offering proceeds of $193.1 million, including an aggregate of 746,836 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $7.3 million. Also, as of December 31, 2013, the Company had redeemed 244,304 shares sold in the Offerings for $2.3 million. The Company intends to cease offering shares of common stock in its Follow-on Offering on March 31, 2014, but will continue to offer shares of common stock under its dividend reinvestment plan after March 31, 2014.

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
Real Estate
Depreciation and Amortization
Real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 10–20 years for building improvements, 10–20 years for land improvements and five to 12 years for computer, furniture, fixtures and equipment. Costs directly associated with the development of land and those incurred during construction are capitalized as part of the investment basis. Acquisition costs are expensed as incurred. Operating expenses incurred that are not related to the development and construction of the real estate investments are expensed as incurred. Repairs, maintenance and tenant turnover costs are expensed as incurred and significant replacements and improvements are capitalized. Repairs, maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate property. The Company considers the period of future benefit of an asset to determine its appropriate useful life.
Intangible assets related to in-place leases are amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective leases, including any below-market renewal periods.
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company will assess the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2013, 2012 and 2011.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2013.
The Company’s cash and cash equivalent balance exceeds federally insurable limits as of December 31, 2013. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts for property taxes and insurance proceeds for property damages.
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
December 31, 2013

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
Dividend Reinvestment Plan
The Company has adopted a dividend reinvestment plan (the “DRP”) through which future common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. On January 17, 2013, the Company’s board of directors approved a second amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”). The Amended Dividend Reinvestment Plan became effective for purchases under the plan on or after January 28, 2013. Pursuant to the Amended Dividend Reinvestment Plan, the purchase price of shares of the Company’s common stock issued under the Amended Dividend Reinvestment Plan is equal to 95% of the price to acquire a share of common stock in the Company’s public offering.
On March 4, 2013, the Company’s board of directors approved an updated primary offering price for the Company’s common stock of $10.68 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of December 31, 2012 and increased for certain offering and other costs. Commencing on or after April 1, 2013, the purchase price per share under the DRP was $10.15. The Company currently expects to engage the Advisor and/or an independent valuation firm to update the estimated value per share in March 2014, but is not required to update the estimated value per share more frequently than every 18 months.
On March 6, 2014, the Company’s board of directors approved an updated primary offering price for the Company’s common stock of $10.96 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of December 31, 2013 and increased for certain offering and other costs. Commencing on or after April 1, 2014, the purchase price per share under the DRP would be $10.42. The Company currently expects to engage the Advisor and/or an independent valuation firm to update the estimated value per share in December 2014, but is currently not required to update the estimated value per share more frequently than every 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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

On January 17, 2013, the Company’s board of directors approved a second amended and restated share redemption program (the “Amended Share Redemption Program”). The Amended Share Redemption Program was effective for redemptions under the program on or after February 17, 2013 through March 27, 2013. Under the Amended Share Redemption Program, the Company could redeem shares at specified percentages of the price paid to acquire common shares from the Company for ordinary redemptions, with the percentage varying in accordance with how long a stockholder had held their shares. Ordinary redemptions are all redemptions other than those sought in connection with a stockholder’s death, qualifying disability or determination of incompetence.
On February 25, 2013, the Company’s board of directors approved a third amended and restated share redemption program (the “Third Amended Share Redemption Program”). The Third Amended Share Redemption Program was effective for redemptions under the program on or after March 28, 2013 through February 26, 2014. Pursuant to the Third Amended Share Redemption Program, the Company has modified how it would process redemptions that would result in a stockholder owning less than the minimum purchase requirement described in a currently effective, or the most recently effective, registration statement of the Company as such registration statement had been amended or supplemented (the “Minimum Purchase Requirement”). Specifically, if the Company could not repurchase all shares presented for redemption in any month because of the limitations on redemptions set forth in the program, then the Company would honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the Minimum Purchase Requirement, then the Company would redeem all of such stockholder’s shares. If the Company was redeeming all of a stockholder’s shares, there would be no holding period requirement for shares purchased pursuant to the Company’s dividend reinvestment plan.
Pursuant to the program, during the year ended December 31, 2013, the Company redeemed shares as follows:

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Notwithstanding the above, the redemption price for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” will initially be the amount paid to acquire the shares from the Company.  Furthermore, once the Company establishes an estimated value per share of its common stock for a purpose other than to set the price to acquire a share in one of its offerings, the redemption price per share for all stockholders will be equal to the estimated value per share, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share upon completion of its offering stage. The Company will consider its offering stage complete when it is no longer publicly offering equity securities — whether through the primary offering or a follow-on public offering — and has not done so for up to 18 months. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in the Operating Partnership.
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
The Company will classify as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares will be contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. During the year ended December 31, 2013, the Company redeemed $2.0 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 31, 2013 redemption date. Effective January 2014, these limitations were reset and based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2013, the Company had $4.8 million available for all eligible redemptions through February 26, 2014.  The Company’s board of directors approved a fourth amended and restated share redemption program, and effective February 26, 2014, the redemption limitation for 2014 was reduced to $2.0 million. See Note 11, “Subsequent Events — Fourth Amended and Restated Share Redemption Program” for more information on the annual redemption limitation.
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
During the years ended December 31, 2013, 2012 and 2011, no other transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participation in net cash flows, or subordinated incentive listing fees during the year ended December 31, 2013.
Organization and Offering Costs
A portion of the organization and offering costs (other than selling commissions and dealer manager fees) of the Company are paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These organization and other offering costs include expenses to be paid by the Company in connection with the Offering. Organization costs include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Asset Management Fee
Until January 8, 2013, with respect to investments in real estate, the Company paid the Advisor a monthly asset management fee equal to one twelfth of 1.0% of the amount paid to fund the acquisition, development, construction or improvement of the investment, inclusive of acquisition expenses related thereto (but excluding any acquisition fees related thereto). The amount paid included any portion of the investment that was debt financed. In the case of investments made through joint ventures, the asset management fee was determined based on the Company’s proportionate share of the underlying investment.
On January 8, 2013 and on August 14, 2013, the Company entered into amendments to the advisory agreement with the Advisor, which modified provision related to the calculation and payment of asset management fees. See Note 7, “Related Party Transactions — Amendments to the Advisory Agreement” for a discussion of these amendments.
Construction Management Fees
In the event that the Sub-Advisor or an affiliate of the Sub-Advisor, assists with planning and coordinating the construction of any building or tenant improvements, the Company will pay the Sub-Advisor or an affiliate of the Sub-Advisor a construction management fee in an amount that is usual and customary for comparable services rendered by third-party management companies to similar projects in the geographic market of the project.  Furthermore, the payment of any construction management fees to the Sub-Advisor and its affiliates is subject to approval by the Company’s conflicts committee.  Construction management fees are capitalized as part of the associated real estate in our accompanying consolidated balance sheets.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, returns for calendar years 2010 through 2012 remain subject to examination by major tax jurisdictions.
Segments
The Company has invested in nine apartment complexes as of December 31, 2013. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2013, 2012 and 2011.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Distributions declared per common share was $0.650 for the years ended December 31, 2013, 2012 and 2011, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the years ended December 31, 2013, 2012 and 2011. For the years ended December 31, 2013, 2012 and 2011, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2011 through February 28, 2012 and March 1, 2012 through December 31, 2013 was a record date for distributions.
Square Footage, Occupancy and Other Measures
Square footage, occupancy and other measures used to describe real estate investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2013, the Company acquired the following properties (dollars in thousands):

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
The Company recorded each acquisition as a business combination and expensed $2.2 million of acquisition costs related to these properties during the year ended December 31, 2013. During the year ended December 31, 2013, the Company recognized $8.6 million of total revenues and $5.8 million of operating expenses from these properties.

4.	REAL ESTATE
As of December 31, 2013, the Company owned nine apartment complexes, containing 2,599 units and encompassing 2.5 million rentable square feet, which were 93% occupied. The following table provides summary information regarding the properties owned by the Company as of December 31, 2013 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,251	$(2,896)	$33,355
Poplar Creek	02/09/2012	Schaumburg, IL	26,922	(1,117)	25,805
The Residence at Waterstone	04/06/2012	Pikesville, MD	64,310	(2,735)	61,575
Legacy Crescent Park	05/03/2012	Greer, SC	20,477	(992)	19,485
Legacy at Martin’s Point	05/31/2012	Lombard, IL	36,186	(1,641)	34,545
Wesley Village	11/06/2012	Charlotte, NC	44,910	(1,452)	43,458
Watertower Apartments	01/15/2013	Eden Prairie, MN	37,947	(1,210)	36,737
Crystal Park at Waterford	05/08/2013	Frederick, MD	44,529	(816)	43,713
Millennium Apartment Homes	06/07/2013	Greenville, SC	32,937	(570)	32,367
			$344,469	$(13,429)	$331,040

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Property Damage
During the third quarter of 2013, four of the Company’s apartment complexes suffered physical damage due to fire and storm.  As a result of the damages, some of the apartment units at one of the properties were closed to tenants for repairs.  The Company’s insurance policy provides coverage for property damage and business interruption subject to a $25,000 deductible per incident.  Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $1.2 million during the year ended December 31, 2013, which was reduced by $1.1 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. Additionally, the Company recorded $0.2 million for insurance recoveries related to emergency response costs payable to mitigate the extent of damages.  The net loss due to damages of $0.1 million during the year ended December 31, 2013 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible for each of the claims.  Through December 31, 2013, the Company received insurance proceeds of $0.8 million. As of December 31, 2013, the total estimated insurance recoveries to be collected of $0.5 million were classified as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

5.	NOTES PAYABLE
As of December 31, 2013 and 2012, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of December 31, 2013	Principal as of December 31, 2012	Contractual Interest Rate as of December 31, 2013 (1)	Payment Type		Maturity Date
Legacy at Valley Ranch Mortgage Loan	$32,500	$32,500	3.9%	Principal & Interest	(2)	04/01/2019
Poplar Creek Mortgage Loan	20,400	20,400	4.0%	Principal & Interest	(2)	03/01/2019
The Residence at Waterstone Mortgage Loan	47,905	47,905	3.8%	Principal & Interest	(2)	05/01/2019
Legacy Crescent Park Mortgage Loan	14,425	14,560	3.5%	Principal & Interest	(3)	06/01/2019
Legacy at Martin’s Point Mortgage Loan	23,000	23,000	3.3%	Principal & Interest	(2)	06/01/2019
Wesley Village Mortgage Loan	28,923	29,575	2.6%	Principal & Interest	(4)	12/01/2017
Watertower Mortgage Loan	25,000	—	2.5%	Principal & Interest	(2)	02/10/2018
Crystal Park Mortgage Loan	29,055	—	2.5%	Principal & Interest	(4)	06/01/2018
Millennium Mortgage Loan	21,648	—	2.7%	Principal & Interest	(4)	07/01/2018
	$242,856	$167,940
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2013.
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
As of December 31, 2013 and 2012, the Company’s deferred financing costs were $2.0 million and $1.6 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the years ended December 31, 2013, 2012 and 2011, the Company incurred $8.0 million, $4.7 million and $1.3 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2013, 2012 and 2011 were $0.6 million, $0.4 million and $0.1 million of amortization of deferred financing costs, respectively. Additionally, during the year ended December 31, 2013, the Company capitalized $0.1 million of interest to land under development. Included in interest expense for the year ended December 31, 2012 was $0.5 million and $(0.4) million due to early termination fees on mortgage debt and the write-off of a premium on notes payable, respectively. As of December 31, 2013 and 2012, the Company recorded interest payable of $0.7 million and $0.5 million, respectively.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The following is a schedule of maturities, including principal amortization payments, for the Company’s notes payable outstanding as of December 31, 2013 (in thousands):

2014	$3,416
2015	4,873
2016	5,108
2017	31,432
2018	72,166
Thereafter	125,861
$242,856

6.	FAIR VALUE DISCLOSURES
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

The following were the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$242,856	$242,856	$237,728	$167,940	$167,940	$171,232
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
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of proceeds from the Offering in real estate related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation (“DTCC”) Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Strategic Opportunity REIT II, Inc. During the years ended December 31, 2013 and 2012, no transactions occurred between the Company and these other KBS-sponsored programs.
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
During the years ended December 31, 2013, 2012 and 2011, no other transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2013, 2012 and 2011, respectively, and any related amounts payable as of December 31, 2013 and 2012 (in thousands):

	Incurred			Payable as of
	Years Ended December 31,			December 31,
	2013	2012	2011	2013	2012
Expensed
Asset management fees (1)	$2,670	$1,521	$362	$2,454	$—
Reimbursable operating expenses (2)	454	602	60	63	39
Acquisition fees on real properties	1,186	1,969	—	—	—
Related party interest expense	—	10	401	—	—
Property management fees (3)	207	106	—	—	—
Capitalized
Construction management fees	134	—	—	134	—
Additional Paid-in Capital
Selling commissions	3,101	4,668	2,609	—	—
Dealer manager fees	1,797	2,358	1,287	—	—
Reimbursable other offering costs	619	3,408	2,583	19	35
	$10,168	$14,642	$7,302	$2,670	$74
____________________
(1) See “Amendments to the Advisory Agreement” below.
(2) Reimbursable operating expenses primarily consists of marketing research costs and property pursuit costs incurred by our Sub-Advisor. In addition, the Advisor may seek reimbursement for employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $87,000, $74,000 and $60,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and were the only employee costs reimbursable under the Advisory Agreement through December 31, 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) See “ — Property Management Agreement.”
From inception through December 31, 2013, the Company has recognized and paid $0.9 million in selling commissions and dealer manager fees related to the Follow-on Offering. Additionally, the Company has incurred $2.3 million of other organization and offering costs related to the Follow-on Offering. Pursuant to the Advisory Agreement, the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in each of the Offerings exceed 15% of the gross offering proceeds of the respective Offering. Due to this limitation, the Company recorded $2.1 million of selling commissions, dealer manager fees and other organization and offering costs as additional paid-in capital and $1.1 million as deferred financing costs, prepaid expenses and other assets on its consolidated balance sheet as of December 31, 2013.  From inception through the close of the offering, selling commissions, dealer manager fees, and other organization and offering expenses related to the Initial Offering was 12.6% of the gross offering proceeds. As of December 31, 2013, selling commissions, dealer manager fees, and other organization and offering expenses related to the Follow-on Offering was 15.0% of the gross offering proceeds.
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the years ended December 31, 2013 and 2012, the Advisor paid $87,000 and $88,500, respectively, to the insurer for the costs of the supplemental coverage obtained by the Company.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

Amendments to the Advisory Agreement
On January 8, 2013, the Company entered into an amendment to the advisory agreement with the Advisor, which defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with this amendment) and then to pay asset management fees previously deferred by the Advisor in accordance with this amendment that remain unpaid. As of December 31, 2013, the Company had accrued and deferred payment of $1.5 million of asset management fees for February through July 2013 under this amendment, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
On August 14, 2013, the Company and the Advisor entered into an amendment to the advisory agreement between the parties. The amendment reduces the asset management fee payable by the Company to the Advisor with respect to investments in real estate to a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs (regardless of the level of debt used to finance the investment), and (ii) 2.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property, including acquisition expenses and budgeted capital improvement costs, less any debt used to finance the investment. In addition, the amendment defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the amendment defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”), as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared for record dates of the corresponding month.  The Company remains obligated to pay the Advisor an asset management fee in any month in which the MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”), but any amount of the asset management fee for such month in excess of the MFFO Surplus will also be deferred under the amendment.  If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with this amendment. However, notwithstanding the foregoing, any and all deferred asset management fees shall be immediately due and payable at such time as the stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption plan, and (ii) an 8.0% per year cumulative, non-compounded return on such net invested capital (the “Stockholders’ 8% Return”). The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to receive deferred asset management fees. As of December 31, 2013, the Company accrued and deferred payment of $1.0 million of asset management fees for August through December 31, 2013 under this amendment, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

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
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2013 and 2012. The Company acquired three apartment complexes during the year ended December 31, 2013, all which were accounted for as business combinations. The following unaudited pro forma information for the years ended December 31, 2013 and 2012 has been prepared to give effect to the acquisitions of (i) Watertower Apartments, (ii) Crystal Park at Waterford and (iii) Millennium Apartment Homes as if the acquisitions occurred on January 1, 2012. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on January 1, 2012, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Years Ended December 31,
	2013	2012
Revenues	$37,976	$27,710
Depreciation and amortization	$9,946	$13,879
Net income (loss)	$(923)	$(12,393)
Net income (loss) per common share, basic and diluted	$(0.05)	$(0.92)
Weighted-average number of common shares outstanding, basic and diluted	18,907,574	13,461,536
The unaudited pro forma information for the year ended December 31, 2013 was adjusted to exclude $2.2 million of acquisition costs incurred in 2013 related to Watertower Apartments, Crystal Park at Waterford and Millennium Apartment Homes.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

9.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$6,730	$7,912	$9,136	$9,047
Net loss	$(2,167)	$(3,336)	$(1,526)	$(716)
Net loss per common share, basic and diluted	$(0.14)	$(0.18)	$(0.08)	$(0.04)
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,814	$4,019	$4,825	$5,447
Net loss	$(1,073)	$(4,880)	$(2,448)	$(1,832)
Net loss per common share, basic and diluted	$(0.19)	$(0.61)	$(0.25)	$(0.16)
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164
_____________________
(1) Distributions declared per common shares assumes each share was issued and outstanding each day during the respective quarterly period from January 1, 2012 through December 31, 2013. Each day during the period from January 1, 2012 through February 28, 2012 and March 1, 2012 through December 31, 2013 was a record date for distributions. Distributions were calculated at a rate of $0.00178082 per share per day.

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
Legal Matters
From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

11.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of Offering
The Company ceased offering shares pursuant to the Initial Offering on March 12, 2013 and commenced offering shares to the public pursuant to the Follow-on Offering on March 13, 2013. As of March 3, 2014, the Company had sold an aggregate of 19,812,304 shares of common stock in the Offerings for gross offering proceeds of $197.2 million, including an aggregate of 837,508 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $8.3 million. Also as of March 3, 2014, the Company had redeemed 255,466 shares sold in the Offerings for $2.4 million.
On January 29, 2014, in consideration of the Company’s size, the pace at which shares are sold in the Follow-on Offering, the costs associated with conducting a continuous primary offering, and the current conditions in the real estate and capital markets, the Company’s board of directors approved an early termination of the primary offering of the Follow-on Offering on March 31, 2014. The Company may continue to offer shares under the dividend reinvestment plan after the primary offering terminates until it has sold $760,000,000 of shares through the reinvestment of distributions.
Distributions Paid
On January 2, 2014, the Company paid distributions of $1.1 million, which related to distributions declared for each day in the period from December 1, 2012 through December 31, 2013. On February 3, 2014, the Company paid distributions of $1.1 million, which which related to distributions declared for each day in the period from January 1, 2014 through January 31, 2014. On March 3, 2014, the Company paid distributions of $1.0 million, which which related to distributions declared for each day in the period from February 1, 2014 through February 28, 2014.
Distributions Declared
On January 16, 2014, the Company’s board of directors declared distributions based on daily record dates for the period from February 1, 2014 through February 28, 2014, which the Company paid on March 3, 2014, and distributions based on daily record dates for the period from March 1, 2014 through March 31, 2014, which the Company expects to pay in April 2014. On March 6, 2014, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2014 through April 30, 2014, which the Company expects to pay in May 2014, and distributions based on daily record dates for the period from May 1, 2014 through May 31, 2014, which the Company expects to pay in June 2014. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082  per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share or a 5.93% annualized rate based on the current offering price of $10.96 (which will be effective March 11, 2014).
Fourth Amended and Restated Share Redemption Program
On January 24, 2014, the Company’s board of directors approved a fourth amended and restated share redemption program (the “Fourth Amended Share Redemption Program”). The Fourth Amended Share Redemption Program will be effective for redemptions under the program on or after February 27, 2014. Under the Fourth Amended Share Redemption Program, the Company may redeem only the number of shares that the Company could purchase with the amount of the net proceeds from the sale of shares under the Company’s dividend reinvestment plan during the prior calendar year; provided that the Company may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once the Company has redeemed $1.5 million of shares under the Fourth Amended Share Redemption Program, including redemptions in connection with a stockholder’s death, qualifying disability or determination of incompetence, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence. In establishing the $2.0 million limitation, the Company’s board of directors considered the $2.0 million of redemptions processed during the 2013 calendar year and the cash requirements necessary to effectively manage the Company’s assets.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013

There were no other changes to the Fourth Amended Share Redemption Program. The Company’s board of directors may amend, suspend or terminate the program upon 30 days’ notice. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the Company’s stockholders.
Investments and Financings Subsequent to December 31, 2013
Acquisition of Legacy Grand at Concord
On February 18, 2014, the Company, through an indirect wholly owned subsidiary (the “Legacy Grand at Concord Owner”), purchased an apartment complex containing 240 units on approximately 18.4 acres of land in Concord, North Carolina (“Legacy Grand at Concord”). The seller is not affiliated with the Company or its advisors. The purchase price of Legacy Grand at Concord was $28.0 million plus closing costs. The Company funded the acquisition through the assumption of the Legacy Grand at Concord Mortgage Loan (defined below) in the amount of $23.2 million and with proceeds from the Offerings. The Company has yet to allocate the purchase price of the property to the fair value of the tangible assets and identifiable intangible assets and liabilities.
Legacy Grand at Concord is located in Concord, North Carolina and consists of 240 apartment units, encompassing 283,783 rentable square feet. At acquisition, Legacy Grand at Concord was 91% occupied.
Financing of Legacy Grand at Concord
On February 18, 2014, in connection with the acquisition of Legacy Grand at Concord, the Legacy Grand at Concord Owner assumed a U.S. Housing and Urban Development Section 221d(4) loan with an outstanding principal balance of $23.2 million (the “Legacy Grand at Concord Mortgage Loan”). The Legacy Grand at Concord Mortgage Loan matures on December 1, 2050 and bears interest at a fixed rate of 4.05%. Monthly payments include principal and interest in the sum of $101,159.  The Company has the right to repay the loan in whole or in part subject to certain conditions and a fixed percentage prepayment premium which declines over time. The loan is fully assumable by a subsequent purchaser of Legacy Grand at Concord, subject to certain conditions contained in the loan documents.
Acquisition of the Lofts at the Highlands
On February 25, 2014, the Company, through an indirect wholly owned subsidiary (the “Lofts at the Highlands Owner”), purchased an apartment complex containing 200 units on approximately 2.8 acres of land in St. Louis, Missouri (the “Lofts at the Highlands”). The seller is not affiliated with the Company or its advisors. The purchase price of the Lofts at the Highlands was $41.8 million plus closing costs. The Company funded the acquisition through the assumption of the Lofts at the Highlands Mortgage Loan (defined below) in the amount of $32.0 million and proceeds from the Offerings. The Company has yet to allocate the purchase price of the property to the fair value of the tangible assets and identifiable intangible assets and liabilities.
The Lofts at the Highlands is located in Saint Louis, Missouri and consists of 200 apartment units, encompassing 246,612 rentable square feet. At acquisition, the Lofts at the Highlands was 80% occupied.
Financing of the Lofts at the Highlands
On February 25, 2014, in connection with the acquisition of the Lofts at the Highlands, the Lofts at the Highlands Owner assumed a U.S. Housing and Urban Development Section 221d(4) loan with an outstanding principal balance of $32.0 million (the “Lofts at the Highlands Mortgage Loan”). The Lofts at the Highlands Mortgage Loan matures on August 1, 2052 and bears interest at a fixed rate of 3.4%. Monthly payments include principal and interest in the sum of $124,111.  The Company has the right to repay the loan in whole or in part subject to certain conditions and a fixed percentage prepayment premium which declines over time. The loan is fully assumable by a subsequent purchaser of the Lofts at the Highlands, subject to certain conditions in the loan documents.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2013
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Legacy at Valley Ranch	Irving, TX	100%	$32,500	$4,838	$31,750	$36,588	$(337)	$4,838	$31,413	$36,251	$(2,896)	1999	10/26/2010
Poplar Creek	Schaumburg, IL	100%	20,400	7,020	20,180	27,200	(278)	7,020	19,902	26,922	(1,117)	1986/2007	02/09/2012
The Residence at Waterstone	Pikesville, MD	100%	47,905	7,700	57,000	64,700	(390)	7,700	56,610	64,310	(2,735)	2002	04/06/2012
Legacy Crescent Park	Greer, SC	100%	14,425	1,710	19,090	20,800	(323)	1,710	18,767	20,477	(992)	2008	05/03/2012
Legacy at Martin’s Point	Lombard, IL	100%	23,000	3,500	31,950	35,450	736	3,500	32,686	36,186	(1,641)	1989/2009	05/31/2012
Wesley Village	Charlotte, NC	100%	28,923	5,000	40,750	45,750	(840)	5,057	39,853	44,910	(1,452)	2009	11/06/2012
Watertower Apartments	Eden Prairie, MN	100%	25,000	4,100	34,275	38,375	(428)	4,100	33,847	37,947	(1,210)	2004	01/15/2013
Crystal Park at Waterford	Frederick, MD	100%	29,055	5,666	39,234	44,900	(371)	5,666	38,863	44,529	(816)	1990	05/08/2013
Millennium Apartment Homes	Greenville, SC	100%	21,648	2,772	30,828	33,600	(663)	2,772	30,165	32,937	(570)	2009	06/07/2013
		TOTAL	$242,856	$42,306	$305,057	$347,363	$(2,894)	$42,363	$302,106	$344,469	$(13,429)
_____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $360.3 million as of December 31, 2013.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2013
(dollar amounts in thousands)

	2013	2012	2011
Real Estate:
Balance at the beginning of the year	$227,873	$37,241	$36,646
Acquisitions	116,875	193,900	—
Improvements	5,159	2,095	595
Write-off of fully depreciated and fully amortized assets	(4,235)	(5,363)	—
Loss due to property damages	(1,203)	—	—
Balance at the end of the year	$344,469	$227,873	$37,241
Accumulated depreciation and amortization:
Balance at the beginning of the year	$5,298	$2,649	$759
Depreciation and amortization expense	12,366	8,012	1,890
Write-off of fully depreciated and fully amortized assets	(4,235)	(5,363)	—
Balance at the end of the year	$13,429	$5,298	$2,649

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 10, 2014.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ W. DEAN HENRY	Chief Executive Officer (principal executive officer)	March 10, 2014
W. Dean Henry
/s/ PETER M. BREN	President and Director	March 10, 2014
Peter M. Bren
/s/ C. PRESTON BUTCHER	Chairman of the Board	March 10, 2014
C. Preston Butcher
/s/ GUY K. HAYS	Executive Vice President	March 10, 2014
Guy K. Hays
/s/ PETER MCMILLAN III	Executive Vice President	March 10, 2014
Peter McMillan III
/s/ DAVID E. SNYDER	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 10, 2014
David E. Snyder
/s/ STACIE K. YAMANE	Chief Accounting Officer	March 10, 2014
Stacie K. Yamane
/s/ GARY T. KACHADURIAN	Director	March 10, 2014
Gary T. Kachadurian
/s/ MICHAEL L. MEYER	Director	March 10, 2014
Michael L. Meyer
/s/ RONALD E. ZUZACK	Director	March 10, 2014
Ronald E. Zuzack