Form 10-Q
period 2014-03-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2014-05-12
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2014
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
Yes  ☐  No  ☒
 As of May 6, 2014, there were 19,917,629 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Real estate:
Land	$46,828	$42,363
Buildings and improvements	360,371	301,022
Tenant origination and absorption costs	1,052	249
Total real estate, cost	408,251	343,634
Less accumulated depreciation and amortization	(16,096)	(13,317)
Total real estate, net	392,155	330,317
Cash and cash equivalents	24,796	36,698
Restricted cash	4,067	4,454
Due from affiliates	865	—
Deferred financing costs, prepaid expenses and other assets	7,870	6,697
Total assets	$429,753	$378,166
Liabilities and stockholders’ equity
Notes payable	$294,557	$242,856
Accounts payable and accrued liabilities	3,982	5,040
Due to affiliates	3,071	2,670
Distributions payable	1,089	1,054
Other liabilities	889	725
Total liabilities	303,588	252,345
Commitments and contingencies (Note 9)
Redeemable common stock	2,955	4,761
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 19,789,521 and 19,196,501 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	198	192
Additional paid-in capital	168,429	161,328
Cumulative distributions and net losses	(45,417)	(40,460)
Total stockholders’ equity	123,210	121,060
Total liabilities and stockholders’ equity	$429,753	$378,166
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$9,617	$6,730
Total revenues	9,617	6,730
Expenses:
Operating, maintenance, and management	2,393	1,651
Real estate taxes and insurance	1,393	927
Asset management fees to affiliate	595	659
Property management fees to affiliate	62	45
Real estate acquisition fees to affiliate	701	389
Real estate acquisition fees and expenses	252	202
General and administrative expenses	680	530
Depreciation and amortization	3,080	2,811
Interest expense	2,298	1,691
Total expenses	11,454	8,905
Other income:
Interest income	6	8
Net loss	$(1,831)	$(2,167)
Net loss per common share, basic and diluted	$(0.09)	$(0.14)
Weighted-average number of common shares outstanding, basic and diluted	19,506,585	15,061,420
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2013 and the Three Months Ended March 31, 2014 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2012	12,866,456	$129	$107,685	$(21,242)	$86,572
Issuance of common stock	6,538,502	65	65,074	—	65,139
Redemptions of common stock	(208,457)	(2)	(1,976)	—	(1,978)
Transfers to redeemable common stock	—	—	(2,532)	—	(2,532)
Distributions declared	—	—	—	(11,473)	(11,473)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(4,898)	—	(4,898)
Other offering costs	—	—	(2,025)	—	(2,025)
Net loss	—	—	—	(7,745)	(7,745)
Balance, December 31, 2013	19,196,501	192	161,328	(40,460)	121,060
Issuance of common stock	634,056	7	6,689	—	6,696
Redemptions of common stock	(41,036)	(1)	(388)	—	(389)
Transfers from redeemable common stock	—	—	1,806	—	1,806
Distributions declared	—	—	—	(3,126)	(3,126)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(496)	—	(496)
Other offering costs	—	—	(510)	—	(510)
Net loss	—	—	—	(1,831)	(1,831)
Balance, March 31, 2014	19,789,521	$198	$168,429	$(45,417)	$123,210
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(1,831)	$(2,167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,080	2,811
Bad debt expense	45	47
Loss due to property damages	307	—
Amortization of discount on notes payable	15	—
Amortization of deferred financing costs	103	76
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	89	408
Prepaid expenses and other assets	(920)	(210)
Accounts payable and accrued liabilities	(1,010)	(671)
Due to affiliates	420	447
Other liabilities	164	12
Net cash provided by operating activities	462	753
Cash Flows from Investing Activities:
Acquisitions of real estate	(13,141)	(36,375)
Improvements to real estate	(1,301)	(543)
Restricted cash for capital expenditures	298	—
Net cash used in investing activities	(14,144)	(36,918)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	25,000
Principal payments on mortgage note payable	(582)	(164)
Payments of deferred financing costs	(79)	(237)
Proceeds from issuance of common stock	5,352	50,346
Payments to redeem common stock	(389)	(338)
Payments of commissions on stock sales and related dealer manager fees	(496)	(4,053)
Payments of other offering costs	(279)	(823)
Distributions paid	(1,747)	(1,221)
Net cash provided by financing activities	1,780	68,510
Net increase in cash and cash equivalents	(11,902)	32,345
Cash and cash equivalents, beginning of period	36,698	31,849
Cash and cash equivalents, end of period	$24,796	$64,194
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,014	$1,581
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$1,344	$925
Mortgage debt assumed in connection with real estate acquisitions at fair value	$52,268	$—
Application of escrow deposits to purchase real estate	$1,500	$2,000
Increase in other offering costs payable	$43	$164
Decrease in other offering costs due to affiliates	$—	$(25)
Increase in distributions payable	$35	$270
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of March 31, 2014, the Sub-Advisor owns 20,000 shares of common stock of the Company.
The Company invests in and manages a portfolio of high quality apartment communities located throughout the United States. The Company’s portfolio includes “core” apartment buildings that are already well positioned and producing rental income. As of March 31, 2014, the Company owned 11 apartment complexes.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

As of March 31, 2014, the Company had sold an aggregate of 20,054,861 shares of common stock in the Offerings for gross offering proceeds of $199.7 million, including an aggregate of 879,244 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $8.7 million. Also, as of March 31, 2014, the Company had redeemed 285,340 shares sold in the Offerings for $2.7 million. The Company ceased offering shares of common stock in the primary portion of the Follow-on Offering on March 31, 2014, but continues to offer shares of common stock under the dividend reinvestment plan.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended March 31, 2014, the Company adopted ASU No. 2014-08 (defined below), which impacts the Company’s reporting of discontinued operations. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Segments
The Company has invested in 11 apartment complexes as of March 31, 2014. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2014 and 2013.
Distributions declared per common share was $0.160 and $0.160 for the three months ended March 31, 2014 and 2013, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2013 through March 31, 2013 and January 1, 2014 through March 31, 2014 was a record date for distributions.
Recently Issued Accounting Standards Update
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale.  ASU No. 2014-08 also requires additional disclosures about discontinued operations.  ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014.  As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation. Additionally, any gain or loss on sale of real estate that do not meet the criteria for classification as a discontinued operation would be presented, on the consolidated statements of operations, below income from continuing operations. As there are no properties currently classified as held for sale, ASU No. 2014-08 did not have an impact on the presentation of the Company’s financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the three months ended March 31, 2014, the Company acquired the following properties (dollars in thousands):

Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Other Intangible Assets		Total Purchase Price
Legacy Grand at Concord	Concord	NC	02/18/2014	$1,465	$25,960	$542	$—		$27,967
Lofts at the Highlands (1)	St. Louis	MO	02/25/2014	3,000	32,486	510	2,946	(2)	38,942
				$4,465	$58,446	$1,052	$2,946		$66,909
_____________________
(1) In connection with the acquisition of Lofts at the Highlands, the Company assumed the Lofts at the Highlands Mortgage Loan. The Company recorded the mortgage debt assumed with an outstanding principal balance of $32.0 million at an estimated fair value of $29.1 million, which is net of a discount on note payable of $2.9 million due to below-market interest rate. The discount on note payable is amortized over the remaining life of the loan of 38.5 years.
(2) The property is subject to certain property tax abatement through 2031. The estimated fair value of the property tax abatement of $2.9 million is recorded as deferred financing costs, prepaid expenses and other assets on the Company's consolidated balance sheet as of the acquisition date and amortized over the tax abatement period of 17.9 years.
The in-place leases acquired in connection with these acquisitions have a total weighted-average amortization period of 6 months as of the date of acquisition.
The Company recorded each acquisition as a business combination and expensed $1.0 million of acquisition costs related to these properties for the three months ended March 31, 2014. During the three months ended March 31, 2014, the Company recognized $0.6 million of total revenues and $0.5 million of operating expenses from these properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

4.	REAL ESTATE
As of March 31, 2014, the Company owned 11 apartment complexes, containing 3,039 units and encompassing 3.1 million rentable square feet, which were 93% occupied. The following table provides summary information regarding the properties owned by the Company as of March 31, 2014 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate, Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,284	$(3,136)	$33,148
Poplar Creek	02/09/2012	Schaumburg, IL	26,944	(1,267)	25,677
The Residence at Waterstone	04/06/2012	Pikesville, MD	64,378	(3,141)	61,237
Legacy Crescent Park	05/03/2012	Greer, SC	20,496	(1,149)	19,347
Legacy at Martin’s Point	05/31/2012	Lombard, IL	36,345	(1,930)	34,415
Wesley Village	11/06/2012	Charlotte, NC	44,098	(1,635)	42,463
Watertower Apartments	01/15/2013	Eden Prairie, MN	37,844	(1,245)	36,599
Crystal Park at Waterford	05/08/2013	Frederick, MD	44,896	(1,145)	43,751
Millennium Apartment Homes	06/07/2013	Greenville, SC	32,978	(819)	32,159
Legacy Grand at Concord	02/18/2014	Concord, NC	27,992	(309)	27,683
Lofts at the Highlands	02/25/2014	St. Louis, MO	35,996	(320)	35,676
			$408,251	$(16,096)	$392,155
Additionally, as of March 31, 2014 and December 31, 2013, the Company had recorded unamortized tax abatement intangible assets, which are included in deferred financing costs, prepaid expenses and other assets in the accompanying balance sheets, of $3.6 million and $0.7 million, respectively.  During the three months ended March 31, 2014 and 2013, the Company recorded amortization expense of $52,000 and $24,000, respectively, related to tax abatement intangible assets.
Property Damage
During the first quarter of 2014, one of the Company’s apartment complexes suffered physical damage due to winter storms.  The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $25,000 per incident.  Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $0.3 million during the three months ended March 31, 2014, which was reduced by $0.3 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The net loss due to damages of $37,500 during the three months ended March 31, 2014 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible.  As of March 31, 2014, the total estimated insurance recovery to be collected related to this loss of $0.3 million, was classified as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

5.	NOTES PAYABLE
As of March 31, 2014 and December 31, 2013, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of March 31, 2014	Principal as of December 31, 2013	Contractual Interest Rate as of March 31, 2014	Payment Type		Maturity Date
Legacy at Valley Ranch Mortgage Loan	$32,500	$32,500	3.9%	Principal & Interest	(1)	04/01/2019
Poplar Creek Mortgage Loan	20,400	20,400	4.0%	Principal & Interest	(1)	03/01/2019
The Residence at Waterstone Mortgage Loan	47,905	47,905	3.8%	Principal & Interest	(1)	05/01/2019
Legacy Crescent Park Mortgage Loan	14,355	14,425	3.5%	Principal & Interest	(2)	06/01/2019
Legacy at Martin’s Point Mortgage Loan	23,000	23,000	3.3%	Principal & Interest	(1)	06/01/2019
Wesley Village Mortgage Loan	28,754	28,923	2.6%	Principal & Interest	(3)	12/01/2017
Watertower Mortgage Loan	25,000	25,000	2.5%	Principal & Interest	(1)	02/10/2018
Crystal Park Mortgage Loan	28,888	29,055	2.5%	Principal & Interest	(3)	06/01/2018
Millennium Mortgage Loan	21,529	21,648	2.7%	Principal & Interest	(3)	07/01/2018
Legacy Grand at Concord Mortgage Loan (4)	23,190	—	4.1%	Principal & Interest		12/01/2050
Lofts at the Highlands Mortgage Loan (5)	31,917	—	3.4%	Principal & Interest		08/01/2052
Total notes payable principal outstanding	$297,438	$242,856
Discount on note payable, net (6)	(2,881)	—
Total notes payable, net	$294,557	$242,856
_____________________
(1) Monthly payments are interest-only during the first two years of the loan. Beginning with the third year of the loan, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years.
(2) Monthly payments are interest-only during the first year of the loan. Beginning with the second year of the loan, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years.
(3) Monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years.
(4) See “—Recent Financings — Legacy Grand at Concord Mortgage Loan.”
(5) See “—Recent Financings — Lofts at the Highlands Mortgage Loan.”
(6) Represents the unamortized discount on Lofts at the Highlands Mortgage Loan due to the below-market interest rate when the loan was assumed. The discount is amortized over the remaining life of the loan.
As of March 31, 2014 and December 31, 2013, the Company’s deferred financing costs were $1.9 million and $2.0 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three months ended March 31, 2014 and 2013, the Company incurred $2.3 million and $1.7 million of interest expense, respectively. Included in interest expense for the three months ended March 31, 2014 and 2013 were $0.1 million and $0.1 million of amortization of deferred financing costs, respectively. As of March 31, 2014 and December 31, 2013, the Company recorded interest payable of $0.8 million and $0.7 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

The following is a schedule of maturities, including principal payments, for the Company’s notes payable outstanding as of March 31, 2014 (in thousands):

April 1, 2014 through December 31, 2014	$3,407
2015	5,582
2016	5,844
2017	32,196
2018	72,958
Thereafter	177,451
$297,438
Recent Financings
Legacy Grand at Concord Mortgage Loan
On February 18, 2014, in connection with the acquisition of Legacy Grand at Concord, the Company, through an indirect wholly owned subsidiary, assumed a U.S. Housing and Urban Development Section 221d(4) loan with an outstanding principal balance of $23.2 million (the “Legacy Grand at Concord Mortgage Loan”). The Legacy Grand at Concord Mortgage Loan matures on December 1, 2050 and bears interest at a fixed rate of 4.05%. Monthly payments include principal and interest in the sum of $101,159.  The Company has the right to repay the loan in whole or in part subject to certain conditions and a fixed percentage prepayment premium which declines over time. The loan is fully assumable by a subsequent purchaser of Legacy Grand at Concord, subject to certain conditions contained in the loan documents.
Lofts at the Highlands Mortgage Loan
On February 25, 2014, in connection with the acquisition of the Lofts at the Highlands, the Company, through an indirect wholly owned subsidiary, assumed a U.S. Housing and Urban Development Section 221d(4) loan with an outstanding principal balance of $32.0 million (the “Lofts at the Highlands Mortgage Loan”). At acquisition, the Company recorded the Lofts at the Highlands Mortgage Loan at an estimated fair value of $29.1 million, which includes a discount on note payable due to below-market interest rate of $2.9 million. The Lofts at the Highlands Mortgage Loan matures on August 1, 2052 and bears interest at a fixed rate of 3.4%. Monthly payments include principal and interest in the sum of $124,111.  The Company has the right to repay the loan in whole or in part subject to certain conditions and a fixed percentage prepayment premium which declines over time. The loan is fully assumable by a subsequent purchaser of the Lofts at the Highlands, subject to certain conditions in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
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
Cash and cash equivalents, restricted cash, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.
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
The following were the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$297,438	$294,557	$292,685	$242,856	$242,856	$237,728
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
March 31, 2014
(unaudited)

7.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreements with the Dealer Manager. These agreements entitle the Advisor and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offerings and the investment of proceeds from the Offerings in real estate related investments, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the Depository Trust & Clearing Corporation (“DTCC”) Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc and KBS Strategic Opportunity REIT II, Inc. During the three months ended March 31, 2014 and 2013, no transactions occurred between the Company and these other KBS-sponsored programs.
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
During the three months ended March 31, 2014 and 2013, no other transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2014 and 2013, respectively, and any related amounts payable as of March 31, 2014 and December 31, 2013 (in thousands):

	Incurred		Receivable as of		Payable as of
	Three Months Ended March 31,		March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013
Expensed
Asset management fees (1)	$595	$659	$—	$—	$3,048	$2,454
Reimbursable operating expenses (2)	214	103	—	—	23	63
Acquisition fees on real properties	701	389	—	—	—	—
Property management fees (3)	62	45	—	—	—	—
Capitalized
Construction management fees	—	—	—	—	—	134
Additional Paid-in Capital
Selling commissions	336	2,557	—	—	—	—
Dealer manager fees	160	1,496	—	—	—	—
Reimbursable other offering costs (4)	58	315	865	—	—	19
	$2,126	$5,564	$865	$—	$3,071	$2,670
____________________
(1) See “Amendments to the Advisory Agreement” below.
(2) Reimbursable operating expenses primarily consists of marketing research costs and property pursuit costs incurred by the Sub-Advisor. In addition, the Advisor may seek reimbursement for employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $23,000 and $15,000 for the three months ended March 31, 2014 and 2013, respectively, and were the only employee costs reimbursable under the Advisory Agreement through March 31, 2014. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) See “— Property Management — Account Services Agreements.”
(4) See “— Other Offering Costs.”
Other Offering Costs
From inception of the Follow-on Offering through March 31, 2014, the Company has recognized and paid $1.3 million in selling commissions and dealer manager fees related to the Follow-on Offering. Additionally, the Company has incurred $2.7 million of other organization and offering costs related to the Follow-on Offering. As of March 31, 2014, the selling commissions, dealer manager fees, and organization and other offering costs related to the Follow-on Offering exceeded 15% of the gross offering proceeds. Through March 31, 2014, including shares issued through the Company’s dividend reinvestment plan, the Company had sold 1,966,777 shares in the Follow-on Offering for gross offering proceeds of $20.6 million. Pursuant to the Advisory Agreement, the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in each of the Offerings exceed 15% of the gross offering proceeds of the respective Offering. Due to this limitation, the Company recorded $3.1 million of selling commissions, dealer manager fees and other organization and offering costs as additional paid-in capital and $0.9 million of amounts due from affiliates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Amendments to the Advisory Agreement
On January 8, 2013, the Company entered into an amendment to the advisory agreement with the Advisor, which defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with this amendment) and then to pay asset management fees previously deferred by the Advisor in accordance with this amendment that remain unpaid. As of March 31, 2014, the Company had accrued and deferred payment of $1.5 million of asset management fees for February through July 2013 under this amendment, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
On August 14, 2013, the Company and the Advisor entered into an amendment to the advisory agreement between the parties. The amendment reduces the asset management fee payable by the Company to the Advisor with respect to investments in real estate to a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs (regardless of the level of debt used to finance the investment), and (ii) 2.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property, including acquisition expenses and budgeted capital improvement costs, less any debt used to finance the investment. In addition, the amendment defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the amendment defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”), as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared for record dates of the corresponding month.  The Company remains obligated to pay the Advisor an asset management fee in any month in which the MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”), but any amount of the asset management fee for such month in excess of the MFFO Surplus will also be deferred under the amendment.  If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with this amendment. However, notwithstanding the foregoing, any and all deferred asset management fees shall be immediately due and payable at such time as the stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption plan, and (ii) an 8.0% per year cumulative, non-compounded return on such net invested capital (the “Stockholders’ 8% Return”). The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to receive deferred asset management fees. As of March 31, 2014, the Company accrued and deferred payment of $1.5 million of asset management fees for August 2013 through March 2014 under this amendment, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2014
(unaudited)

Property Management — Account Services Agreements
In connection with each of its acquisitions of Poplar Creek, The Residence at Waterstone, Legacy Crescent Park, Legacy at Martin’s Point, Wesley Village, Millennium Apartment Homes, Legacy Grand at Concord and Lofts at the Highlands, the Company, through an indirect wholly owned subsidiary, entered into a separate Property Management — Account Services Agreement (collectively, the “Services Agreement”) with Legacy Partners Residential L.P. (“LPR”), an affiliate of the Sub-Advisor, pursuant to which LPR will provide certain account maintenance and bookkeeping services related to these properties. Under each Services Agreement, the Company pays LPR a monthly fee in an amount equal to 1% of each property’s gross monthly collections. Unless otherwise provided for in an approved operating budget for a property, LPR will be responsible for all expenses that it incurs in rendering services pursuant to each Services Agreement. Each Services Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Services Agreement. Notwithstanding the foregoing, the Company may terminate each Services Agreement at any time without cause upon 30 days’ prior written notice to LPR. The Company may also terminate each Services Agreement with cause immediately upon notice to LPR and the expiration of any applicable cure period. LPR may terminate each Services Agreement at any time without cause upon 90 days’ prior written notice to the Company.

8.	PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2014 and 2013. The Company acquired two apartment complexes during the three months ended March 31, 2014, both of which were accounted for as business combinations. The following unaudited pro forma information for the three months ended March 31, 2014 and 2013 has been prepared to give effect to the acquisition of Lofts at the Highlands as if the acquisition occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on January 1, 2013, nor do they purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended March 31,
	2014	2013
Revenues	$10,494	$7,315
Depreciation and amortization	$3,347	$3,240
Net loss	$(1,869)	$(1,887)
Net loss per common share, basic and diluted	$(0.09)	$(0.12)
Weighted-average number of common shares outstanding, basic and diluted	19,789,521	16,195,950
The unaudited pro forma information for the three months ended March 31, 2014 was adjusted to exclude $0.6 million of acquisition costs incurred in 2014 related to Lofts at the Highlands.

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
March 31, 2014
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
Status of Offerings
The Company ceased offering shares pursuant to the Initial Offering on March 12, 2013 and commenced offering shares to the public pursuant to the Follow-on Offering on March 13, 2013. The Company ceased offering shares pursuant to the Follow-on Offering on March 31, 2014 and completed subscription processing procedures on April 30, 2014. As of May 6, 2014, the Company had sold an aggregate of 20,184,399 shares of common stock in the Offerings for gross offering proceeds of $201.1 million, including an aggregate of 968,989 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $9.6 million. Also as of May 6, 2014, the Company had redeemed 286,770 shares sold in the Offerings for $2.7 million. The Company may continue to offer shares under the dividend reinvestment plan until it has sold $760,000,000 of shares through the reinvestment of distributions.
Distributions Paid
On April 1, 2014, the Company paid distributions of $1.1 million, which related to distributions declared for each day in the period from March 1, 2014 through March 31, 2014. On May 1, 2014, the Company paid distributions of $1.1 million, which related to distributions declared for each day in the period from April 1, 2014 through April 30, 2014.
Distributions Declared
On May 8, 2014, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2014 through June 30, 2014, which the Company expects to pay in July 2014, and distributions based on daily record dates for the period from July 1, 2014 through July 31, 2014, which the Company expects to pay in August 2014. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082  per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share or a 5.93% annualized rate based on the most recent offering price of $10.96 per share (which became effective March 11, 2014).

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

•
We did not raise the maximum offering amount in our public offerings. Because we raised substantially less than the maximum offering amount, we will not be able to invest in as diverse a portfolio of real estate properties as we otherwise would and the value of an investment will vary more widely with the performance of specific assets. There is a greater risk that stockholders will lose money in their investment in us if we have less diversity in our portfolio.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A of this Quarterly Report on From 10-Q, all filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010 and intend to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
We have invested in and manage a portfolio of high quality apartment communities located throughout the United States. Our portfolio includes “core” apartment buildings that are already well positioned and producing rental income. As of March 31, 2014, we owned 11 apartment complexes.
KBS Capital Advisors LLC (“KBS Capital Advisors”) is our advisor. As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations and our portfolio of real estate assets. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors delegates certain advisory duties to a sub-advisor, KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), which is a joint venture among KBS Capital Advisors and Legacy Partners Residential Realty LLC. Notwithstanding such delegation to the Sub-Advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors makes recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, approves our property and real estate-related investments. KBS Capital Advisors, either directly or through the Sub-Advisor, also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our Sub-Advisor owns 20,000 shares of our common stock. We have no paid employees.
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
We retained the KBS Capital Markets Group to serve as the dealer manager for the Follow-on Offering pursuant to a dealer manager agreement dated March 8, 2013 (the “Follow-on Dealer Manager Agreement” and together with the Initial Dealer Manager Agreement, the “Dealer Manager Agreements”). On March 12, 2013, we ceased offering shares pursuant to the Initial Offering and on March 13, 2013, we commenced offering shares to the public pursuant to the Follow-on Offering. We ceased offering shares of common stock in the primary portion of the Follow-on Offering on March 31, 2014, but continue to offer shares under the dividend reinvestment plan.
From the inception of the Initial Offering through its completion on March 12, 2013, we sold 18,088,084 shares of common stock for gross offering proceeds of $179.2 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million.
As of March 31, 2014, we had sold an aggregate of 20,054,861 shares of common stock in the Offerings for gross offering proceeds of $199.7 million, including an aggregate of 879,244 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $8.7 million. Also, as of March 31, 2014, we had redeemed 285,340 shares sold in the Offerings for $2.7 million. We have used substantially all of the net proceeds from the Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Market Outlook ─ Multi-Family Real Estate and Finance Markets
The Great Recession of 2008 - 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends continued throughout 2011 and into 2012. Since the second quarter of 2012, vacancy has stabilized at approximately its equilibrium rate; however, while rent growth moderated during 2013, it remained at an above average rate.
According to the U.S. Bureau of Labor Statistics (BLS), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. Since 2009, employment has increased by over 8.2 million jobs (through March 2014). The BLS also reported that the unemployment rate peaked in 2009 at 10.0% and was down to 6.7% by the end of 2013. During the first quarter of 2014, the unemployment rate remained at 6.7%.
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

Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. To date, we have had four primary sources of capital for meeting our cash requirements:

•	Proceeds from the primary portion of our initial public offering and follow-on public offering;

•	Proceeds from our dividend reinvestment plan;

•	Debt financings; and

•	Cash flow generated by our real estate investments.
As of March 31, 2014, we had sold an aggregate of 20,054,861 shares of common stock in the Offerings for gross offering proceeds of $199.7 million, including an aggregate of 879,244 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $8.7 million. Also as of March 31, 2014, we had redeemed 285,340 shares sold in the Offerings for $2.7 million. To date, we have invested a significant amount of the proceeds from the primary portion of the Offerings in real estate and do not anticipate making additional real estate acquisitions due to the early termination of the Follow-on Offering on March 31, 2014. We intend to use our cash on hand, cash flow generated by our real estate operations and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
As of March 31, 2014, we owned 11 apartment complexes. Our operating cash needs were met through cash flow generated by our real estate investments. Our investment in real estate generates cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2014, our real estate property investments were 93% occupied.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2014 did not exceed the charter imposed limitation.
As of March 31, 2014, our total debt outstanding was $297.4 million. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2014, our borrowings and other liabilities were approximately 68% of the cost (before depreciation or other noncash reserves) of our tangible assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended March 31, 2014, our cash needs for acquisitions, capital expenditures and debt servicing were met with proceeds from the Offerings and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate investments.
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of March 31, 2014, we owned 11 apartment complexes. During the three months ended March 31, 2014, net cash provided by operating activities was $0.5 million. We expect that our cash flows from operating activities to vary over time but will generally increase in future years as a result of owning the assets acquired in 2014 for an entire period. We do not anticipate marking additional real estate acquisitions due to the early termination of the Follow-On Offering on March 31, 2014.
Cash Flows from Investing Activities
Net cash used in investing activities was $14.1 million for the three months ended March 31, 2014 and consisted of the following:

•	$13.1 million used for the acquisitions of two apartment complexes;

•	$1.3 million of improvements to real estate; and

•	$0.3 million decrease in restricted cash for capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2014 and consisted primarily of the following:

•	$0.6 million of principal payments on our mortgage note payable and payments of deferred financing costs of $0.1 million;

•	$4.6 million of cash provided by offering proceeds related to our Offerings, net of payments of commissions, dealer manager fees and other organization and offering expenses of $0.8 million;

•	$1.8 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $1.3 million; and

•	$0.4 million of cash used for redemptions of common stock.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2014 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$297,438	$3,407	$11,426	$105,154	$177,451
Interest payments on outstanding debt obligations (2)	82,949	7,463	19,369	16,877	39,240
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2014. We incurred interest expense of $2.2 million, excluding amortization of deferred financing costs and discount on notes payable of $0.1 million, for the three months ended March 31, 2014.
Results of Operations
Our results of operations for the three months ended March 31, 2014 are not necessarily indicative of those expected in future periods. We ceased offering shares of common stock in the primary portion of the Follow-on Offering on March 31, 2014, but continue to offer shares under the dividend reinvestment plan. As of March 31, 2013, we owned seven apartment complexes and as of March 31, 2014, we owned 11 apartment complexes. As a result, the results of operations for the three months ended March 31, 2014 and 2013 are not directly comparable as we were still investing the proceeds from the Offerings during those periods. We do not anticipate making additional real estate investments due to the early termination of the primary portion of the Follow-on Offering on March 31, 2014. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the investments acquired in 2014 for an entire period.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended March 31, 2014 versus the three months ended March 31, 2013
The following table provides summary information about our results of operations for the three months ended March 31, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2014	2013
Rental income	$9,617	$6,730	$2,887	43%	$2,710	$177
Operating, maintenance, and management costs	2,393	1,651	742	45%	663	79
Real estate taxes and insurance	1,393	927	466	50%	381	85
Asset management fees to affiliate	595	659	(64)	(10)%	168	(232)
Property management fees to affiliate	62	45	17	38%	15	2
Real estate acquisition fees and expenses to affiliate	701	389	312	80%	312	—
Real estate acquisition fees and expenses	252	202	50	25%	61	(11)
General and administrative expenses	680	530	150	28%	n/a	n/a
Depreciation and amortization expense	3,080	2,811	269	10%	844	(575)
Interest expense	2,298	1,691	607	36%	613	(6)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 related to real estate investments acquired on or after January 1, 2013.
(2) Represents dollar amount increase (decrease) for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 with respect to real estate investments owned by us during both periods.
Rental income increased from $6.7 million for the three months ended March 31, 2013 to $9.6 million for the three months ended March 31, 2014, primarily as a result of the growth in our real estate portfolio. We expect that our rental income will increase in future periods as a result of owning the assets acquired in 2014 for an entire period.
Property operating costs and real estate taxes and insurance increased from $2.6 million for the three months ended March 31, 2013 to $3.8 million for the three months ended March 31, 2014. The increase in property operating costs and real estate taxes and insurance was due to the growth in our real estate portfolio. We expect that our property operating costs and real estate taxes and insurance will increase in future periods as a result of owning the assets acquired in 2014 for an entire period.
Asset management fees with respect to our real estate investments decreased from $0.7 million for the three months ended March 31, 2013 to $0.6 million for the three months ended March 31, 2014, as a result of a $0.2 million decrease from properties held throughout both periods due to a change in our asset management fee calculation beginning August 1, 2013 in accordance with an amendment to our advisory agreement, offset by a $0.1 million increase due to the growth in our real estate portfolio. On January 8, 2013, we entered into an amendment to the advisory agreement with our advisor to defer our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. In addition, on August 14, 2013, we entered into another amendment to the advisory agreement with our advisor to reduce the asset management fee payable by us to our advisor with respect to investments in real estate to a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs (regardless of the level of debt used to finance the investment), and (ii) 2.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property, including acquisition expenses and budgeted capital improvement costs, less any debt used to finance the investment. In addition, the amendment defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. However, notwithstanding the foregoing, any and all deferred asset management fees shall be immediately due and payable at such time as our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by our stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption plan, and (ii) an 8.0% per year cumulative, non-compounded return on such net invested capital. As of March 31, 2014, we had deferred the payment of $3.0 million in asset management fees incurred from February 2013 through March 2014 and recorded a liability for this amount. We expect that our asset management fees will increase in future periods as a result of owning the assets acquired in 2014 for an entire period.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real estate acquisition fees and expenses to affiliate and non-affiliate increased from $0.6 million for the three months ended March 31, 2013 to $1.0 million for the three months ended March 31, 2014. The increase is primarily due to the difference in the total acquisition price for real estate property acquired during the three months ended March 31, 2013 of $38.4 million compared to the total acquisition price for real estate properties acquired during the three months ended March 31, 2014 for $69.8 million. We do not expect to incur significant amounts of real estate acquisition fees and expenses in the future.
General and administrative expenses increased from $0.5 million for the three months ended March 31, 2013 to $0.7 million for the three months ended March 31, 2014. These general and administrative costs consisted primarily of insurance premiums, professional fees, independent director fees and dividend processing costs.
Depreciation and amortization expense increased from $2.8 million for the three months ended March 31, 2013 to $3.1 million for the three months ended March 31, 2014. Depreciation and amortization expenses increased by $0.9 million due to the growth in our real estate portfolio. This increase was offset by a $0.6 million decrease in depreciation and amortization from the property held throughout both periods due to a decrease in amortization of tenant origination costs related to in-place leases that were fully amortized subsequent to March 31, 2013. We expect that our depreciation and amortization expenses will increase in future periods as a result of owning the assets acquired in 2014 for an entire period, offset by a decrease in amortization of tenant origination costs related to lease expirations.
Interest expense increased from $1.7 million for the three months ended March 31, 2013 to $2.3 million for the three months ended March 31, 2014. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in increased borrowings during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. We expect interest expense to increase in future periods a a result of owning the assets acquired in 2014 for an entire period.
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
Pursuant to the advisory agreement and the Dealer Manager Agreements, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf. However, at the termination of each of our Offerings and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. Further we are only liable to reimburse organization and offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the gross proceeds of the respective offering as of the date of reimbursement. The following tables summarizes the selling commissions, dealer manager fees and other organization and offering costs related to our Offerings as of March 31, 2014 (dollars in thousands):

Type of Expense Amount	Initial Offering	Follow-on Offering
Selling commissions	$10,001	$882
Dealer manager fees	5,242	463
Other organization and offering costs	7,312	1,747
Total expenses	$22,555	$3,092
Total offering proceeds	$179,137	$20,611
Percentage of offering proceeds used to pay for organization and offering costs	12.6%	15.0%
As of March 31, 2014, we have incurred $4.0 million of selling commissions, dealer manager fees and other organization and offering costs related to the Follow-on Offering. Such costs only become our liability when they do not exceed 15% of the gross proceeds of the Follow-on Offering. Due to this limitation, we recognized $3.1 million as a reduction to additional paid-in capital and $0.9 million of amounts due from affiliates relating to other organization and offering costs exceeding this 15% limitation.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2014 and 2013 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2014	2013
Net loss	$(1,831)	$(2,167)
Depreciation of real estate assets	2,650	1,722
Amortization of lease-related costs	430	1,089
FFO	1,249	644
Real estate acquisition fees and expenses to affiliate	701	389
Real estate acquisition fees and expenses	252	202
Amortization of discount on note payable	15	—
MFFO	$2,217	$1,235
FFO and MFFO may also used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not be able to pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from our Offerings. Distributions declared, distributions paid and cash flows from (used in) operating activities were as follows for the first quarter of 2014 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows Provided by Operating Activities
Period			Cash	Reinvested	Total
First Quarter 2014	$3,126	$0.160	$1,747	$1,344	$3,091	$462
_____________________
(1) Distributions for the period from January 1, 2014 through March 31, 2014 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.
(2) Assumes shares were issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2014, we paid aggregate distributions of $3.1 million, including $1.8 million of distributions paid in cash and $1.3 million of distributions reinvested through our dividend reinvestment plan. FFO for the three months ended March 31, 2014 was $1.2 million and cash flows provided by operations was $0.5 million. We funded our total distributions paid with $0.5 million of cash flows from operations and $2.6 million of debt financing. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreement. See the reconciliation of FFO to net loss above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

From inception through March 31, 2014, we paid aggregate distributions of $20.4 million, including net cash distributions and dividends reinvested by stockholders, and our cumulative net loss for the same period was $24.0 million. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward — Looking Statements,” “Market Outlook — Multi-Family Real Estate and Finance Markets” and “Results of Operations” herein, and the risks discussed herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; changes in interest rates on our variable rate debt obligations; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. There have been no significant changes to our policies during 2014.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of Offerings
We ceased offering shares pursuant to our Initial Offering on March 12, 2013 and commenced offering shares to the public pursuant to the Follow-on Offering on March 13, 2013. We ceased offering shares pursuant to the primary portion of the Follow-on Offering on March 31, 2014 and completed subscription processing procedures on April 30, 2014. As of May 6, 2014, we had sold an aggregate of 20,184,399 shares of common stock in our Offerings for gross offering proceeds of $201.1 million, including an aggregate of 968,989 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $9.6 million. Also as of May 6, 2014, we had redeemed 286,770 shares sold in our Offerings for $2.7 million. We continue to offer shares under our dividend reinvestment plan until we have sold $760,000,000 of shares through the reinvestment of distributions.
Distributions Paid
On April 1, 2014, we paid distributions of $1.1 million, which related to distributions declared for each day in the period from March 1, 2014 through March 31, 2014. On May 1, 2014, we paid distributions of $1.1 million, which related to distributions declared for each day in the period from April 1, 2014 through April 30, 2014.
Distributions Declared
On May 8, 2014 our board of directors declared distributions based on daily record dates for the period from June 1, 2014 through June 30, 2014, which we expect to pay in July 2014, and distributions based on daily record dates for the period from July 1, 2014 through July 31, 2014, which we expect to pay in August 2014. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and if paid each day for a 365-day period, would equal a 6.5% annualized rate based on a purchase price of $10.00 per share or a 5.93% annualized rate based on the most recent offering price of $10.96 per share (which became effective March 11, 2014).

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
We intend to borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2014, the fair value estimate of our fixed rate debt was $292.7 million and the carrying value of our fixed rate debt was $294.6 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2014. As we expect to hold our fixed rate instrument to maturity and the amounts due under such instrument would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2014, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt at March 31, 2014 was 3.3%. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2014.
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
For the three months ended March 31, 2014, we paid aggregate distributions of $3.1 million, including $1.8 million of distributions paid in cash and $1.3 million of distributions reinvested through our dividend reinvestment plan. FFO for the three months ended March 31, 2014 was $1.2 million and cash flows provided by operations was $0.5 million. We funded our total distributions paid for the three months ended March 31, 2014 with $0.5 million of cash flows from operations (15%) and $2.6 million of debt financing (85%). For the three months ended March 31, 2014, funds from operations represented 40% of total distributions paid.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of March 31, 2014, we had incurred selling commissions, dealer manager fees and other organization and offering costs from our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to our dealer manager, and our dealer manager reimburses all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse our advisors and our dealer manager for certain offering expenses as described in our prospectus, as amended and supplemented:

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
We expect to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; development costs; capital expenditures; tenant improvement costs and other funding obligations. As of March 31, 2014, we have used the net proceeds from our initial public offering and debt financing to acquire $424.0 million in real estate, including $7.3 million of acquisition fees and expenses.

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
During the three months ended March 31, 2014, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	400	$9.25	(3)
February 2014	10,762	9.38	(3)
March 2014	29,874	9.52	(3)
Total	41,036
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended March 31, 2014, we redeemed $0.4 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 31, 2014 redemption date. Effective February 27, 2014, the redemption limitation for 2014 was reduced to $2.0 million. Based on the $2.0 million limitation for 2014 and redemptions through March 31, 2014, we may redeem up to $1.6 million of shares for the remainder of 2014.

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

4.3	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed May 10, 2013

10.1
Advisory Agreement dated January 25, 2014, incorporated by reference to Exhibit 10.94 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 Commission File No. 333-181777, filed January 31, 2014

10.2
Fourth Amendment to Purchase and Sale Agreement dated as of February 25, 2014 by and between Highlands Lofts, LLC and KBS Legacy Partners Lofts, LLC, incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 10, 2014

10.3
Modification/Release and Assumption Agreement dated as of February 25, 2014 by and between KBS Legacy Partners Lofts, LLC; Highlands Lofts, LLC; Gershman Investment Corp. and Secretary of Housing and Urban Development, incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 10, 2014

10.4
Allonge to Note (Multistate) dated as of February 2014 by and between KBS Legacy Partners Lofts, LLC; Highlands Lofts, LLC; Gershman Investment Corp. and Secretary of Housing and Urban Development, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 10, 2014

10.5
Property Management Agreement dated as of February 25, 2014 by and between Mills Properties Lofts, Inc. and KBS Legacy Partners Lofts, LLC, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 10, 2014

10.6
Property Management - Accounting Services Agreement dated as of February 25, 2014 by and between Legacy Partners Residential L.P. and KBS Legacy Partners Lofts, LLC, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 10, 2014

10.7
Deed of Trust Note (Multistate) dated as of July 1, 2012 by and between Legacy Partners Residential L.P. and KBS Legacy Partners Lofts, LLC, incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 10, 2014

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed January 27, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	May 12, 2014	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	May 12, 2014	By:	/s/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)