Form 10-Q
period 2014-06-30
KBS Legacy Partners Apartment REIT, Inc.
filed 2014-08-06
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2014
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
Yes  ☐  No  ☒
 As of August 4, 2014, there were 19,939,478 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Real estate:
Land	$46,828	$42,363
Buildings and improvements	361,684	301,022
Tenant origination and absorption costs	1,052	249
Total real estate, cost	409,564	343,634
Less accumulated depreciation and amortization	(19,446)	(13,317)
Total real estate, net	390,118	330,317
Cash and cash equivalents	25,391	36,698
Restricted cash	4,761	4,454
Deferred financing costs, prepaid expenses and other assets	6,588	6,697
Total assets	$426,858	$378,166
Liabilities and stockholders’ equity
Notes payable	$293,652	$242,856
Accounts payable and accrued liabilities	4,364	5,040
Due to affiliates	3,716	2,670
Distributions payable	1,064	1,054
Other liabilities	990	725
Total liabilities	303,786	252,345
Commitments and contingencies (Note 9)
Redeemable common stock	2,975	4,761
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 19,897,474 and 19,196,501 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	199	192
Additional paid-in capital	169,470	161,328
Cumulative distributions and net losses	(49,572)	(40,460)
Total stockholders’ equity	120,097	121,060
Total liabilities and stockholders’ equity	$426,858	$378,166
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$10,823	$7,912	$20,440	$14,642
Total revenues	10,823	7,912	20,440	14,642
Expenses:
Operating, maintenance, and management	2,939	1,995	5,332	3,646
Real estate taxes and insurance	1,461	941	2,854	1,868
Asset management fees to affiliate	652	773	1,247	1,432
Property management fees to affiliate	72	47	134	92
Real estate acquisition fees to affiliate	—	797	701	1,186
Real estate acquisition fees and expenses	12	754	264	956
General and administrative expenses	567	624	1,247	1,154
Depreciation and amortization	3,416	3,351	6,496	6,162
Interest expense	2,639	1,976	4,937	3,667
Total expenses	11,758	11,258	23,212	20,163
Other income:
Interest income	5	10	11	18
Net loss	$(930)	$(3,336)	$(2,761)	$(5,503)
Net loss per common share, basic and diluted	$(0.05)	$(0.18)	$(0.14)	$(0.33)
Weighted-average number of common shares outstanding, basic and diluted	19,900,033	18,180,070	19,704,561	16,629,413
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2013 and the Six Months Ended June 30, 2014 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2012	12,866,456	$129	$107,685	$(21,242)	$86,572
Issuance of common stock	6,538,502	65	65,074	—	65,139
Redemptions of common stock	(208,457)	(2)	(1,976)	—	(1,978)
Transfers to redeemable common stock	—	—	(2,532)	—	(2,532)
Distributions declared	—	—	—	(11,473)	(11,473)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(4,898)	—	(4,898)
Other offering costs	—	—	(2,025)	—	(2,025)
Net loss	—	—	—	(7,745)	(7,745)
Balance, December 31, 2013	19,196,501	192	161,328	(40,460)	121,060
Issuance of common stock	809,489	8	8,534	—	8,542
Redemptions of common stock	(108,516)	(1)	(1,024)	—	(1,025)
Transfers from redeemable common stock	—	—	1,786	—	1,786
Distributions declared	—	—	—	(6,351)	(6,351)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(536)	—	(536)
Other offering costs	—	—	(618)	—	(618)
Net loss	—	—	—	(2,761)	(2,761)
Balance, June 30, 2014	19,897,474	$199	$169,470	$(49,572)	$120,097
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(2,761)	$(5,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,496	6,162
Bad debt expense	159	130
Loss due to property damages	309	—
Amortization of discount on notes payable	35	—
Amortization of deferred financing costs	207	247
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(588)	(688)
Prepaid expenses and other assets	89	(256)
Accounts payable and accrued liabilities	(490)	93
Due to affiliates	1,199	1,181
Other liabilities	265	(109)
Net cash provided by operating activities	4,920	1,257
Cash Flows from Investing Activities:
Acquisitions of real estate	(13,141)	(114,875)
Improvements to real estate	(2,832)	(1,434)
Restricted cash for capital expenditures	281	—
Net cash used in investing activities	(15,692)	(116,309)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	76,220
Principal payments on mortgage note payable	(1,507)	(325)
Payments of deferred financing costs	(90)	(1,011)
Proceeds from issuance of common stock	5,785	52,089
Payments to redeem common stock	(1,025)	(724)
Payments of commissions on stock sales and related dealer manager fees	(536)	(4,166)
Payments of other offering costs	(323)	(1,474)
Reimbursements of other offering costs from affiliates	745	—
Distributions paid	(3,584)	(2,901)
Net cash (used in) provided by financing activities	(535)	117,708
Net (decrease) increase in cash and cash equivalents	(11,307)	2,656
Cash and cash equivalents, beginning of period	36,698	31,849
Cash and cash equivalents, end of period	$25,391	$34,505
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,550	$3,340
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$2,757	$2,176
Mortgage debt assumed in connection with real estate acquisitions at fair value	$52,268	$—
Application of escrow deposits to purchase real estate	$1,500	$2,000
Increase in distributions payable	$10	$285
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on January 25, 2014 (the “Advisory Agreement”).
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of June 30, 2014, the Sub-Advisor owned 20,000 shares of common stock of the Company.
The Company has invested in and manages a portfolio of high quality apartment communities located throughout the United States. The Company’s portfolio includes “core” apartment buildings that are already well positioned and producing rental income. As of June 30, 2014, the Company owned 11 apartment complexes.
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
In the Initial Offering, the Company sold 18,088,084 shares of common stock for gross offering proceeds of $179.2 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million. The Company ceased offering shares in the primary Follow-on Offering on March 31, 2014 and completed subscription processing procedures on April 30, 2014. The Company sold an aggregate of 1,496,198 shares of common stock in the primary Follow-on Offering for gross offering proceeds of $15.9 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

As of June 30, 2014, the Company had sold an aggregate of 20,230,295 shares of common stock in the Offerings for gross offering proceeds of $201.6 million, including an aggregate of 1,014,885 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $10.1 million. Also, as of June 30, 2014, the Company had redeemed 352,820 shares sold in the Offerings for $3.4 million.
The Company continues to offer shares of common stock under the dividend reinvestment plan.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. During the six months ended June 30, 2014, the Company adopted ASU No. 2014-08 (defined below), which impacts the Company’s reporting of discontinued operations. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.
Segments
The Company had invested in 11 apartment complexes as of June 30, 2014. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the six months ended June 30, 2014 and 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Distributions declared per common share were $0.162 and $0.322 for the three and six months ended June 30, 2014, respectively, and $0.162 and $0.322 for the three and six months ended June 30, 2013, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2014 and 2013. For the three and six months ended June 30, 2014 and 2013, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2013 through June 30, 2013 and January 1, 2014 through June 30, 2014 was a record date for distributions.
Recently Issued Accounting Standards Update
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale.  ASU No. 2014-08 also requires additional disclosures about discontinued operations.  ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014.  As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be included in income from continuing operations on the consolidated statements of operations. As there are no properties currently classified as held for sale, ASU No. 2014-08 did not have an impact on the presentation of the Company’s financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  The Company does not expect the adoption of ASU No. 2014-09 to have an impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the six months ended June 30, 2014, the Company acquired the following properties (dollars in thousands):

Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Other Intangible Assets		Total Purchase Price
Legacy Grand at Concord	Concord	NC	02/18/2014	$1,465	$25,960	$542	$—		$27,967
Lofts at the Highlands (1)	St. Louis	MO	02/25/2014	3,000	32,486	510	2,946	(2)	38,942
				$4,465	$58,446	$1,052	$2,946		$66,909
_____________________
(1) In connection with the acquisition of Lofts at the Highlands, the Company assumed the Lofts at the Highlands Mortgage Loan. The Company recorded the mortgage debt assumed with an outstanding principal balance of $32.0 million at an estimated fair value of $29.1 million, which is net of a discount on note payable of $2.9 million due to the below-market interest rate. The discount on note payable is amortized over the remaining life of the loan of 38.5 years.
(2) The property is subject to certain property tax abatements through 2031. The estimated fair value of the property tax abatements of $2.9 million is recorded as deferred financing costs, prepaid expenses and other assets on the Company's consolidated balance sheet as of the acquisition date and amortized over the tax abatement period of 17.9 years.
The in-place leases acquired in connection with these acquisitions have a total weighted-average amortization period of 6 months as of the date of acquisition.
The Company recorded each acquisition as a business combination and expensed $1.0 million of acquisition costs related to these properties for the six months ended June 30, 2014. During the three and six months ended June 30, 2014, the Company recognized $1.6 million and $2.2 million of total revenues from these properties, respectively. During the three and six months ended June 30, 2014, the Company recognized $1.1 million and $1.6 million of operating expenses from these properties, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

4.	REAL ESTATE
As of June 30, 2014, the Company owned 11 apartment complexes, containing 3,039 units and encompassing 3.1 million rentable square feet, which were 94% occupied. The following table provides summary information regarding the properties owned by the Company as of June 30, 2014 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate, Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,338	$(3,377)	$32,961
Poplar Creek	02/09/2012	Schaumburg, IL	26,955	(1,418)	25,537
The Residence at Waterstone	04/06/2012	Pikesville, MD	64,466	(3,551)	60,915
Legacy Crescent Park	05/03/2012	Greer, SC	20,510	(1,307)	19,203
Legacy at Martin’s Point	05/31/2012	Lombard, IL	36,602	(2,229)	34,373
Wesley Village	11/06/2012	Charlotte, NC	44,146	(1,930)	42,216
Watertower Apartments	01/15/2013	Eden Prairie, MN	37,982	(1,504)	36,478
Crystal Park at Waterford	05/08/2013	Frederick, MD	45,411	(1,485)	43,926
Millennium Apartment Homes	06/07/2013	Greenville, SC	33,006	(1,068)	31,938
Legacy Grand at Concord	02/18/2014	Concord, NC	28,081	(775)	27,306
Lofts at the Highlands	02/25/2014	St. Louis, MO	36,067	(802)	35,265
			$409,564	$(19,446)	$390,118
Additionally, as of June 30, 2014 and December 31, 2013, the Company had recorded unamortized tax abatement intangible assets, which are included in deferred financing costs, prepaid expenses and other assets in the accompanying balance sheets, of $3.6 million and $0.7 million, respectively.  During the three and six months ended June 30, 2014, the Company recorded amortization expense of $65,000 and $0.1 million, respectively, related to tax abatement intangible assets. During the three and six months ended June 30, 2013, the Company recorded amortization expense of $24,000 and $48,000, respectively, related to tax abatement intangible assets.
Property Damage
During the six months ended June 30, 2014, one of the Company’s apartment complexes suffered physical damage due to winter storms.  The Company’s insurance policy provides coverage for property damage and business interruption subject to a deductible of up to $25,000 per incident.  Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $0.3 million during the six months ended June 30, 2014, which was reduced by $0.3 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The net loss due to damages of $50,000 during the six months ended June 30, 2014 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible.  As of June 30, 2014, the total estimated insurance recovery to be collected related to this loss of $0.2 million, was classified as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

5.	NOTES PAYABLE
As of June 30, 2014 and December 31, 2013, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of June 30, 2014	Principal as of December 31, 2013	Contractual Interest Rate as of June 30, 2014	Payment Type		Maturity Date
Legacy at Valley Ranch Mortgage Loan	$32,409	$32,500	3.9%	Principal & Interest	(1)	04/01/2019
Poplar Creek Mortgage Loan	20,316	20,400	4.0%	Principal & Interest	(1)	03/01/2019
The Residence at Waterstone Mortgage Loan	47,838	47,905	3.8%	Principal & Interest	(1)	05/01/2019
Legacy Crescent Park Mortgage Loan	14,286	14,425	3.5%	Principal & Interest	(1)	06/01/2019
Legacy at Martin’s Point Mortgage Loan	23,000	23,000	3.3%	Principal & Interest	(1)	06/01/2019
Wesley Village Mortgage Loan	28,589	28,923	2.6%	Principal & Interest	(1)	12/01/2017
Watertower Mortgage Loan	25,000	25,000	2.5%	Principal & Interest	(2)	02/10/2018
Crystal Park Mortgage Loan	28,724	29,055	2.5%	Principal & Interest	(1)	06/01/2018
Millennium Mortgage Loan	21,413	21,648	2.7%	Principal & Interest	(1)	07/01/2018
Legacy Grand at Concord Mortgage Loan	23,121	—	4.1%	Principal & Interest	(3)	12/01/2050
Lofts at the Highlands Mortgage Loan	31,816	—	3.4%	Principal & Interest	(4)	08/01/2052
Total notes payable principal outstanding	$296,512	$242,856
Discount on note payable, net (5)	(2,860)	—
Total notes payable, net	$293,652	$242,856
_____________________
(1) Monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years.
(2) Monthly payments are interest-only during the first two years of the loan. Beginning with the third year of the loan, monthly payments include principal and interest with principal payments calculated using an amortization schedule of 30 years.
(3) Monthly payments for the Legacy Grand at Concord Mortgage Loan include principal and interest in the sum of $101,159.
(4) Monthly payments for the Lofts at the Highlands Mortgage Loan include principal and interest in the sum of $124,111.
(5) Represents the unamortized discount on Lofts at the Highlands Mortgage Loan due to the below-market interest rate when the loan was assumed. The discount is amortized over the remaining life of the loan.
As of June 30, 2014 and December 31, 2013, the Company’s deferred financing costs were $1.9 million and $2.0 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and six months ended June 30, 2014, the Company incurred $2.6 million and $4.9 million of interest expense, respectively. During the three and six months ended June 30, 2013, the Company incurred $2.0 million and $3.7 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2014 were $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2013 were $0.2 million and $0.2 million of amortization of deferred financing costs, respectively. As of June 30, 2014 and December 31, 2013, the Company recorded interest payable of $0.8 million and $0.7 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The following is a schedule of maturities, including principal payments, for the Company’s notes payable outstanding as of June 30, 2014 (in thousands):

July 1, 2014 through December 31, 2014	$2,481
2015	5,582
2016	5,844
2017	32,196
2018	72,958
Thereafter	177,451
$296,512

6.	FAIR VALUE DISCLOSURES
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

The following were the face value, carrying amount and fair value of the Company’s notes payable as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$296,512	$293,652	$296,286	$242,856	$242,856	$237,728
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. Despite increased capital market and credit market activity, transaction volume for certain financial instruments remains relatively low. This has made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

7.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreements with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offerings and entitle the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s real estate properties, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc and KBS Strategic Opportunity REIT II, Inc.
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
During the three and six months ended June 30, 2014 and 2013, no other transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2014 and 2013, respectively, and any related amounts payable as of June 30, 2014 and December 31, 2013 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Expensed
Asset management fees (1)	$652	$773	$1,247	$1,432	$3,701	$2,454
Reimbursable operating expenses (2)	75	115	289	218	15	63
Acquisition fees on real properties	—	797	701	1,186	—	—
Property management fees (3)	72	47	134	92	—	—
Capitalized
Construction management fees	—	—	—	—	—	134
Additional Paid-in Capital
Selling commissions	27	60	363	2,617	—	—
Dealer manager fees	13	53	173	1,549	—	—
Reimbursable other offering costs (4)	1	133	59	448	—	19
	$840	$1,978	$2,966	$7,542	$3,716	$2,670
____________________
(1) See “Amendments to the Advisory Agreement” below.
(2) Reimbursable operating expenses primarily consists of marketing research costs and property pursuit costs incurred by the Sub-Advisor. In addition, the Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $30,000 and $16,000 for the three months ended June 30, 2014 and 2013, respectively, and $53,000 and $31,000 for the six months ended June 30, 2014 and 2013, respectively, and were the only employee costs reimbursable under the Advisory Agreement for the three and six months ended June 30, 2014 and 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) See “— Property Management — Account Services Agreements.”
(4) See “— Other Offering Costs.”
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the six months ended June 30, 2014, the Advisor incurred $87,000 for the costs of the supplemental coverage obtained by the Company.
Other Offering Costs Related to Follow-on Offering
The offering costs related to the Follow-on Offering (other than selling commissions and dealer manager fees) were either paid directly by the Company or in some instances were paid by the Advisor, the Dealer Manager or their affiliates on the Company’s behalf. Offering costs include all expenses in connection with an offering and are charged as incurred as a reduction to stockholders’ equity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

Pursuant to the Advisory Agreement and the Follow-on Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for offering costs paid by them on the Company’s behalf. However, at the termination of the primary Follow-on Offering and at the termination of the offering under the Company’s dividend reinvestment plan, the Advisor agreed to reimburse the Company to the extent that selling commissions, dealer manager fees and other offering expenses incurred by the Company exceed 15% of the gross offering proceeds. Further the Company is only liable to reimburse offering costs incurred by the Advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by the Company on offering expenses, does not exceed 15% of the gross proceeds of the primary Follow-on Offering and the offering under the Company’s dividend reinvestment plan as of the date of reimbursement. Within 30 days after the end of the month in which the Company’s primary Follow-on Offering terminates, the Dealer Manager must reimburse the Company to the extent that the Company’s reimbursements to the Dealer Manager and payment of selling commissions and dealer manager fees cause total underwriting compensation for the Company’s primary Follow-on Offering to exceed 10% of the gross offering proceeds from the primary Follow-on Offering.
The Company ceased offering shares in the primary Follow-on Offering on March 31, 2014 and completed subscription processing procedures on April 30, 2014. Through April 30, 2014, the Company sold an aggregate of 2,051,925 shares of common stock in the Follow-on Offering for gross offering proceeds of $21.5 million, including 555,727 shares under the dividend reinvestment plan for proceeds of $5.7 million. Total offering expenses in the Follow-on Offering were $4.2 million, including $1.8 million in underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority). After reimbursements from the Advisor and the Dealer Manager, the Company incurred offering expenses of $3.2 million in the Follow-on Offering (representing 15.0% of gross offering proceeds), which includes underwriting compensation of $1.6 million (representing 9.9% of primary Follow-on Offering proceeds). Including the reimbursements to the Company, the Dealer Manager incurred underwriting expenses of $0.2 million in the Follow-on Offering.
Advisory Agreement - Asset Management Fees
Pursuant to the advisory agreement, the asset management fee payable by the Company to the Advisor with respect to investments in real estate is a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs (regardless of the level of debt used to finance the investment), and (ii) 2.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs, less any debt used to finance the investment.
The advisory agreement defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by the Advisor’s in accordance with the advisory agreement that remain unpaid. As of June 30, 2014, the Company had accrued and deferred payment of $1.5 million of asset management fees for February through July 2013 under the advisory agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

In addition, the advisory agreement defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with the advisory agreement. As of June 30, 2014, the Company had accrued and deferred payment of $2.2 million of asset management fees for August 2013 through June 2014 under the advisory agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
However, notwithstanding any of the foregoing, any and all deferred asset management fees shall be immediately due and payable at such time as the Company’s stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to the Company’s share redemption plan, and (ii) an 8.0% per year cumulative, non-compounded return on such net invested capital (the “Stockholders’ 8% Return”). The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of the Company’s stockholders to have received any minimum return in order for the Advisor to receive deferred asset management fees.
Property Management — Account Services Agreements
In connection with each of its acquisitions of Poplar Creek, The Residence at Waterstone, Legacy Crescent Park, Legacy at Martin’s Point, Wesley Village, Millennium Apartment Homes, Legacy Grand at Concord and Lofts at the Highlands, the Company, through an indirect wholly owned subsidiary, entered into separate Property Management — Account Services Agreements (collectively, the “Services Agreement”) with Legacy Partners Residential L.P. (“LPR”), an affiliate of the Sub-Advisor, pursuant to which LPR will provide certain account maintenance and bookkeeping services related to these properties. Under each Services Agreement, the Company pays LPR a monthly fee in an amount equal to 1% of each property’s gross monthly collections. Unless otherwise provided for in an approved operating budget for a property, LPR will be responsible for all expenses that it incurs in rendering services pursuant to each Services Agreement. Each Services Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Services Agreement. Notwithstanding the foregoing, the Company may terminate each Services Agreement at any time without cause upon 30 days’ prior written notice to LPR. The Company may also terminate each Services Agreement with cause immediately upon notice to LPR and the expiration of any applicable cure period. LPR may terminate each Services Agreement at any time without cause upon 90 days’ prior written notice to the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2014
(unaudited)

8.	UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and six months ended June 30, 2014 and 2013. The Company acquired two apartment complexes during the six months ended June 30, 2014, both of which were accounted for as business combinations. The following unaudited pro forma information for the three and six months ended June 30, 2014 and 2013 has been prepared to give effect to the acquisition of Lofts at the Highlands as if the acquisition occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on January 1, 2013, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$10,823	$8,789	$21,025	$16,397
Depreciation and amortization	$3,160	$3,618	$6,159	$7,206
Net loss	$(729)	$(3,383)	$(1,775)	$(6,108)
Net loss per common share, basic and diluted	$(0.04)	$(0.18)	$(0.09)	$(0.34)
Weighted-average number of common shares outstanding, basic and diluted	19,897,474	19,314,029	19,897,474	17,763,372
The unaudited pro forma information for the six months ended June 30, 2014 was adjusted to exclude $0.6 million of acquisition costs incurred in 2014 related to Lofts at the Highlands.

9.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor and the Sub-Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.
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
June 30, 2014
(unaudited)

10.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 1, 2014, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2014 through June 30, 2014. On August 1, 2014, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2014 through July 31, 2014.
Distributions Declared
On July 7, 2014, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2014 through August 31, 2014, which the Company expects to pay in September 2014. On August 4, 2014, the Company’s board of directors declared distributions based on daily record dates for the period from September 1, 2014 through September 30, 2014, which the Company expects to pay in October 2014, and distributions based on daily record dates for the period from October 1, 2014 through October 31, 2014, which the Company expects to pay in November 2014. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the initial primary offering price for the Initial Offering of $10.00 per share or a 5.93% annualized rate based on the most recent offering price in the Company’s now terminated primary Follow-on Offering of $10.96 per share (which became effective March 11, 2014).

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

•
All of our executive officers, some of our directors and other key real estate professionals are also officers, managers, directors, key professionals and/or holders of a controlling interest in our advisor, the sub-advisor, our dealer manager and other sponsor-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other programs and investors advised by our sponsors. Fees paid to our advisor in connection with the acquisition and management of our properties are based on the cost of the property, not on the quality of the services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us and could result in unanticipated actions.

•
We did not raise the maximum offering amount in our public offerings. Because we raised substantially less than the maximum offering amount, we were not able to invest in as diverse a portfolio of real estate properties as we otherwise would and the value of an investment in us will vary more widely with the performance of specific assets. There is a greater risk that stockholders will lose money in their investment in us, as we have less diversity in our portfolio.

•
We pay substantial fees to and expenses of our advisor and its affiliates and, in connection with our public offerings, we paid substantial fees to participating broker-dealers. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders.

•
From time to time during our operational stage, we have used and expect to use proceeds from financings to fund distributions. Our organizational documents permit us to pay distributions from any source, including offering proceeds, which may constitute a return of capital. We have not established a limit on the amount of distributions that we may fund from sources other than from cash flows from operations.

•
Our policies do not limit us from incurring debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our total liabilities would exceed this limit. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.

•	Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to stockholders.

•
We depend on tenants for our revenue and, accordingly, our revenue is dependent upon our tenants. Revenues from our real property investments could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency or early termination or non-renewal of existing tenant leases) and/or lower rental rates, limiting our ability to pay distributions to our stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Because of limitations on the dollar value of shares that may be redeemed under our Fourth Amended Share Redemption Program (described in Part II, Item 2(c) herein), and based on redemptions through the July 2014 redemption date and the expected pace of redemption requests for the August 2014 redemption date, we expect to exhaust funds available for “ordinary redemptions” for the remainder of 2014 in August 2014. Ordinary redemptions are redemptions not sought in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (each as defined in the Fourth Amended Share Redemption Program). Beginning in August 2014, we will have approximately $10,000 available for ordinary redemptions for the remainder of 2014.

All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, all filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to continue to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
We have invested in and manage a portfolio of high quality apartment communities located throughout the United States. Our portfolio includes “core” apartment buildings that are already well positioned and producing rental income. As of June 30, 2014, we owned 11 apartment complexes.
KBS Capital Advisors LLC (“KBS Capital Advisors”) is our advisor. As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations and our portfolio of real estate assets. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors delegates certain advisory duties to a sub-advisor, KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), which is a joint venture among KBS Capital Advisors and Legacy Partners Residential Realty LLC. Notwithstanding such delegation to the Sub-Advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors makes recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, approves our investments. KBS Capital Advisors, either directly or through the Sub-Advisor, also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our Sub-Advisor owns 20,000 shares of our common stock. We have no paid employees.
On March 12, 2010, we commenced our initial public offering of 280,000,000 shares of common stock for sale to the public, of which 80,000,000 shares were offered pursuant to our dividend reinvestment plan (the “Initial Offering”). We retained KBS Capital Markets Group LLC (“KBS Capital Markets Group”), an affiliate of our advisor, to serve as the dealer manager for the Initial Offering pursuant to a dealer manager agreement dated March 12, 2010 (the “Initial Dealer Manager Agreement”).
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
We retained KBS Capital Markets Group to serve as the dealer manager for the Follow-on Offering pursuant to a dealer manager agreement dated March 8, 2013 (the “Follow-on Dealer Manager Agreement” and together with the Initial Dealer Manager Agreement, the “Dealer Manager Agreements”). On March 12, 2013, we ceased offering shares pursuant to the Initial Offering and on March 13, 2013, we commenced offering shares to the public pursuant to the Follow-on Offering. We ceased offering shares of common stock in the primary Follow-on Offering on March 31, 2014 and completed subscription processing procedures on April 30, 2014. We continue to offer shares under the dividend reinvestment plan.
In the Initial Offering through its completion on March 12, 2013, we sold 18,088,084 shares of common stock for gross offering proceeds of $179.2 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million. We sold an aggregate of 1,496,198 shares of common stock in our primary Follow-on Offering for gross offering proceeds of $15.9 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2014, we had sold an aggregate of 20,230,295 shares of common stock in the Offerings for gross offering proceeds of $201.6 million, including an aggregate of 1,014,885 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $10.1 million. Also, as of June 30, 2014, we had redeemed 352,820 shares sold in the Offerings for $3.4 million. We have used substantially all of the net proceeds from the Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.
Market Outlook ─ Multi-Family Real Estate and Finance Markets
The Great Recession of 2008 - 2009 resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends continued throughout 2011 and into 2012. Since the second quarter of 2012, vacancy has stabilized at approximately its equilibrium rate; however, while rent growth moderated during 2013, it has remained at an above average annual rate.
According to the U.S. Bureau of Labor Statistics (“BLS”), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the Great Recession. Since 2009, employment has increased by over 9.1 million jobs (through June 2014). The BLS also reported that the unemployment rate peaked in 2009 at 10.0% and was down to 6.7% by the end of 2013. During the second quarter of 2014, the unemployment rate declined from 6.7% to 6.1%.
Witten Advisors reported that apartment vacancies in the U.S. were 7.8% at the end of 2009 (“U.S. Apartment Markets Forecast,” Second Quarter 2014). Apartment vacancies declined steadily throughout 2010 and 2011, stabilizing at 5%, the approximate equilibrium vacancy rate, in the second half of 2012. As of the end of the first quarter of 2014, Witten Advisors reported that U.S. apartment vacancies were down to 4.8%. Witten Advisors also reported that effective rents for U.S. apartments were up by 2.0% and 4.2% in 2010 and 2011, respectively, in contrast to the decline in effective rents of 4.4% in 2009. Effective rents continued to grow in 2012 at 3.9%, as compared to the long-term average growth rate of 2.7%, and were 3.4% for the twelve months ending March 2014.
Class A multifamily capitalization rates in the U.S. averaged 4.68% in the fourth quarter of 2007 (Witten Advisors: “U.S. Apartment Markets Forecast,” Second Quarter 2014). Capitalization rates increased to 5.79% by the fourth quarter of 2009, reflecting the decline in Class A multifamily property values as a result of the Great Recession. By the first quarter of 2011, the average Class A capitalization rate had declined to approximately 5.0%, where it remained through the third quarter of 2013. Since then, Class A multifamily capitalization rates declined modestly, ending the first quarter of 2014 at 4.8%.
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

•
Housing Shift - More people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 35.3% at the end of the second quarter 2014. This equates to approximately 4.7 million additional renter households in the United States, according to Witten Advisors, over that time period.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other positive factors for multifamily real estate investment include:

•
Diminished supply - According to Witten Advisors (“U.S. Apartment Markets Forecast,” Second Quarter 2014), multifamily rental construction starts in the U.S. averaged approximately 300,000 units per year for the decade ended December 2005. In comparison, starts were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. In 2011, 2012 and 2013, rental construction starts in the United States were 147,000, 204,000 and 268,000 units, respectively. Multifamily rental construction starts are expected to peak at approximately 275,000 units in 2014 before easing to 220,000 units in 2017.

•
Availability of Debt Capital - Although there was a tightening of lending standards for multifamily real estate following the Great Recession, capital remained readily available for the multifamily sector, which is in stark contrast to other commercial real estate sectors. This is in part due to the lower risk of multifamily investments as compared to the other primary property types and the continued support of government sponsored entities such as Fannie Mae, Freddie Mac, and the Federal Housing Administration.

•
Maturing loans - More than $400 billion of multifamily loans is expected to mature from 2012 through 2016 (Marcus & Millichap Research Services, April 2012). We believe these loan maturities will provide opportunities to purchase properties from sellers in need of liquidity or those faced with repayment deadlines.

Liquidity and Capital Resources
Our principal demand for funds during the short and long-term is and will be for the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. To date, we have had four primary sources of capital for meeting our cash requirements:

•	Proceeds from our now terminated primary Offerings;

•	Proceeds from our dividend reinvestment plan;

•	Debt financings; and

•	Cash flow generated by our real estate investments.
As of June 30, 2014, we had sold an aggregate of 20,230,295 shares of common stock in the Offerings for gross offering proceeds of $201.6 million, including an aggregate of 1,014,885 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $10.1 million. Also as of June 30, 2014, we had redeemed 352,820 shares sold in the Offerings for $3.4 million. To date, we have invested a significant amount of the proceeds from the primary portion of the Offerings in real estate and do not anticipate making significant additional real estate acquisitions due to the termination of the Follow-on Offering on March 31, 2014. We intend to use our cash on hand, cash flow generated by our real estate operations and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
As of June 30, 2014, we owned 11 apartment complexes. Our operating cash needs were met through cash flow generated by our real estate investments. Our real estate investments generate cash flow in the form of rental revenues, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and how well we manage our expenditures. As of June 30, 2014, our real estate property investments were 94% occupied.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2014 did not exceed the charter-imposed limitation.
As of June 30, 2014, our total debt outstanding was $296.5 million. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2014, our borrowings and other liabilities were approximately 67% of the cost (before depreciation or other noncash reserves) of our tangible assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the six months ended June 30, 2014, our cash needs for acquisitions, capital expenditures and debt servicing were met with proceeds from the Offerings and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate investments.
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of June 30, 2014, we owned 11 apartment complexes. During the six months ended June 30, 2014, net cash provided by operating activities was $4.9 million. We expect that our cash flows from operating activities to vary over time but will generally increase in future years as a result of owning the assets acquired in 2014 for an entire period. We do not anticipate making significant additional real estate acquisitions due to the termination of the Follow-on Offering on March 31, 2014.
Cash Flows from Investing Activities
Net cash used in investing activities was $15.7 million for the six months ended June 30, 2014 and consisted of the following:

•	$13.1 million used for the acquisitions of two apartment complexes;

•	$2.8 million of improvements to real estate; and

•	$0.2 million decrease in restricted cash for capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $0.5 million for the six months ended June 30, 2014 and consisted primarily of the following:

•	$1.5 million of principal payments on our mortgage notes payable and payments of deferred financing costs of $0.1 million;

•
$5.7 million of cash provided by offering proceeds related to our Follow-on Offering, net of payments of commissions and dealer manager fees of $0.5 million, other organization and offering expenses of $0.3 million and reimbursements of other offering costs from affiliates of $0.7 million;

•	$3.6 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $2.8 million; and

•	$1.0 million of cash used for redemptions of common stock.
In addition to using our capital resources to make investments in accordance with our investment objectives, to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We pay our advisor fees in connection with the acquisition of our assets, in connection with the management of our assets and for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor is an asset management fee.
Advisory Agreement - Asset Management Fee
Pursuant to the advisory agreement, the asset management fee payable by us to our advisor with respect to investments in real estate is a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs (regardless of the level of debt used to finance the investment), and (ii) 2.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs, less any debt used to finance the investment.
The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. As of June 30, 2014, we had accrued and deferred payment of $1.5 million of asset management fees for February through July 2013 under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition, the advisory agreement defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers our obligation to pay an asset management fee for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by our advisor in accordance with the advisory agreement. As of June 30, 2014, we had accrued and deferred payment of $2.2 million of asset management fees for August 2013 through June 2014 under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
However, notwithstanding any of the foregoing, any and all deferred asset management fees shall be immediately due and payable at such time as our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption plan, and (ii) an 8.0% per year cumulative, non-compounded return on such net invested capital (the “Stockholders’ 8% Return”). The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to receive deferred asset management fees.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2014 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$296,512	$2,481	$11,426	$105,154	$177,451
Interest payments on outstanding debt obligations (2)	80,446	4,960	19,369	16,877	39,240
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of June 30, 2014. We incurred interest expense of $4.7 million, excluding amortization of deferred financing costs and discount on notes payable of $0.2 million, for the six months ended June 30, 2014.
Results of Operations
Our results of operations for the six months ended June 30, 2014 are not necessarily indicative of those expected in future periods. We ceased offering shares of common stock in the primary Follow-on Offering on March 31, 2014, but continue to offer shares under the dividend reinvestment plan. As of June 30, 2013, we owned nine apartment complexes and as of June 30, 2014, we owned 11 apartment complexes. As a result, the results of operations for the three and six months ended June 30, 2014 and 2013 are not directly comparable as we were still investing the proceeds from the Offerings during those periods. We do not anticipate making significant additional real estate investments due to the termination of the primary Follow-on Offering on March 31, 2014. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the investments acquired in 2014 for an entire period.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the three months ended June 30, 2014 versus the three months ended June 30, 2013
The following table provides summary information about our results of operations for the three months ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2014	2013
Rental income	$10,823	$7,912	$2,911	37%	$2,742	$169
Operating, maintenance, and management costs	2,939	1,995	944	47%	777	167
Real estate taxes and insurance	1,461	941	520	55%	268	252
Asset management fees to affiliate	652	773	(121)	(16)%	138	(259)
Property management fees to affiliate	72	47	25	53%	25	—
Real estate acquisition fees and expenses to affiliate	—	797	(797)	(100)%	(797)	—
Real estate acquisition fees and expenses	12	754	(742)	(98)%	(742)	—
General and administrative expenses	567	624	(57)	(9)%	n/a	n/a
Depreciation and amortization expense	3,416	3,351	65	2%	793	(728)
Interest expense	2,639	1,976	663	34%	752	(89)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 related to real estate investments acquired on or after April 1, 2013.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 with respect to real estate investments owned by us throughout both periods presented.
Rental income increased from $7.9 million for the three months ended June 30, 2013 to $10.8 million for the three months ended June 30, 2014, primarily as a result of the growth in our real estate portfolio.
Property operating costs and real estate taxes and insurance increased from $2.9 million for the three months ended June 30, 2013 to $4.4 million for the three months ended June 30, 2014. The increase in property operating costs and real estate taxes and insurance was primarily due to the growth in our real estate portfolio.
Asset management fees with respect to our real estate investments decreased from $0.8 million for the three months ended June 30, 2013 to $0.7 million for the three months ended June 30, 2014, as a result of a $0.2 million decrease from properties held throughout both periods due to a change in our asset management fee calculation beginning August 1, 2013 in accordance with an amendment to our advisory agreement, partially offset by a $0.1 million increase due to the growth in our real estate portfolio. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources - Advisory Agreement - Asset Management Fee” herein. As of June 30, 2014, we had deferred the payment of $3.7 million in asset management fees incurred from February 2013 through June 2014 and recorded a liability for this amount.
Real estate acquisition fees and expenses to affiliate and non-affiliate were $1.6 million for the three months ended June 30, 2013 and related to the acquisitions of two apartment complexes. We did not incur any real estate acquisition fees and expenses during the three months ended June 30, 2014.
Depreciation and amortization expense increased slightly from $3.3 million for the three months ended June 30, 2013 to $3.4 million for the three months ended June 30, 2014. Depreciation and amortization expenses increased by $0.8 million due to the growth in our real estate portfolio. This increase was offset by a $0.7 million decrease in depreciation and amortization from properties held throughout both periods due to a decrease in amortization of tenant origination costs related to in-place leases that were fully amortized subsequent to June 30, 2013. We expect that our depreciation and amortization expenses will decrease in future periods as a result of a decrease in amortization of tenant origination costs related to lease expirations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense increased from $2.0 million for the three months ended June 30, 2013 to $2.6 million for the three months ended June 30, 2014. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in an increase in our average debt outstanding during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.
Comparison of the six months ended June 30, 2014 versus the six months ended June 30, 2013
The following table provides summary information about our results of operations for the six months ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2014	2013
Rental income	$20,440	$14,642	$5,798	40%	$5,478	$320
Operating, maintenance, and management costs	5,332	3,646	1,686	46%	1,444	242
Real estate taxes and insurance	2,854	1,868	986	53%	661	325
Asset management fees to affiliate	1,247	1,432	(185)	(13)%	281	(466)
Property management fees to affiliate	134	92	42	46%	40	2
Real estate acquisition fees and expenses to affiliate	701	1,186	(485)	(41)%	(485)	—
Real estate acquisition fees and expenses	264	956	(692)	(72)%	(692)	—
General and administrative expenses	1,247	1,154	93	8%	n/a	n/a
Depreciation and amortization expense	6,496	6,162	334	5%	1,181	(847)
Interest expense	4,937	3,667	1,270	35%	1,364	(94)
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 related to real estate investments acquired on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 with respect to real estate investments owned by us throughout both periods presented.
Rental income increased from $14.6 million for the six months ended June 30, 2013 to $20.4 million for the six months ended June 30, 2014, primarily as a result of the growth in our real estate portfolio. We expect that our rental income will increase in future periods as a result of owning the assets acquired in 2014 for an entire period.
Property operating costs and real estate taxes and insurance increased from $5.5 million for the six months ended June 30, 2013 to $8.2 million for the six months ended June 30, 2014. The increase in property operating costs and real estate taxes and insurance was due to the growth in our real estate portfolio. We expect that our property operating costs and real estate taxes and insurance will increase in future periods as a result of owning the assets acquired in 2014 for an entire period.
Asset management fees with respect to our real estate investments decreased from $1.4 million for the six months ended June 30, 2013 to $1.2 million for the six months ended June 30, 2014, as a result of a $0.5 million decrease from properties held throughout both periods due to a change in our asset management fee calculation beginning August 1, 2013 in accordance with our advisory agreement, offset by a $0.3 million increase due to the growth in our real estate portfolio. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources - Advisory Agreement - Asset Management Fee” herein. We expect that our asset management fees will increase in future periods as a result of owning the assets acquired in 2014 for an entire period.
Real estate acquisition fees and expenses to affiliate and non-affiliate decreased from $2.1 million for the six months ended June 30, 2013 to $1.0 million for the six months ended June 30, 2014. The decrease is primarily due to the difference in the total acquisition cost for the real estate properties acquired during the six months ended June 30, 2013 of $116.9 million compared to the total acquisition cost for the real estate properties acquired during the six months ended June 30, 2014 of $69.8 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization expense increased from $6.2 million for the six months ended June 30, 2013 to $6.5 million for the six months ended June 30, 2014. Depreciation and amortization expenses increased by $1.2 million due to the growth in our real estate portfolio. This increase was offset by a $0.9 million decrease in depreciation and amortization from the properties held throughout both periods due to a decrease in amortization of tenant origination costs related to in-place leases that were fully amortized subsequent to June 30, 2013. We expect that our depreciation and amortization expenses will decrease in future periods as a result of a decrease in amortization of tenant origination costs related to lease expirations.
Interest expense increased from $3.7 million for the six months ended June 30, 2013 to $4.9 million for the six months ended June 30, 2014. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in an increase in our average debt outstanding during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. We expect interest expense to increase in future periods as a result of owning the assets acquired in 2014 for an entire period.
Offering Costs Related to Follow-on Offering
Our offering costs related to the Follow-on Offering (other than selling commissions and dealer manager fees) were either paid directly by us or in some instances were paid by our advisor, our dealer manager or their affiliates on our behalf. Offering costs include all expenses in connection with an offering and are charged as incurred as a reduction to stockholders’ equity.
Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for offering costs paid by them on our behalf. However, at the termination of the primary Follow-on Offering and at the termination of the offering under our dividend reinvestment plan, our advisor agreed to reimburse us to the extent that selling commissions, dealer manager fees and other offering expenses incurred by us exceed 15% of the gross offering proceeds. Further we are only liable to reimburse offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on offering expenses, does not exceed 15% of the gross proceeds of the primary Follow-on Offering and the offering under our dividend reinvestment plan as of the date of reimbursement. Within 30 days after the end of the month in which our primary Follow-on Offering terminates, our dealer manager must reimburse us to the extent that our reimbursements to the dealer manager and payment of selling commissions and dealer manager fees cause total underwriting compensation for our primary Follow-on Offering to exceed 10% of the gross offering proceeds from the primary Follow-on Offering.
We ceased offering shares in the primary offering of the Follow-on Offering on March 31, 2014 and completed subscription processing procedures on April 30, 2014. Through April 30, 2014, we sold an aggregate of 2,051,925 shares of common stock in the Follow-on Offering for gross offering proceeds of $21.5 million, including 555,727 shares under the dividend reinvestment plan for proceeds of $5.7 million. Total offering expenses in the Follow-on Offering were $4.2 million, including $1.8 million in underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority). After reimbursements from our advisor and the dealer manager, we incurred offering expenses of $3.2 million in the Follow-on Offering (representing 15.0% of gross offering proceeds), which includes underwriting compensation of $1.6 million (representing 9.9% of primary Follow-on Offering proceeds). Including the reimbursements to us, our dealer manager incurred underwriting expenses of $0.2 million in the Follow-on Offering.
Funds from Operations and Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

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
We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.  Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with management’s analysis of the operating performance of the portfolio over time, including periods after our acquisition stage.  MFFO also excludes non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.  However, MFFO has limitations as a performance measure during the offering stage for non-traded REITs where the price of a share of common stock is a stated value. As a result, MFFO should not be used as a metric to determine or evaluate the net asset value.
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
Although MFFO includes other adjustments, the exclusion of acquisition fees and expenses is the most significant adjustment for the periods presented.  We have excluded this item based on the following economic considerations:

•
Acquisition fees and expenses.  Acquisition fees and expenses related to the acquisition of real estate are expensed.  Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.  Additionally, acquisition fees and expenses to date have been funded from the proceeds from our Offerings and debt financings and not from our operations.  We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2014 and 2013 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(930)	$(3,336)	$(2,761)	$(5,503)
Depreciation of real estate assets	2,824	1,843	5,474	3,565
Amortization of lease-related costs	592	1,508	1,022	2,597
FFO	2,486	15	3,735	659
Real estate acquisition fees and expenses to affiliate	—	797	701	1,186
Real estate acquisition fees and expenses	12	754	264	956
Amortization of discount on note payable	20	—	35	—
MFFO	$2,518	$1,566	$4,735	$2,801
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not be able to pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from our Offerings. Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2014 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows from Operations
Period			Cash	Reinvested	Total
First Quarter 2014	$3,126	$0.160	$1,747	$1,344	$3,091	$462
Second Quarter 2014	3,225	0.162	1,837	1,413	3,250	4,458
	$6,351	$0.322	$3,584	$2,757	$6,341	$4,920
_____________________
(1) Distributions for the period from January 1, 2014 through June 30, 2014 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the periods presented.
(3) Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2014, we paid aggregate distributions of $6.3 million, including $3.6 million of distributions paid in cash and $2.7 million of distributions reinvested through our dividend reinvestment plan. FFO for the six months ended June 30, 2014 was $3.7 million and cash flows from operations was $4.9 million. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $3.7 million of cash flows from operations and $2.6 million of debt financing. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreements. See the reconciliation of FFO to net loss above.
From inception through June 30, 2014, we paid aggregate distributions of $23.6 million, and our cumulative net loss for the same period was $24.9 million. To the extent that we pay distributions from sources other than our cash flows from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations and FFO (except with respect to distributions related to sales of our assets). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward - Looking Statements,” “Market Outlook — Multi-Family Real Estate and Finance Markets” and “Results of Operations” herein, and the risks discussed herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flows from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC. There have been no significant changes to our policies during 2014.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 1, 2014, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2014 through June 30, 2014. On August 1, 2014, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2014 through July 31, 2014.
Distributions Declared
On July 7, 2014, our board of directors declared distributions based on daily record dates for the period from August 1, 2014 through August 31, 2014, which we expect to pay in September 2014. On August 4, 2014, our board of directors declared distributions based on daily record dates for the period from September 1, 2014 through September 30, 2014, which we expect to pay in October 2014, and distributions based on daily record dates for the period from October 1, 2014 through October 31, 2014, which we expect to pay in November 2014. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the initial primary offering price for our Initial Offering of $10.00 per share or a 5.93% annualized rate based on the most recent offering price in our now terminated primary Follow-on Offering of $10.96 per share (which became effective March 11, 2014).

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2014, the fair value estimate of our fixed rate debt was $296.3 million and the carrying value of our fixed rate debt was $293.7 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, to the extent we have any variable rate debt, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2014, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt at June 30, 2014 was 3.3%. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2014.
For a discussion of the interest rate risks related to the current capital and credit markets, see the risks discussed in Part I, Item IA of our Annual Report on form 10-K for the year ended December 31, 2013, as filed with the SEC.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flows from operations. To the extent that we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions from the sale of assets. To the extent that we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investment in real estate properties and the overall return to our stockholders may be reduced. In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations.
For the year ended December 31, 2013, we paid aggregate distributions of $11.1 million, including $6.3 million of distributions paid in cash and $4.8 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2013 was $4.6 million and cash flows from operations was $8.2 million. We funded our total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with $8.2 million of cash flows from operations (74%) and $2.9 million of debt financing (26%). For the year ended December 31, 2013, FFO represented 42% of total distributions paid.
For the six months ended June 30, 2014, we paid aggregate distributions of $6.3 million, including $3.6 million of distributions paid in cash and $2.7 million of distributions reinvested through our dividend reinvestment plan. FFO for the six months ended June 30, 2014 was $3.7 million and cash flows from operations was $4.9 million. We funded our total distributions paid for the six months ended June 30, 2014 with $3.7 million of cash flows from operations (59%) and $2.6 million of debt financing (41%). For the six months ended June 30, 2014, FFO represented 59% of total distributions paid.
See Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” and “Distributions” herein and in Part II, Item VII, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013.
We expect to exhaust funds available for ordinary redemptions for the remainder of 2014 in August 2014.
Because of limitations on the dollar value of shares that may be redeemed under our Fourth Amended Share Redemption Program as described above, and based on redemptions through the July 2014 redemption date and the expected pace of redemption requests for the August 2014 redemption date, we expect to exhaust funds available for “ordinary redemptions” for the remainder of 2014 in August 2014. Ordinary redemptions are redemptions not sought in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (each as defined in the Fourth Amended Share Redemption Program).

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)
On March 12, 2010, our Registration Statement on Form S-11 (File No. 333-161449), covering a public offering of up to 200,000,000 shares, or up to $2,000,000,000 of shares, of common stock in our primary offering and 80,000,000 shares, or up to $760,000,000 of shares, of common stock under our dividend reinvestment plan (the “Initial Offering”), was declared effective under the Securities Act of 1933. We commenced our Initial Offering on March 12, 2010 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. Our Initial Offering terminated on March 12, 2013 and from inception through March 12, 2013, we sold 18,088,084 shares of common stock in our Initial Offering for gross offering proceeds of $179.2 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million.

We incurred selling commissions, dealer manager fees and other organization and offering costs from our Initial Offering in the amounts set forth below. With respect to the Initial Offering, we paid selling commissions and dealer manager fees to our dealer manager, and our dealer manager reimbursed all of the selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimbursed our advisor and our dealer manager for certain offering expenses as described in our prospectus for the Initial Offering, as amended and supplemented:

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
We have used substantially all of the net proceeds from our Initial Offering to invest in and manage a diverse portfolio of high quality apartment communities located throughout the United States. We have used the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; development costs; capital expenditures; tenant improvement costs and other funding obligations. As of June 30, 2014, we had used the net proceeds from our initial public offering and debt financing to acquire $424.0 million in real estate, including $7.3 million of acquisition fees and expenses.

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

c)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•
Unless the shares are being redeemed in connection with a stockholder’s death, qualifying disability or determination of incompetence, we may not redeem shares until the stockholder has held his or her shares for one year.

•
Subject to the limitations of the Fourth Amended Share Redemption Program, during each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

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
During the six months ended June 30, 2014, we fulfilled all redemption requests received in good order and eligible for redemption under the Fourth Amended Share Redemption Program. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	400	$9.25	(3)
February 2014	10,762	9.38	(3)
March 2014	29,874	9.52	(3)
April 2014	1,430	9.25	(3)
May 2014	40,621	9.49	(3)
June 2014	25,429	9.31	(3)
Total	108,516
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
Notwithstanding the above, upon the death, qualifying disability or determination of incompetence of a stockholder, the redemption price would be the amount paid to acquire the shares from us. Furthermore, once we establish an estimated value per share of our common stock for a purpose other than to set the price to acquire a share in one of our public offerings after the completion of our offering stage, the redemption price per share for all stockholders would be equal to the estimated value per share, as determined by our advisor and/or an independent valuation firm. “Public equity offering” for this purpose does not include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in our Operating Partnership.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. During the six months ended June 30, 2014, we redeemed $1.0 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 30, 2014 redemption date. Effective February 27, 2014, the redemption limitation for 2014 was reduced to $2.0 million. Based on the $2.0 million limitation for 2014 and redemptions through June 30, 2014, we may redeem up to $1.0 million of shares for the remainder of 2014.
Because of limitations on the dollar value of shares that may be redeemed under our Fourth Amended Share Redemption Program as described above, and based on redemptions through the July 2014 redemption date and the expected pace of redemption requests for the August 2014 redemption date, we expect to exhaust funds available for ordinary redemptions for the remainder of 2014 in August 2014. Beginning in August 2014, we will have approximately $10,000 available for ordinary redemptions for the remainder of 2014.

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	August 6, 2014	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	August 6, 2014	By:	/s/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)