Form 10-Q
period 2014-09-30
KBS Legacy Partners Apartment REIT, Inc.
filed 2014-11-13
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2014
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
Yes  ☐  No  ☒
 As of November 7, 2014, there were 20,045,165 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Real estate:
Land	$46,828	$42,363
Buildings and improvements	362,451	301,022
Tenant origination and absorption costs	—	249
Total real estate, cost	409,279	343,634
Less accumulated depreciation and amortization	(21,436)	(13,317)
Total real estate, net	387,843	330,317
Cash and cash equivalents	24,472	36,698
Restricted cash	4,336	4,454
Deferred financing costs, prepaid expenses and other assets	7,115	6,697
Total assets	$423,766	$378,166
Liabilities and stockholders’ equity
Notes payable	$292,448	$242,856
Accounts payable and accrued liabilities	4,939	5,040
Due to affiliates	4,343	2,670
Distributions payable	1,068	1,054
Other liabilities	1,181	725
Total liabilities	303,979	252,345
Commitments and contingencies (Note 9)
Redeemable common stock	2,036	4,761
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 19,970,415 and 19,196,501 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	200	192
Additional paid-in capital	170,892	161,328
Cumulative distributions and net losses	(53,341)	(40,460)
Total stockholders’ equity	117,751	121,060
Total liabilities and stockholders’ equity	$423,766	$378,166
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$10,909	$9,136	$31,349	$23,778
Total revenues	10,909	9,136	31,349	23,778
Expenses:
Operating, maintenance, and management	2,950	2,470	8,282	6,116
Real estate taxes and insurance	1,470	1,390	4,324	3,258
Asset management fees to affiliate	670	671	1,917	2,103
Property management fees to affiliate	73	58	207	150
Real estate acquisition fees to affiliate	—	—	701	1,186
Real estate acquisition fees and expenses	—	25	264	981
General and administrative expenses	556	485	1,803	1,639
Depreciation and amortization	3,107	3,332	9,603	9,494
Interest expense	2,644	2,239	7,581	5,906
Total expenses	11,470	10,670	34,682	30,833
Other income:
Interest and other income	61	8	72	26
Net loss	$(500)	$(1,526)	$(3,261)	$(7,029)
Net loss per common share, basic and diluted	$(0.03)	$(0.08)	$(0.16)	$(0.41)
Weighted-average number of common shares outstanding, basic and diluted	19,953,306	18,422,456	19,788,480	17,233,878
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2013 and the Nine Months Ended September 30, 2014 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2012	12,866,456	$129	$107,685	$(21,242)	$86,572
Issuance of common stock	6,538,502	65	65,074	—	65,139
Redemptions of common stock	(208,457)	(2)	(1,976)	—	(1,978)
Transfers to redeemable common stock	—	—	(2,532)	—	(2,532)
Distributions declared	—	—	—	(11,473)	(11,473)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(4,898)	—	(4,898)
Other offering costs	—	—	(2,025)	—	(2,025)
Net loss	—	—	—	(7,745)	(7,745)
Balance, December 31, 2013	19,196,501	192	161,328	(40,460)	121,060
Issuance of common stock	946,059	10	9,955	—	9,965
Redemptions of common stock	(172,145)	(2)	(1,640)	—	(1,642)
Transfers from redeemable common stock	—	—	2,403	—	2,403
Distributions declared	—	—	—	(9,620)	(9,620)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(536)	—	(536)
Other offering costs	—	—	(618)	—	(618)
Net loss	—	—	—	(3,261)	(3,261)
Balance, September 30, 2014	19,970,415	$200	$170,892	$(53,341)	$117,751
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(3,261)	$(7,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,603	9,494
Bad debt expense	285	250
Loss due to property damages	576	1,478
Amortization of discount on notes payable	57	—
Amortization of deferred financing costs	311	476
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(421)	(414)
Prepaid expenses and other assets	(733)	(2,551)
Accounts payable and accrued liabilities	96	1,008
Due to affiliates	1,826	1,852
Other liabilities	134	(171)
Net cash provided by operating activities	8,473	4,393
Cash Flows from Investing Activities:
Acquisitions of real estate	(13,141)	(114,875)
Improvements to real estate	(3,865)	(2,626)
Restricted cash for capital expenditures	539	—
Net cash used in investing activities	(16,467)	(117,501)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	76,220
Principal payments on mortgage note payable	(2,733)	(790)
Payments of deferred financing costs	(90)	(1,025)
Proceeds from issuance of common stock	5,785	53,801
Payments to redeem common stock	(1,642)	(1,274)
Payments of commissions on stock sales and related dealer manager fees	(536)	(4,313)
Payments of other offering costs	(335)	(1,948)
Reimbursements of other offering costs from affiliates	745	—
Distributions paid	(5,426)	(4,621)
Net cash (used in) provided by financing activities	(4,232)	116,050
Net (decrease) increase in cash and cash equivalents	(12,226)	2,942
Cash and cash equivalents, beginning of period	36,698	31,849
Cash and cash equivalents, end of period	$24,472	$34,791
Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,072	$5,299
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$4,180	$3,462
Mortgage debt assumed in connection with real estate acquisitions at fair value	$52,268	$2,000
Application of escrow deposits to purchase real estate	$1,500	$—
Increase in redeemable common stock payable	$322	$—
Increase in distributions payable	$14	$296
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of September 30, 2014, the Sub-Advisor owned 20,000 shares of common stock of the Company.
The Company has invested in and manages a portfolio of high quality apartment communities located throughout the United States. The Company’s portfolio includes “core” apartment buildings that are already well positioned and producing rental income. As of September 30, 2014, the Company owned 11 apartment complexes.
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
In the Initial Offering, the Company sold 18,088,084 shares of common stock for gross offering proceeds of $179.2 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million. The Company ceased offering shares in the primary Follow-on Offering on March 31, 2014 and completed subscription processing procedures on April 30, 2014. The Company sold 1,496,198 shares of common stock in the primary Follow-on Offering for gross offering proceeds of $15.9 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

As of September 30, 2014, the Company had sold an aggregate of 20,366,864 shares of common stock in the Offerings for gross offering proceeds of $203.0 million, including an aggregate of 1,151,454 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $11.5 million. Also, as of September 30, 2014, the Company had redeemed 416,449 shares sold in the Offerings for $4.0 million.
The Company continues to offer shares of common stock under the dividend reinvestment plan.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. During the nine months ended September 30, 2014, the Company adopted ASU No. 2014-08 (defined below), which impacts the Company’s reporting of discontinued operations. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Segments
The Company had invested in 11 apartment complexes as of September 30, 2014. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the nine months ended September 30, 2014 and 2013.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Distributions declared per common share were $0.164 and $0.486 for the three and nine months ended September 30, 2014, respectively, and $0.164 and $0.486 for the three and nine months ended September 30, 2013, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2014 and 2013. For the three and nine months ended September 30, 2014 and 2013, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2013 through September 30, 2013 and January 1, 2014 through September 30, 2014 was a record date for distributions.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  The Company does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of ASU 2014-15 to have a significant impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the nine months ended September 30, 2014, the Company acquired the following properties (dollars in thousands):

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
The in-place leases acquired in connection with these acquisitions had a total weighted-average amortization period of 6 months as of the date of acquisition.
The Company recorded each acquisition as a business combination and expensed $1.0 million of acquisition costs related to these properties for the nine months ended September 30, 2014. During the three and nine months ended September 30, 2014, the Company recognized $1.5 million and $3.7 million of total revenues from these properties, respectively. During the three and nine months ended September 30, 2014, the Company recognized $1.2 million and $2.8 million of operating expenses from these properties, respectively.

4.	REAL ESTATE
As of September 30, 2014, the Company owned 11 apartment complexes, containing 3,039 units and encompassing 3.1 million rentable square feet, which were 93% occupied. The following table provides summary information regarding the properties owned by the Company as of September 30, 2014 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate, Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,401	$(3,621)	$32,780
Poplar Creek	02/09/2012	Schaumburg, IL	26,974	(1,570)	25,404
The Residence at Waterstone	04/06/2012	Pikesville, MD	64,594	(3,965)	60,629
Legacy Crescent Park	05/03/2012	Greer, SC	20,267	(1,464)	18,803
Legacy at Martin’s Point	05/31/2012	Lombard, IL	36,912	(2,542)	34,370
Wesley Village	11/06/2012	Charlotte, NC	44,192	(2,228)	41,964
Watertower Apartments	01/15/2013	Eden Prairie, MN	38,111	(1,767)	36,344
Crystal Park at Waterford	05/08/2013	Frederick, MD	45,586	(1,835)	43,751
Millennium Apartment Homes	06/07/2013	Greenville, SC	33,034	(1,319)	31,715
Legacy Grand at Concord	02/18/2014	Concord, NC	27,568	(519)	27,049
Lofts at the Highlands	02/25/2014	St. Louis, MO	35,640	(606)	35,034
			$409,279	$(21,436)	$387,843

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Additionally, as of September 30, 2014 and December 31, 2013, the Company had recorded unamortized tax abatement intangible assets, which are included in deferred financing costs, prepaid expenses and other assets in the accompanying balance sheets, of $3.5 million and $0.7 million, respectively.  During the three and nine months ended September 30, 2014, the Company recorded amortization expense of $65,000 and $0.2 million, respectively, related to tax abatement intangible assets. During the three and nine months ended September 30, 2013, the Company recorded amortization expense of $24,000 and $72,000, respectively, related to tax abatement intangible assets.
Property Damage
During the nine months ended September 30, 2014, two of the Company’s apartment complexes suffered physical damage due to storms. The Company’s insurance policies provide coverage for property damage and business interruption subject to a deductible of up to $25,000 per incident.  Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $0.6 million during the nine months ended September 30, 2014, which was reduced by $0.5 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The net loss due to damages of $75,000 during the nine months ended September 30, 2014 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible.  As of September 30, 2014, the total estimated insurance recovery to be collected related to these losses of $0.3 million, was classified as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

5.	NOTES PAYABLE
As of September 30, 2014 and December 31, 2013, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of September 30, 2014	Principal as of December 31, 2013	Contractual Interest Rate as of September 30, 2014	Payment Type		Maturity Date
Legacy at Valley Ranch Mortgage Loan	$32,272	$32,500	3.9%	Principal & Interest	(1)	04/01/2019
Poplar Creek Mortgage Loan	20,231	20,400	4.0%	Principal & Interest	(1)	03/01/2019
The Residence at Waterstone Mortgage Loan	47,632	47,905	3.8%	Principal & Interest	(1)	05/01/2019
Legacy Crescent Park Mortgage Loan	14,217	14,425	3.5%	Principal & Interest	(1)	06/01/2019
Legacy at Martin’s Point Mortgage Loan	22,892	23,000	3.3%	Principal & Interest	(1)	06/01/2019
Wesley Village Mortgage Loan	28,423	28,923	2.6%	Principal & Interest	(1)	12/01/2017
Watertower Mortgage Loan	25,000	25,000	2.5%	Principal & Interest	(2)	02/10/2018
Crystal Park Mortgage Loan	28,559	29,055	2.5%	Principal & Interest	(1)	06/01/2018
Millennium Mortgage Loan	21,295	21,648	2.7%	Principal & Interest	(1)	07/01/2018
Legacy Grand at Concord Mortgage Loan	23,051	—	4.1%	Principal & Interest	(3)	12/01/2050
Lofts at the Highlands Mortgage Loan	31,714	—	3.4%	Principal & Interest	(4)	08/01/2052
Total notes payable principal outstanding	$295,286	$242,856
Discount on note payable, net (5)	(2,838)	—
Total notes payable, net	$292,448	$242,856
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
(5) Represents the unamortized discount on the Lofts at the Highlands Mortgage Loan due to the below-market interest rate when the loan was assumed. The discount is amortized over the remaining life of the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

As of September 30, 2014 and December 31, 2013, the Company’s deferred financing costs were $1.7 million and $2.0 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and nine months ended September 30, 2014, the Company incurred $2.6 million and $7.6 million of interest expense, respectively. During the three and nine months ended September 30, 2013, the Company incurred $2.2 million and $5.9 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2014 were $0.1 million and $0.3 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2013 were $0.2 million and $0.5 million of amortization of deferred financing costs, respectively. As of September 30, 2014 and December 31, 2013, the Company recorded interest payable of $0.8 million and $0.7 million, respectively.
The following is a schedule of maturities, including principal payments, for the Company’s notes payable outstanding as of September 30, 2014 (in thousands):

October 1, 2014 through December 31, 2014	$1,255
2015	5,582
2016	5,844
2017	32,196
2018	72,958
Thereafter	177,451
$295,286

6.	FAIR VALUE DISCLOSURES
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
September 30, 2014
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
The following were the face value, carrying amount and fair value of the Company’s notes payable as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$295,286	$292,448	$293,237	$242,856	$242,856	$237,728
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
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreements with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offerings and entitle the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s real estate properties, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc and KBS Strategic Opportunity REIT II, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

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
During the three and nine months ended September 30, 2014 and 2013, no other transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
Pursuant to the terms of these agreements and the property management agreements discussed below, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2014 and 2013, respectively, and any related amounts payable as of September 30, 2014 and December 31, 2013 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Expensed
Asset management fees (1)	$670	$671	$1,917	$2,103	$4,340	$2,454
Reimbursable operating expenses (2)	71	77	360	295	3	63
Acquisition fees on real properties	—	—	701	1,186	—	—
Property management fees (3)	73	58	207	150	—	—
Capitalized
Construction management fees	—	—	—	—	—	134
Additional Paid-in Capital
Selling commissions	—	96	363	2,713	—	—
Dealer manager fees	—	51	173	1,600	—	—
Reimbursable other offering costs (4)	—	64	59	512	—	19
	$814	$1,017	$3,780	$8,559	$4,343	$2,670
____________________
(1) See “Advisory Agreement – Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of marketing research costs and property pursuit costs incurred by the Sub-Advisor. In addition, the Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $29,000 and $30,000 for the three months ended September 30, 2014 and 2013, respectively, and $82,000 and $61,000 for the nine months ended September 30, 2014 and 2013, respectively, and were the only employee costs reimbursable under the Advisory Agreement for the three and nine months ended September 30, 2014 and 2013. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) See “— Property Management — Account Services Agreements.”
(4) See “— Other Offering Costs Related to Follow-on Offering.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the nine months ended September 30, 2014, the Advisor incurred $87,000 for the costs of the supplemental coverage obtained by the Company.
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
Pursuant to the Advisory Agreement and the Follow-on Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for offering costs paid by them on the Company’s behalf. However, at the termination of the primary Follow-on Offering and at the termination of the offering under the Company’s dividend reinvestment plan, the Advisor agreed to reimburse the Company to the extent that selling commissions, dealer manager fees and other offering expenses incurred by the Company exceed 15% of the gross offering proceeds. Further, the Company is only liable to reimburse offering costs incurred by the Advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by the Company on offering expenses, does not exceed 15% of the gross proceeds of the primary Follow-on Offering and the offering under the Company’s dividend reinvestment plan as of the date of reimbursement. Within 30 days after the end of the month in which the Company’s primary Follow-on Offering terminates, the Dealer Manager must reimburse the Company to the extent that the Company’s reimbursements to the Dealer Manager and payment of selling commissions and dealer manager fees cause total underwriting compensation for the Company’s primary Follow-on Offering to exceed 10% of the gross offering proceeds from the primary Follow-on Offering.
The Company ceased offering shares in the primary Follow-on Offering on March 31, 2014 and completed subscription processing procedures on April 30, 2014. Through April 30, 2014, the Company sold an aggregate of 2,051,925 shares of common stock in the Follow-on Offering for gross offering proceeds of $21.5 million, including 555,727 shares under the dividend reinvestment plan for proceeds of $5.7 million. Total offering expenses in the Follow-on Offering were $4.2 million, including $1.8 million in underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority). After reimbursements from the Advisor and the Dealer Manager, the Company incurred offering expenses of $3.2 million in the Follow-on Offering (representing 15.0% of gross offering proceeds), which includes underwriting compensation of $1.6 million (representing 9.9% of primary Follow-on Offering proceeds). Including the reimbursements to the Company, the Dealer Manager incurred underwriting expenses of $0.2 million in the Follow-on Offering. In addition, because of the aggregate underwriting compensation incurred in the Follow-on Offering, on August 20, 2014, the Dealer Manager made an additional payment to the Company of $55,000.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

The advisory agreement defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by the Advisor in accordance with the advisory agreement that remain unpaid. As of September 30, 2014, the Company had accrued and deferred payment of $1.5 million of asset management fees for February through July 2013 under the advisory agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
In addition, the advisory agreement defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with the advisory agreement. As of September 30, 2014, the Company had accrued and deferred payment of $2.8 million of asset management fees for August 2013 through September 2014 under the advisory agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
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
September 30, 2014
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
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2014 and 2013. The Company acquired two apartment complexes during the nine months ended September 30, 2014, both of which were accounted for as business combinations. The following unaudited pro forma information for the three and nine months ended September 30, 2014 and 2013 has been prepared to give effect to the acquisition of Lofts at the Highlands as if the acquisition occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on January 1, 2013, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$10,909	$10,013	$31,934	$26,409
Depreciation and amortization	$3,019	$3,599	$9,178	$10,805
Net loss	$(474)	$(1,572)	$(2,250)	$(7,680)
Net loss per common share, basic and diluted	$(0.02)	$(0.08)	$(0.11)	$(0.42)
Weighted-average number of common shares outstanding, basic and diluted	19,953,306	19,555,244	19,970,415	18,366,666
The unaudited pro forma information for the nine months ended September 30, 2014 was adjusted to exclude $0.6 million of acquisition costs incurred in 2014 related to Lofts at the Highlands.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
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
Distributions Paid
On October 1, 2014, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from September 1, 2014 through September 30, 2014. On November 3, 2014, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from October 1, 2014 through October 31, 2014.
Distributions Declared
On October 14, 2014, the Company’s board of directors declared distributions based on daily record dates for the period from November 1, 2014 through November 30, 2014, which the Company expects to pay in December 2014. On November 12, 2014, the Company’s board of directors declared distributions based on daily record dates for the period from December 1, 2014 through December 31, 2014, which the Company expects to pay in January 2015, and distributions based on daily record dates for the period from January 1, 2015 through January 31, 2015, which the Company expects to pay in February 2015. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

Fifth Amended and Restated Share Redemption Program
On October 14, 2014, the Company’s board of directors approved a fifth amended and restated share redemption program (the “Fifth Amended Share Redemption Program”).
Pursuant to the Fifth Amended Share Redemption Program, unless the Company is redeeming a stockholder’s shares in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (both as defined in the Fifth Amended Share Redemption Program document and, together with redemptions in connection with a stockholder’s death, “Special Redemptions”), once the Company establishes an estimated value per share for a purpose other than to set the price to acquire a share in one of the Company’s now terminated primary Offerings, the price at which the Company will redeem the shares of a qualifying stockholder is as follows:

▪	for those shares held by the redeeming stockholder for at least one year, 92.5% of the Company’s most recent estimated value per share as of the applicable redemption date;

▪	for those shares held by the redeeming stockholder for at least two years, 95.0% of the Company’s most recent estimated value per share as of the applicable redemption date;

▪	for those shares held by the redeeming stockholder for at least three years, 97.5% of the Company’s most recent estimated value per share as of the applicable redemption date; and

▪	for those shares held by the redeeming stockholder for at least four years, 100% of the Company’s most recent estimated value per share as of the applicable redemption date.
In addition, the Fifth Amended Share Redemption Program permits the Company’s board of directors to increase or decrease the funding available for the redemption of shares upon ten business days’ notice to the Company’s stockholders. The Company may provide notice of a funding increase or decrease by including such information in a Current Report on Form 8-K, a Quarterly Report on Form 10-Q or an Annual Report on Form 10-K, all publicly filed with the Securities and Exchange Commission, or by a separate mailing to its stockholders.
There were no other material changes in the Fifth Amended Share Redemption Program. The Fifth Amended Share Redemption Program will be effective on November 16, 2014, and as a result will be effective on the November 2014 redemption date, which is November 28, 2014. This will have no effect on the price at which the Company will redeem shares until the Company establishes an estimated value per share for a purpose other than to set the price to acquire a share in one of the Company’s now terminated primary Offerings, which estimated value per share the Company expects to establish in December 2014.
Pursuant to the share redemption program currently in effect (the “Fourth Amended Share Redemption Program”), the Company may redeem only the number of shares that it could purchase with the amount of the net proceeds from the sale of shares under its dividend reinvestment plan during the prior calendar year; provided that the Company may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once the Company has redeemed $1.5 million of shares under the Fourth Amended Share Redemption Program, including shares redeemed pursuant to Special Redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for Special Redemptions. In establishing the $2.0 million limitation, the Company’s board of directors considered the $2.0 million of redemptions processed during the 2013 calendar year and the cash requirements necessary to effectively manage the Company’s assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2014
(unaudited)

In August 2014, the Company had exhausted $1.5 million of funds available for redemptions and thus, because of the limitations on the dollar value of shares that may be redeemed under the Fourth Amended Share Redemption Program, as described above, which limitations will continue to be in effect after the effectiveness of the Fifth Amended Share Redemption Program, the Company will not be able to process ordinary redemptions for the remainder of 2014. For the remainder of 2014, the Company will only be able to process Special Redemptions. As a result, only shares redeemed pursuant to Special Redemptions in December 2014 will be affected by the amendments in the Fifth Amended Share Redemption Program, with such shares being redeemed at the estimated value per share that the Company expects to establish in December 2014. When the $2.0 million annual limitation is reset in 2015, all redemptions will be affected by the amendments in the Fifth Amended Share Redemption Program and will be processed at the prices referenced above.
The board of directors may amend, suspend or terminate the Fifth Amended Share Redemption Program for any reason upon thirty days’ notice to the Company’s stockholders. The Company may provide such notice by including such information in a Current Report on Form 8-K, a Quarterly Report on Form 10-Q or an Annual Report on Form 10-K, all publicly filed with the Securities and Exchange Commission, or by a separate mailing to its stockholders.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
During any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (both as defined in the share redemption program and together with redemptions in connection with a stockholder’s death, “Special Redemptions”), the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for Special Redemptions. In August 2014, we exhausted the $1.5 million of funds available for redemptions. Because of limitations on the dollar value of shares that may be redeemed under our share redemption program, we will only be able to process Special Redemptions for the remainder of 2014.

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
We have invested in and manage a portfolio of high quality apartment communities located throughout the United States. Our portfolio includes “core” apartment buildings that are already well positioned and producing rental income. As of September 30, 2014, we owned 11 apartment complexes.
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
We retained KBS Capital Markets Group to serve as the dealer manager for the Follow-on Offering pursuant to a dealer manager agreement dated March 8, 2013 (the “Follow-on Dealer Manager Agreement” and together with the Initial Dealer Manager Agreement, the “Dealer Manager Agreements”). On March 12, 2013, we ceased offering shares pursuant to the Initial Offering and on March 13, 2013, we commenced offering shares to the public pursuant to the Follow-on Offering. We ceased offering shares of common stock in the primary Follow-on Offering on March 31, 2014 and completed subscription processing procedures on April 30, 2014. We continue to offer shares under our dividend reinvestment plan.
In the Initial Offering through its completion on March 12, 2013, we sold 18,088,084 shares of common stock for gross offering proceeds of $179.2 million, including 368,872 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $3.5 million. We sold 1,496,198 shares of common stock in our primary Follow-on Offering for gross offering proceeds of $15.9 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2014, we had sold an aggregate of 20,366,864 shares of common stock in the Offerings for gross offering proceeds of $203.0 million, including an aggregate of 1,151,454 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $11.5 million. Also, as of September 30, 2014, we had redeemed 416,449 shares sold in the Offerings for $4.0 million. We have used substantially all of the net proceeds from the Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.
Market Outlook ─ Multi-Family Real Estate and Finance Markets
The recent recession, which occurred from approximately 2008 - 2009, resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends continued throughout 2011 and into 2012. Since the second quarter of 2012, vacancy has stabilized at approximately its equilibrium rate; however, while rent growth moderated during 2013, it has remained at an above average annual rate through the second quarter of 2014.
According to the U.S. Bureau of Labor Statistics (“BLS”), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the recent recession. Since 2009, employment has increased by over 9.7 million jobs (through September 2014). The BLS also reported that the unemployment rate peaked in 2009 at 10.0% and was down to 6.7% by the end of 2013. During 2014, the unemployment rate has continued to decline and was 5.9% at the end of the third quarter.
Witten Advisors reported that apartment vacancies in the U.S. were 7.8% at the end of 2009 (“U.S. Apartment Markets Forecast”, Third Quarter 2014). Apartment vacancies declined steadily throughout 2010 and 2011, stabilizing at 5%, the approximate equilibrium vacancy rate, in the second half of 2012. As of the end of the second quarter of 2014, Witten Advisors reported that U.S. apartment vacancies were down to 4.5%. Witten Advisors also reported that effective rents for U.S. apartments were up by 2.0% and 4.2% in 2010 and 2011, respectively, in contrast to the decline in effective rents of 4.4% in 2009. Effective rents continued to grow in 2012 at 3.9%, as compared to the long-term average growth rate of 2.7%, and were 3.6% for the twelve months ending June 2014.
Class A multifamily capitalization rates in the U.S. averaged 4.68% in the fourth quarter of 2007 (Witten Advisors: “U.S. Apartment Markets Forecast,” Third Quarter 2014). Capitalization rates increased to 5.79% by the fourth quarter of 2009, reflecting the decline in Class A multifamily property values as a result of the recent recession. By the first quarter of 2011, the average Class A capitalization rate had declined to approximately 5.0%, where it remained through the third quarter of 2013. Class A multifamily capitalization rates declined modestly to 4.8% in the forth quarter of 2013, where they have remained through the second quarter of 2014.

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

•
Housing Shift - An increasing number of people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 35.3% at the end of the second quarter 2014. This equates to approximately 4.7 million additional renter households in the United States, according to Witten Advisors, over that time period.

•
Diminished supply - According to Witten Advisors (“U.S. Apartment Markets Forecast,” Third Quarter 2014), multifamily rental construction starts in the U.S. averaged approximately 300,000 units per year for the decade ended December 2005. In comparison, starts were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. In 2011, 2012 and 2013, rental construction starts in the United States were 147,000, 204,000 and 268,000 units, respectively. Multifamily rental construction starts are expected to peak at approximately 310,000 units in 2014 before easing to 258,000 units in 2017.

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
As of September 30, 2014, we had sold an aggregate of 20,366,864 shares of common stock in the Offerings for gross offering proceeds of $203.0 million, including an aggregate of 1,151,454 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $11.5 million. Also as of September 30, 2014, we had redeemed 416,449 shares sold in the Offerings for $4.0 million. To date, we have invested a significant amount of the proceeds from the primary portion of the Offerings in real estate and do not anticipate making significant additional real estate acquisitions due to the termination of the primary Follow-on Offering on March 31, 2014. We intend to use our cash on hand, cash flow generated by our real estate operations and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
As of September 30, 2014, we owned 11 apartment complexes. Our operating cash needs were met through cash flow generated by our real estate investments. Our real estate investments generate cash flow in the form of rental revenues, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and how well we manage our expenditures. As of September 30, 2014, our real estate property investments were 93% occupied.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2014 did not exceed the charter-imposed limitation.
As of September 30, 2014, our total debt outstanding was $295.3 million. Our charter limits our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of all our assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2014, our borrowings and other liabilities were approximately 67% of the cost (before depreciation or other noncash reserves) of our tangible assets.
For the nine months ended September 30, 2014, our cash needs for acquisitions, capital expenditures and debt servicing were met with proceeds from the Offerings and debt financing. Operating cash needs during the same period were met through cash flow generated by our real estate investments.
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of September 30, 2014, we owned 11 apartment complexes. During the nine months ended September 30, 2014, net cash provided by operating activities was $8.5 million. We expect our cash flows from operating activities to vary over time but will generally increase in future years as a result of owning the assets acquired in 2014 for an entire period. We do not anticipate making significant additional real estate acquisitions due to the termination of the primary Follow-on Offering on March 31, 2014.
Cash Flows from Investing Activities
Net cash used in investing activities was $16.5 million for the nine months ended September 30, 2014 and consisted of the following:

•	$13.1 million used for the acquisitions of two apartment complexes;

•	$3.9 million of improvements to real estate; and

•	$0.5 million decrease in restricted cash for capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $4.2 million for the nine months ended September 30, 2014 and consisted primarily of the following:

•	$2.7 million of principal payments on our mortgage notes payable and payments of deferred financing costs of $0.1 million;

•
$5.7 million of cash provided by offering proceeds related to our Follow-on Offering, net of payments of commissions and dealer manager fees of $0.5 million, other organization and offering expenses of $0.3 million and reimbursements of other offering costs from affiliates of $0.7 million;

•	$5.4 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $4.2 million; and

•	$1.6 million of cash used for redemptions of common stock.
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
The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. As of September 30, 2014, we had accrued and deferred payment of $1.5 million of asset management fees for February through July 2013 under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
In addition, the advisory agreement defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers our obligation to pay an asset management fee for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by our advisor in accordance with the advisory agreement. As of September 30, 2014, we had accrued and deferred payment of $2.8 million of asset management fees for August 2013 through September 2014 under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2014 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	Thereafter
Outstanding debt obligations (1)	$295,286	$1,255	$11,426	$105,154	$177,451
Interest payments on outstanding debt obligations (2)	77,951	2,465	19,369	16,877	39,240
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of September 30, 2014. We incurred interest expense of $7.2 million, excluding amortization of deferred financing costs and discount on notes payable of $0.4 million, for the nine months ended September 30, 2014.
Results of Operations
Our results of operations for the nine months ended September 30, 2014 are not necessarily indicative of those expected in future periods. We ceased offering shares of common stock in the primary Follow-on Offering on March 31, 2014, but continue to offer shares under our dividend reinvestment plan. As of September 30, 2013, we owned nine apartment complexes and as of September 30, 2014, we owned 11 apartment complexes. As a result, the results of operations for the three and nine months ended September 30, 2014 and 2013 are not directly comparable as we were still investing the proceeds from the Offerings during those periods. We do not anticipate making significant additional real estate investments due to the termination of the primary Follow-on Offering on March 31, 2014. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the investments acquired in 2014 for an entire period.
Comparison of the three months ended September 30, 2014 versus the three months ended September 30, 2013
The following table provides summary information about our results of operations for the three months ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2014	2013
Rental income	$10,909	$9,136	$1,773	19%	$1,546	$227
Operating, maintenance, and management costs	2,950	2,470	480	19%	449	31
Real estate taxes and insurance	1,470	1,390	80	6%	91	(11)
Asset management fees to affiliate	670	671	(1)	—%	78	(79)
Property management fees to affiliate	73	58	15	26%	15	—
Real estate acquisition fees and expenses	—	25	(25)	(100)%	—	(25)
General and administrative expenses	556	485	71	15%	n/a	n/a
Depreciation and amortization expense	3,107	3,332	(225)	(7)%	642	(867)
Interest expense	2,644	2,239	405	18%	552	(147)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 related to real estate investments acquired on or after July 1, 2013.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 with respect to real estate investments owned by us throughout both periods presented.
Rental income increased from $9.1 million for the three months ended September 30, 2013 to $10.9 million for the three months ended September 30, 2014, primarily as a result of the growth in our real estate portfolio and a slight increase in rental rates with respect to properties owned throughout both periods.
Property operating costs and real estate taxes and insurance increased from $3.9 million for the three months ended September 30, 2013 to $4.4 million for the three months ended September 30, 2014. The increase in property operating costs and real estate taxes and insurance was primarily due to the growth in our real estate portfolio.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees with respect to our real estate investments were $0.7 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein. As of September 30, 2014, we had deferred the payment of $4.3 million in asset management fees incurred from February 2013 through September 30, 2014 and recorded a liability for this amount.
Depreciation and amortization expense decreased slightly from $3.3 million for the three months ended September 30, 2013 to $3.1 million for the three months ended September 30, 2014. Depreciation and amortization expenses increased by $0.7 million due to the growth in our real estate portfolio. This increase was offset by a $0.9 million decrease in depreciation and amortization from properties held throughout both periods due to a decrease in amortization of tenant origination costs related to in-place leases that were fully amortized subsequent to September 30, 2013. We expect that our depreciation and amortization expenses will decrease in future periods as a result of a decrease in amortization of tenant origination costs related to lease expirations.
Interest expense increased from $2.2 million for the three months ended September 30, 2013 to $2.6 million for the three months ended September 30, 2014. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in an increase in our average debt outstanding during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, partially offset by a decrease in amortization of deferred financing costs of $0.1 million related to a line of credit agreement that matured in October 2013.
Comparison of the nine months ended September 30, 2014 versus the nine months ended September 30, 2013
The following table provides summary information about our results of operations for the nine months ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2014	2013
Rental income	$31,349	$23,778	$7,571	32%	$7,099	$472
Operating, maintenance, and management costs	8,282	6,116	2,166	35%	1,842	324
Real estate taxes and insurance	4,324	3,258	1,066	33%	797	269
Asset management fees to affiliate	1,917	2,103	(186)	(9)%	346	(532)
Property management fees to affiliate	207	150	57	38%	54	3
Real estate acquisition fees and expenses to affiliate	701	1,186	(485)	(41)%	(485)	—
Real estate acquisition fees and expenses	264	981	(717)	(73)%	(706)	(11)
General and administrative expenses	1,803	1,639	164	10%	n/a	n/a
Depreciation and amortization expense	9,603	9,494	109	1%	872	(763)
Interest expense	7,581	5,906	1,675	28%	1,908	(233)
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 related to real estate investments acquired on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 with respect to real estate investments owned by us throughout both periods presented.
Rental income increased from $23.8 million for the nine months ended September 30, 2013 to $31.3 million for the nine months ended September 30, 2014, primarily as a result of the growth in our real estate portfolio and a slight increase in rental rates with respect to properties owned throughout both periods. We expect that our rental income will increase in future periods as a result of owning the assets acquired in 2014 for an entire period.
Property operating costs and real estate taxes and insurance increased from $9.4 million for the nine months ended September 30, 2013 to $12.6 million for the nine months ended September 30, 2014. The increase in property operating costs and real estate taxes and insurance was primarily due to the growth in our real estate portfolio and higher utility expenses, general repair and maintenance costs and property tax expenses for properties held through both periods. We expect that our property operating costs and real estate taxes and insurance will increase in future periods as a result of owning the assets acquired in 2014 for an entire period.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees with respect to our real estate investments decreased from $2.1 million for the nine months ended September 30, 2013 to $1.9 million for the nine months ended September 30, 2014, as a result of a $0.5 million decrease from properties held throughout both periods due to a change in our asset management fee calculation beginning August 1, 2013 in accordance with our advisory agreement, offset by a $0.3 million increase due to the growth in our real estate portfolio. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein. We expect that our asset management fees will increase in future periods as a result of owning the assets acquired in 2014 for an entire period.
Real estate acquisition fees and expenses to affiliate and non-affiliate decreased from $2.2 million for the nine months ended September 30, 2013 to $1.0 million for the nine months ended September 30, 2014. The decrease is primarily due to the difference in the total acquisition cost for the real estate properties acquired during the nine months ended September 30, 2013 of $116.9 million compared to the total acquisition cost for the real estate properties acquired during the nine months ended September 30, 2014 of $69.8 million.
Depreciation and amortization expense increased from $9.5 million for the nine months ended September 30, 2013 to $9.6 million for the nine months ended September 30, 2014. Depreciation and amortization expenses increased by $0.9 million due to the growth in our real estate portfolio. This increase was offset by a $0.8 million decrease in depreciation and amortization from the properties held throughout both periods due to a decrease in amortization of tenant origination costs related to in-place leases that were fully amortized subsequent to September 30, 2013. We expect that our depreciation and amortization expenses will decrease in future periods as a result of a decrease in amortization of tenant origination costs related to lease expirations.
Interest expense increased from $5.9 million for the nine months ended September 30, 2013 to $7.6 million for the nine months ended September 30, 2014. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in an increase in our average debt outstanding during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, partially offset by a decrease in amortization of deferred financing costs of $0.2 million related to a line of credit agreement that matured in October 2013. We expect interest expense to increase in future periods as a result of our debt assumed in 2014 being outstanding for an entire period.
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
We ceased offering shares in the primary offering of the Follow-on Offering on March 31, 2014 and completed subscription processing procedures on April 30, 2014. Through April 30, 2014, we sold an aggregate of 2,051,925 shares of common stock in the Follow-on Offering for gross offering proceeds of $21.5 million, including 555,727 shares under our dividend reinvestment plan for proceeds of $5.7 million. Total offering expenses in the Follow-on Offering were $4.2 million, including $1.8 million in underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority). After reimbursements from our advisor and the dealer manager, we incurred offering expenses of $3.2 million in the Follow-on Offering (representing 15.0% of gross offering proceeds), which includes underwriting compensation of $1.6 million (representing 9.9% of primary Follow-on Offering proceeds). Including the reimbursements to us, our dealer manager incurred underwriting expenses of $0.2 million in the Follow-on Offering. In addition, because of the aggregate underwriting compensation incurred in the Follow-on Offering, on August 20, 2014, our dealer manager made an additional payment to us of $55,000.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Funds from Operations and Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities, and when compared year over year, FFO reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net income or loss.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2014 and 2013 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(500)	$(1,526)	$(3,261)	$(7,029)
Depreciation of real estate assets	2,867	2,289	8,341	5,854
Amortization of lease-related costs	240	1,043	1,262	3,640
FFO	2,607	1,806	6,342	2,465
Real estate acquisition fees and expenses to affiliate	—	—	701	1,186
Real estate acquisition fees and expenses	—	25	264	981
Amortization of discount on note payable	22	—	57	—
MFFO (1)	$2,629	$1,831	$7,364	$4,632
_____________________
(1) Included in MFFO for the three and nine months ended September 30, 2014 was $55,000 and $55,000, respectively, in other income related to the Follow-on Offering. Our dealer manager paid this amount to us on August 20, 2014. See “— Offering Costs Related to Follow-on Offering.”
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not be able to pay distributions solely from our cash flow from operating activities or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from our Offerings. Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2014 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows from Operations
Period			Cash	Reinvested	Total
First Quarter 2014	$3,126	$0.160	$1,747	$1,344	$3,091	$462
Second Quarter 2014	3,225	0.162	1,837	1,413	3,250	4,458
Third Quarter 2014	3,269	0.164	1,842	1,423	3,265	3,553
	$9,620	$0.486	$5,426	$4,180	$9,606	$8,473
_____________________
(1) Distributions for the period from January 1, 2014 through September 30, 2014 are based on daily record dates and are calculated at a rate of $0.00178082 per share per day.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the nine months ended September 30, 2014, we paid aggregate distributions of $9.6 million, including $5.4 million of distributions paid in cash and $4.2 million of distributions reinvested through our dividend reinvestment plan. FFO for the nine months ended September 30, 2014 was $6.3 million and cash flows from operations was $8.5 million. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $7.0 million of cash flows from operations and $2.6 million of debt financing. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreements. See the reconciliation of FFO to net loss above.
From inception through September 30, 2014, we paid aggregate distributions of $26.9 million, and our cumulative net loss for the same period was $25.4 million. To the extent that we pay distributions from sources other than our cash flows from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
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
Distributions Paid
On October 1, 2014, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from September 1, 2014 through September 30, 2014. On November 3, 2014, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from October 1, 2014 through October 31, 2014.
Distributions Declared
On October 14, 2014, our board of directors declared distributions based on daily record dates for the period from November 1, 2014 through November 30, 2014, which we expect to pay in December 2014. On November 12, 2014, our board of directors declared distributions based on daily record dates for the period from December 1, 2014 through December 31, 2014, which we expect to pay in January 2015, and distributions based on daily record dates for the period from January 1, 2015 through January 31, 2015, which we expect to pay in February 2015. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

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
Fifth Amended and Restated Share Redemption Program
On October 14, 2014, our board of directors approved a fifth amended and restated share redemption program (the “Fifth Amended Share Redemption Program”).
Pursuant to the Fifth Amended Share Redemption Program, unless we are redeeming a stockholder’s shares in connection with a Special Redemption, once we establish an estimated value per share for a purpose other than to set the price to acquire a share in one of our now-terminated primary Offerings, the price at which we will redeem the shares of a qualifying stockholder is as follows:

▪	for those shares held by the redeeming stockholder for at least one year, 92.5% of our most recent estimated value per share as of the applicable redemption date;

▪	for those shares held by the redeeming stockholder for at least two years, 95.0% of our most recent estimated value per share as of the applicable redemption date;

▪	for those shares held by the redeeming stockholder for at least three years, 97.5% of our most recent estimated value per share as of the applicable redemption date; and

▪	for those shares held by the redeeming stockholder for at least four years, 100% of our most recent estimated value per share as of the applicable redemption date.
In addition, the Fifth Amended Share Redemption Program permits our board of directors to increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. We may provide notice of a funding increase or decrease by including such information in a Current Report on Form 8-K, a Quarterly Report on Form 10-Q or an Annual Report on Form 10-K, all publicly filed with the Securities and Exchange Commission, or by a separate mailing to our stockholders.
There were no other material changes in the Fifth Amended Share Redemption Program. The Fifth Amended Share Redemption Program will be effective on November 16, 2014, and as a result will be effective on the November 2014 redemption date, which is November 28, 2014. This change in redemption price will have no effect on the price at which we will redeem shares until we establish an estimated value per share for a purpose other than to set the price to acquire a share in one of our now-terminated primary Offerings, which estimated value per share we expect to establish in December 2014.
The board of directors may amend, suspend or terminate the Fifth Amended Share Redemption Program for any reason upon thirty days’ notice to our stockholders. We may provide such notice by including such information in a Current Report on Form 8-K, a Quarterly Report on Form 10-Q or an Annual Report on Form 10-K, all publicly filed with the Securities and Exchange Commission, or by a separate mailing to its stockholders.
For more information about our share redemption program, see Part II, Item 2.

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
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2014, the fair value estimate of our fixed rate debt was $293.2 million and the carrying value of our fixed rate debt was $292.4 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, to the extent we have any variable rate debt, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2014, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt at September 30, 2014 was 3.3%. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2014.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For the nine months ended September 30, 2014, we paid aggregate distributions of $9.6 million, including $5.4 million of distributions paid in cash and $4.2 million of distributions reinvested through our dividend reinvestment plan. FFO for the nine months ended September 30, 2014 was $6.3 million and cash flows from operations was $8.5 million. We funded our total distributions paid for the nine months ended September 30, 2014 with $7.0 million of cash flows from operations (73%) and $2.6 million of debt financing (27%). For the nine months ended September 30, 2014, FFO represented 66% of total distributions paid.
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
We exhausted funds available for ordinary redemptions for the remainder of 2014 in August 2014.
Because of limitations on the dollar value of shares that may be redeemed under our Fourth Amended Share Redemption Program as described below, we exhausted funds available for “ordinary redemptions” for the remainder of 2014 in August 2014. Ordinary redemptions are redemptions not sought in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (each as defined in the Fourth Amended Share Redemption Program).

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

c)	We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
On January 24, 2014, our board of directors approved a fourth amended and restated share redemption program (the “Fourth Amended Share Redemption Program”). The Fourth Amended Share Redemption Program was effective for redemptions under the program on or after February 27, 2014.
Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

▪
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (both as defined in our share redemption program and, together with redemptions in connection with stockholder’s death, “Special Redemptions”), we may not redeem shares until the stockholder has held his or her shares for one year.

▪
We may redeem only the number of shares that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided that we may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once we have redeemed $1.5 million of shares under the share redemption program, including pursuant to Special Redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with a Special Redemption. In establishing the $2.0 million limitation, our board of directors considered the $2.0 million of redemptions processed during the 2013 calendar year and the cash requirements necessary to effectively manage our assets.

▪	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

▪
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
In August 2014, we exhausted the $1.5 million of funds available for all redemptions and thus, because of the limitations on the dollar value of shares that may be redeemed under the Fourth Amended Share Redemption Program, as described above, we will not be able to process ordinary redemptions for the remainder of 2014. For the remainder of 2014, we will only be able to process Special Redemptions. As of September 30, 2014, we had $0.3 million of outstanding and unfulfilled ordinary redemption requests, representing 33,668 shares, recorded in other liabilities on the accompanying consolidated balance sheets. The $2.0 million annual limitation will be reset in 2015. We funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	400	$9.25	(3)
February 2014	10,762	9.38	(3)
March 2014	29,874	9.52	(3)
April 2014	1,430	9.25	(3)
May 2014	40,621	9.49	(3)
June 2014	25,429	9.31	(3)
July 2014	48,399	9.62	(3)
August 2014	1,010	9.46	(3)
September 2014	14,220	9.98	(3)
Total	172,145
_____________________
(1) We announced the adoption and commencement of the program on March 12, 2010. We announced an amendment to the program on January 18, 2013 (which amendment became effective on February 17, 2013), on February 26, 2013 (which amendment became effective on March 28, 2013), on January 28, 2014 (which amendment became effective on February 27, 2014) and on October 17, 2014 (which amendment will be effective on November 16, 2014).
(2) Pursuant to the program, as amended, we currently redeem shares at prices determined as follows:

•	For those shares held by the redeeming stockholder for at least one year, 92.5% of the price paid to acquire the shares from us;

•	For those shares held by the redeeming stockholder for at least two years, 95.0% of the price paid to acquire the shares from us;

•	For those shares held by the redeeming stockholder for at least three years, 97.5% of the price paid to acquire the shares from us; and

•	For those shares held by the redeeming stockholder for at least four years, 100% of the price paid to acquire the shares from us.
Notwithstanding the above, the redemption price for Special Redemptions would be the amount paid to acquire the shares from us.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the limitations under our Fourth Amended Share Redemption Program as described above, we may redeem up to $0.4 million of shares for the remainder of 2014 in connection with Special Redemptions. We will not be able to process ordinary redemptions for the remainder of 2014.
On October 14, 2014, our board of directors approved a fifth amended and restated share redemption program (the “Fifth Amended Share Redemption Program”).

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

Pursuant to the Fifth Amended Share Redemption Program, unless we are redeeming a stockholder’s shares in connection with a Special Redemption, once we establish an estimated value per share for a purpose other than to set the price to acquire a share in one of our now-terminated primary Offerings, the price at which we will redeem the shares of a qualifying stockholder is as follows:

▪	for those shares held by the redeeming stockholder for at least one year, 92.5% of our most recent estimated value per share as of the applicable redemption date;

▪	for those shares held by the redeeming stockholder for at least two years, 95.0% of our most recent estimated value per share as of the applicable redemption date;

▪	for those shares held by the redeeming stockholder for at least three years, 97.5% of our most recent estimated value per share as of the applicable redemption date; and

▪	for those shares held by the redeeming stockholder for at least four years, 100% of our most recent estimated value per share as of the applicable redemption date.
In addition, the Fifth Amended Share Redemption Program permits our board of directors to increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. We may provide notice of a funding increase or decrease by including such information in a Current Report on Form 8-K, a Quarterly Report on Form 10-Q or an Annual Report on Form 10-K, all publicly filed with the Securities and Exchange Commission, or by a separate mailing to our stockholders.
There were no other material changes in the Fifth Amended Share Redemption Program. The Fifth Amended Share Redemption Program will be effective on November 16, 2014, and as a result will be effective on the November 2014 redemption date, which is November 28, 2014. This will have no effect on the price at which we will redeem shares until we establish an estimated value per share for a purpose other than to set the price to acquire a share in one of our now-terminated primary Offerings, which estimated value per share we expect to establish in December 2014.
Because of the limitations on the dollar value of shares that may be redeemed under the Fourth Amended Share Redemption Program, as described above, which limitations will continue to be in effect after the effectiveness of the Fifth Amended Share Redemption Program, only shares redeemed pursuant to Special Redemptions in December 2014 will be affected by the amendments in the Fifth Amended Share Redemption Program, with such shares being redeemed at the estimated value per share that we expect to establish in December 2014. When the $2.0 million annual limitation is reset in 2015, all redemptions will be affected by the amendments in the Fifth Amended Share Redemption Program and will be processed at the prices referenced above.

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

4.3	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed May 10, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed January 27, 2014

99.2	Fifth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed October 17, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	November 13, 2014	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	November 13, 2014	By:	/s/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)