Form 10-K
period 2014-12-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2015-03-09
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-54673
 ______________________________________________________
KBS LEGACY PARTNERS APARTMENT REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Maryland	27-0668930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800 Newport Center Drive, Suite 700 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
While there is no established market for the Registrant’s shares of common stock, the Registrant has made a public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. The Registrant ceased offering shares of common stock in its primary public offering on March 31, 2014. The last price paid to acquire a share in the Registrant’s primary public offering was $10.96 per share. On December 9, 2014, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.14 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2014. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 9, 2014, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
There were approximately 19,877,474 shares of common stock held by non-affiliates as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.
 As of March 3, 2015, there were 20,125,721 outstanding shares of common stock of the Registrant.

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

•
We may incur debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our total liabilities would exceed this limit. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.

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

•
During any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (both as defined in the share redemption program and together with redemptions in connection with a stockholder’s death, “special redemptions”), the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for special redemptions. In August 2014, we exhausted the $1.5 million of funds available for ordinary redemptions. During January and February 2015, we redeemed $1.0 million of common stock. Based on the $2.0 million limitation for 2015 and redemptions through February 28, 2015, we may redeem up to $1.0 million of shares for the remainder of 2015, including $0.5 million for ordinary redemptions.

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
We have invested in and manage a portfolio of high quality apartment communities located throughout the United States. Our portfolio includes “core” apartment buildings that are already well positioned and producing rental income. As of December 31, 2014, we owned 11 apartment complexes.
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
On March, 12, 2010 we commenced our initial public offering of 280,000,000 shares of common stock for sale to the public, of which 80,000,000 shares were offered pursuant to our dividend reinvestment plan (the “Initial Offering”). We retained KBS Capital Markets Group LLC (“KBS Capital Markets Group”), an affiliate of our advisor, to serve as the dealer manager for the Initial Offering pursuant to a dealer manager agreement dated March 12, 2010 (the “Initial Dealer Manager Agreement”).
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
Through its completion on March 12, 2013, we sold 18,088,084 shares of common stock in the Initial Offering for gross offering proceeds of $179.2 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million. We sold 1,496,198 shares of common stock in our primary Follow-on Offering for gross offering proceeds of $15.9 million.
As of December 31, 2014, we had sold an aggregate of 20,502,279 shares of common stock in the Offerings for gross offerings proceeds of $204.4 million, including an aggregate of 1,286,869 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $12.9 million. Also as of December 31, 2014, we had redeemed 437,449 shares sold in the Offerings for $4.2 million. We have used substantially all of the net proceeds from the Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.

Objectives and Strategies
Our primary investment objectives are:

•	to provide our stockholders with attractive and stable cash distributions; and

•	to preserve and return our stockholders’ capital contributions.
We also seek to realize growth in the value of our investments by timing asset sales to maximize their value.
Investment Strategies
Primary Investment Focus
We have made all of our equity investments in core apartment properties that have relatively low investment risk characteristics, with the goal of attaining a portfolio of income-producing properties that provide attractive and stable returns to our investors. Core apartment properties are high quality, well positioned, existing properties producing rental income, generally with at least 85% occupancy. Such properties are generally newer properties that are well-located in major urban or suburban submarkets. Core apartment communities generally have fewer near-term capital expenditure requirements (with minor deferred maintenance or cosmetic improvements, if any, required) and have the demonstrated ability to produce high occupancies and stable cash flows. As a result, core apartment communities tend to have a relatively low investment risk profile.
As of December 31, 2014, we owned 11 apartment complexes. The properties we owned as of December 31, 2014 encompass 3.1 million rentable square feet. The following charts illustrate our geographic diversification based on total occupied units and total annualized base rent as of December 31, 2014.

We do not anticipate making significant additional real estate acquisitions due to the termination of the primary Follow-on Offering on March 31, 2014. To the extent that we make additional investments, we may make our investments through the acquisition of individual assets or by acquiring portfolios of assets. We may also make equity investments in REITs and other real estate companies with investment objectives similar to ours. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds of the Offerings or to represent a substantial portion of our assets at any one time.
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
Property Management and Other Services.  With respect to development services, construction services and property management services, although we do not rely exclusively on, nor have a written agreement to exclusively receive services from affiliates of our Legacy sponsors, our advisor may seek such services from our Legacy sponsors. All such service transactions would be subject to approval by our conflicts committee as fair and reasonable and on terms no less favorable than those available from unaffiliated third parties. Although we do not anticipate making significant additional acquisitions due to the termination of the primary Follow-on Offering on March 31, 2014, we may invest from time to time in unimproved property, make equity investments in REITs and other real estate companies with investment objectives similar to ours, or other real estate-related assets.
Investment Highlights
During 2014, we acquired:

•	one apartment community containing 240 units located in Concord, North Carolina for $28.0 million plus closing costs; and

•	one apartment community containing 200 units located in St. Louis, Missouri for $38.9 million plus closing costs.
Financing Objectives
We have financed all of our real estate investments with a combination of the proceeds we received from the Offerings and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders.  Although we do not anticipate making significant additional real estate acquisitions due to the termination of the primary Follow-on Offering on March 31, 2014, we may use debt financing to finance acquisitions of new properties or assets to the extent we make such acquisitions in the future. We also may use debt financing to pay for capital improvements or repairs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital. As of December 31, 2014, we had $294.0 million of fixed-rate debt outstanding with a weighted-average interest rate of 3.3%. We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2014, our borrowings and other liabilities were approximately 67% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets.

Market Outlook ─ Multi-Family Real Estate and Finance Markets
The last recession, which occurred from approximately 2008 - 2009, resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends continued throughout 2011 and into 2012. Since the second quarter of 2012, vacancy stabilized at approximately its equilibrium rate; however, while rent growth moderated during 2013, it remained at an above average annual rate through the third quarter of 2014.
According to the U.S. Bureau of Labor Statistics (“BLS”), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the 2008 recession. Since 2009, employment has increased by over 10.6 million jobs (through December 2014). The BLS also reported that the unemployment rate peaked in 2009 at 10.0% and was down to 6.7% by the end of 2013. During 2014, the unemployment rate continued to decline and was 5.6% at the end of the year.
Witten Advisors reported that apartment vacancies in the U.S. were 7.8% at the end of 2009 (“U.S. Apartment Markets Forecast,” Fourth Quarter 2014). Apartment vacancies declined steadily throughout 2010 and 2011, stabilizing at 5%, the approximate equilibrium vacancy rate, in the second half of 2012. As of the end of the third quarter of 2014, Witten Advisors reported that U.S. apartment vacancies were down to 4.4%. Witten Advisors also reported that effective rents for U.S. apartments were up by 2.0% and 4.2% in 2010 and 2011, respectively, in contrast to the decline in effective rents of 4.4% in 2009. Effective rents continued to grow in 2012 at 3.9%, as compared to the long-term average growth rate of 2.7%, and were 3.8% for the twelve months ending September 2014.
Class A multifamily capitalization rates in the U.S. averaged 4.68% in the fourth quarter of 2007 (Witten Advisors: “U.S. Apartment Markets Forecast,” Third Quarter 2014). Capitalization rates increased to 5.79% by the fourth quarter of 2009, reflecting the decline in Class A multifamily property values as a result of the 2008 recession. By the first quarter of 2011, the average Class A capitalization rate had declined to approximately 5.0%, where it remained through the third quarter of 2013. Class A multifamily capitalization rates declined modestly to 4.8% in the fourth quarter of 2013, and declined further to 4.63% as of the end of the third quarter of 2014.
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

•
Housing Shift - An increasing number of people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 36.0% at the end of the fourth quarter 2014. This equates to approximately 5.5 million additional renter households in the United States, according to Witten Advisors, over that time period.

•
Diminished supply - According to Witten Advisors (“U.S. Apartment Markets Forecast,” Fourth Quarter 2014), multifamily rental construction starts in the U.S. averaged approximately 300,000 units per year for the decade ended December 2005. In comparison, starts were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. In 2011, 2012 and 2013, rental construction starts in the United States were 147,000, 204,000 and 268,000 units, respectively. Multifamily rental construction starts are expected to peak at approximately 318,000 units in 2014 before easing to 256,000 units in 2017.

Economic Dependency
We are dependent on our advisor and our sub-advisor for certain services that are essential to us, including the identification, evaluation, negotiation, acquisition and disposition of investments; management of the daily operations of our investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.
Competitive Market Factors
The success of our investment portfolio depends, in part, on our ability to acquire apartment communities that provide attractive and stable returns. Although we do not anticipate making significant additional acquisitions in the future, to the extent we do make acquisitions, we will face competition from various entities for investment opportunities in apartment community properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
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
Compliance with Federal, State and Local Environmental Law
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on properties or restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The cost of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for distribution to our stockholders.
Each of our real estate properties was subject to a Phase I environmental assessment prior to the time it was acquired. Our real estate properties are subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the properties. Based on our environmental diligence and assessments of our properties and our purchase of pollution and remediation legal liability insurance, we do not believe that environmental conditions at our properties are likely to have a material adverse effect on our operations.
Employees
We have no paid employees. The employees of our advisor and sub-advisor, or their affiliates, provide management, acquisition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 800 Newport Center Drive, Suite 700, Newport Beach, California 92660. Our telephone number, general facsimile number and web address are (949) 417-6500, (949) 417-6501 and www.kbslegacyreit.com, respectively.

Industry Segments
As of December 31, 2014, we had invested in 11 apartment complexes. Substantially all of our revenue and net income (loss) is from real estate, and therefore, we currently operate in one business segment.
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
Risks Related to an Investment in Us
Because we raised substantially less than the maximum offering amount in our Offerings, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which will cause the value of our stockholders’ investment to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue, potentially increasing the risk that our stockholders will lose money in their investment.
The proceeds we have raised in our Offerings were lower than our sponsor and dealer manager originally expected. Furthermore, our Follow-on Offering was terminated on March 31, 2014. As a result, we did not raise the maximum offering amount in the Follow-on Offering. Therefore, we will make fewer investments than originally intended resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. Adverse developments with respect to a single property, or a geographic region, will have a greater adverse impact on our operations than they otherwise would. In addition, our inability to raise substantial funds will increase our fixed operating expenses as a percentage of our revenue, reducing our net income and limiting our ability to pay distributions to our stockholders and increasing the risk that our stockholders will lose money on their investment.
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the public offering price.
Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date. There is no public market for our shares and we have no plans at this time to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards and such sale complies with state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us and our board of directors could amend, suspend or terminate our share redemption program upon 30 days’ notice. Among other restrictions, during any calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided, that we may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, once we have redeemed $1.5 million of shares under the share redemption program, including pursuant to redemptions sought in connection with a special redemption, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with special redemptions. In establishing the $2.0 million limitation, our board of directors considered the $2.0 million of redemptions processed during the 2013 calendar year and the cash requirements necessary to effectively manage our assets. Because of these limitations on the dollar value of shares that may be redeemed under our share redemption program, we exhausted funds available for all redemptions other than special redemptions, or “ordinary redemptions,” for 2014 in August 2014. During January and February 2015, we redeemed $1.0 million of common stock. Based on the $2.0 million limitation for 2015 and redemptions through February 28, 2015, we may redeem up to $1.0 million of shares for the remainder of 2015, including $0.5 million for ordinary redemptions.

Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to the price for which the stockholders acquired the shares. It is also likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of the shares, investors should purchase our shares through our dividend reinvestment plan only as a long-term investment and be prepared to hold them for an indefinite period of time.
From inception through December 31, 2014, we have experienced annual net losses which could adversely impact our ability to conduct operations, make investments and pay distributions.
From inception through December 31, 2014, we have had a cumulative net loss of $25.7 million. Included in the cumulative net loss amount was $35.6 million of depreciation of real estate assets and amortization of lease-related costs. In the event that we continue to incur net losses in the future or such losses increase, we will have less money available to make investments and pay distributions to our stockholders, and our financial condition, results of operations, cash flow and ability to service our indebtedness may be adversely impacted.
If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Although we do not anticipate making significant additional investments in the future, to the extent we do make investments, our ability to achieve our investment objectives and to pay distributions will depend upon the performance of our advisor in the acquisition of our investments, including the determination of any financing arrangements. Competition from competing entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. Our investors must rely entirely on the management abilities of KBS Capital Advisors, the property managers KBS Capital Advisors selects and the oversight of our board of directors. We can give no assurance that KBS Capital Advisors will be successful in obtaining suitable investments on financially attractive terms or that, if KBS Capital Advisors makes investments on our behalf, our objectives will be achieved. If we, through KBS Capital Advisors, are unable to find suitable investments promptly, we will hold the proceeds from this offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
Continued disruptions in the financial markets and uncertain economic conditions could adversely affect the values of the investments we make.
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
We rely upon our sponsors and the other real estate professionals affiliated with our sponsors, to identify suitable investments. The private KBS-sponsored programs, especially those that are currently raising offering proceeds, as well as the institutional investors for whom KBS affiliates serve as investment advisors, also rely upon our KBS sponsors for investment opportunities, as do KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”) and KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”). In addition, a newly-formed REIT, KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”) is expected to engage our advisor and to rely on the same group of real estate professionals, which are also externally advised by our advisor, rely upon our KBS sponsors. The private Legacy-sponsored programs rely upon certain of our Legacy sponsors for investment opportunities. To the extent that our sponsors and the other real estate professionals affiliated with our sponsors face competing demands upon their time which cause them to breach their fiduciary duties to us at times when we have capital ready for investment, we may face delays in locating suitable investments. Delays we encounter in the selection and acquisition of income-producing assets would likely limit our ability to pay distributions to our stockholders and lower their overall returns. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the distribution of cash distributions attributable to those particular properties. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property.
We have a limited operating history, which makes our future performance difficult to predict.
We were incorporated in the State of Maryland on July 31, 2009 and have a limited operating history. As of March 9, 2015, we owned 11 apartment community properties. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our sponsors.
KBS REIT I was the first publicly offered investment program sponsored by our KBS sponsors. Our Legacy sponsors have not sponsored another publicly offered investment program during the last 15 years. The private KBS- and Legacy-sponsored programs were not subject to the up-front commissions, fees and expenses associated with a public offering nor all of the laws and regulations that apply to us. For all of these reasons, our stockholders should be especially cautious when drawing conclusions about our future performance and they should not assume that it will be similar to the prior performance of other KBS- or Legacy-sponsored programs. Our limited operating history and the differences between us and the private KBS- and Legacy-sponsored programs significantly increase the risk and uncertainty our stockholders face in making an investment in our shares.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions from the sale of assets. To the extent that we pay distributions from sources other than our cash flows from operations, we will have fewer funds available for investment in real estate properties and the overall return to our stockholders may be reduced. In addition, to the extent distributions exceed cash flows from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations.

For the year ended December 31, 2014, we paid aggregate distributions of $12.9 million, including $7.3 million of distributions paid in cash and $5.6 million of distributions reinvested through our dividend reinvestment plan. Funds from operations (“FFO”) for the year ended December 31, 2014 was $9.0 million and cash flows from operations was $12.1 million. We funded our total distributions paid for the year ended December 31, 2014, which includes cash distributions and dividends reinvested by stockholders, with $10.2 million of cash flows from operations (79%) and $2.7 million of debt financing (21%). For the year ended December 31, 2014, FFO represented 70% of total distributions paid.
The loss of or the inability of our advisor to engage and retain the services of key real estate professionals could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Messrs. Bren, Butcher, Henry and McMillan, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we intend to establish strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors in such regions. We may be unsuccessful in establishing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in the company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
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
Our advisor and its affiliates will receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement;

•	public offerings of equity by us, which entitle KBS Capital Markets Group to dealer-manager fees and will likely entitle KBS Capital Advisors to increased acquisition and asset-management fees;

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

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to a subordinated incentive fee and terminate the asset management fee.
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
We rely on our sponsors, our officers, KBS Capital Advisors and on real estate professionals that our advisor retains to provide services to us, for the day-to-day operation of our business. Messrs. Bren, McMillan and Snyder and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT, and Mr. Bren is an executive officer of KBS Realty Advisors and its affiliates, the advisors of the other KBS-sponsored programs and the investment advisors to KBS-advised investors in real estate and real estate-related assets. In addition, Messrs. McMillan and Snyder and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. Mr. Butcher is Chairman of the Board of Legacy Partners Residential, Inc., a firm that, together with Legacy Partners Commercial, LLC and other affiliated entities, manages a commercial and residential real estate portfolio currently valued in excess of $6.0 billion. Mr. Butcher is integral to the management of Legacy Partners Realty Funds I, II & III. Mr. Henry is Chief Executive Officer of Legacy Partners Residential, Inc., for which Mr. Hays acts as President. As a result of their interests in other programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, on behalf of themselves and others, Messrs. Bren, Butcher, Henry, Hays, McMillan and Snyder and Ms. Yamane face conflicts of interest in allocating their time among us and other KBS- and Legacy-sponsored programs and other business activities in which they are involved. Should our advisor breach its fiduciary duty to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments, and the value of our stockholders’ investment, may decline.
All of our executive officers, some of our directors and the key real estate professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in affiliates of our sponsors, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and key real estate professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the sub-advisor and other sponsor-affiliated entities. Through sponsor-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors in real estate and real estate-related assets. Through KBS Capital Advisors and KBS Realty Advisors some of these persons work on behalf of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs and KBS-advised investors. And through Legacy Residential and Legacy Commercial affiliated entities some of these persons serve as managers for other institutional investors, Legacy Partners Realty Fund I, Legacy Partners Realty Fund II, and Legacy Partners Realty Fund III. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that breaches their fiduciary duties to us and is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Risks Related to Our Corporate Structure
Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
In order for us to qualify as a REIT for each taxable year, no more than 50% of the value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our capital stock. This ownership limitation could have the effect of delaying, deferring or preventing a takeover or other transaction including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets), in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

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
Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.
Neither we nor any of our subsidiaries intend to register as an investment company under the Investment Company Act. If we or our subsidiaries were obligated to register as investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

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

 We believe that neither we nor our Operating Partnership will be required to register as an investment company based on the following analysis. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets are majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
With respect to the primarily engaged test, we and our Operating Partnership are holding companies. Through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries, namely, the business of purchasing real estate assets.
We believe that most of the subsidiaries of our Operating Partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our Operating Partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that each of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. We expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage-related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.
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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share redemption program, except for redemptions sought in connection with a special redemption. We limit the number of shares redeemed pursuant to the share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year; and (ii) during each calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided, that we may not redeem more than $2.0 million of shares in the aggregate during any calendar year. In addition, once we have redeemed $1.5 million of shares under the share redemption program, including pursuant to redemptions sought in connection with special redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with special redemptions. In establishing the $2.0 million limitation, our board of directors considered the $2.0 million of redemptions processed during the 2013 calendar year and the cash requirements necessary to effectively manage our assets. Because of these limitations on the dollar value of shares that may be redeemed under our share redemption program, we exhausted funds available for all redemptions other than special redemptions, or “ordinary redemptions,” for 2014 in August 2014. We may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders.
Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year and may significantly limit our stockholders’ ability to have their shares redeemed pursuant to our share redemption program. In addition, we may not have significant cash flow to pay distributions, which would in turn severely limit redemptions during the next calendar year. In its sole discretion, our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice.

On December 9, 2014, our board of directors approved an estimated value per share of our common stock of $10.14 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2014. Pursuant to our share redemption program, at such time as we establish an estimated value per share of our common stock for a purpose other than to set the price to acquire a share in one of our primary Offerings, the redemption price for shares redeemed in connection with a special redemption will be the estimated value per share, or $10.14. The price at which we will redeem all other shares eligible for redemption is as follows:

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
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”  The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets.  As such, the estimated value per share does not take into account developments in our portfolio since December 9, 2014.  We currently expect to utilize an independent valuation firm to update the estimated value per share in December of each year.  Upon updating our estimated value per share, the redemption price per share will also change.  Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 9, 2014, our board of directors approved an estimated value per share of our common stock of $10.14 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2014.  We provided this estimated value per share to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under applicable Financial Industry Regulatory Authority (“FINRA”) and National Association of Securities Dealers (“NASD”) Conduct Rules.  The valuation was performed in accordance with the provisions of and also to comply with the Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”), using the methodologies and assumptions described in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” We engaged CBRE Capital Advisors, Inc. (“CBRE Cap”), an independent investment banking firm, to provide a calculation of the range in estimated value per share of our common stock as of December 9, 2014. CBRE Cap based this range in estimated value per share upon appraisals of our 11 real estate properties performed by CBRE, Inc. (“CBRE”), an affiliate of CBRE Cap and an independent third party appraisal firm, and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. In particular, due in part to (i) our relatively small current asset base, (ii) the high concentration of our total assets in real estate, and (iii) the number of shares of our common stock outstanding, even modest changes in key assumptions made in appraising our real estate properties could have a very significant impact on the estimated value of our shares. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.  Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 9, 2014.  For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (i) the number of years the shares have been held, (ii) our estimated value per share and (iii) whether the redemptions are sought in connection with a special redemption. Effective December 9, 2014 the maximum price that may be paid under the program is $10.14 per share, which is our estimated value per share. This reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, if the actual value of the shares we redeem is less than $10.14 per share or less than the price we pay to redeem the shares, then the repurchase will be dilutive to our remaining stockholders.
Our stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. Our board may elect to (i) sell additional shares in future public offerings, including through the dividend reinvestment plan, (ii) issue equity interests in private offerings, (iii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation or (iv) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of the Operating Partnership. To the extent we issue additional equity interests after our investors’ purchase in the Offerings, whether in a primary offering, the dividend reinvestment plan or otherwise, our stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our real estate investments, our stockholders may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.

Payment of fees to KBS Capital Advisors and its affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
KBS Capital Advisors and its affiliates perform services for us in connection with the selection and acquisition of our investments and the management, leasing and disposition of our properties.  We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment and reduces the amount of cash available for distribution to our stockholders.
Therefore, these fees increase the risk that the cash available for distribution to common stockholders upon a liquidation of our portfolio would be less than stockholders paid for our shares.  These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.
Our stockholders may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
Our sponsors have only invested $200,000 in us through the purchase of 20,000 shares of our common stock in our Initial Offering at $10.00 per share. Therefore, if we are successful in raising enough proceeds to reimburse our sponsors for the significant organization and offering expenses that they incurred, through our advisor, our dealer manager and their affiliates, on our behalf in connection with our public offerings, our sponsors will have little exposure to loss in the value of our shares. Without this exposure, our stockholders may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
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
The performance of properties that we acquire is subject to the risks typically associated with real estate, including:

•	downturns in national, regional and local economic conditions;

•	competition from other residential buildings;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes or increases in tax, including real and personal property taxes, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply, all of which could adversely affect our cash flows from operations.
In addition, local conditions in the markets in which we intend to own apartment communities may significantly affect occupancy or rental rates at such properties. The risks that may adversely affect conditions in those markets include the following:

•	layoffs and relocations of significant local employers and other events negatively impacting local employment rates and the local economy;

•	an oversupply of, or a lack of demand for, apartments;

•	changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	the inability or unwillingness of residents to pay rent increases; and

•	rent control or rent stabilization laws or other housing laws, which could prevent us from raising rents.
These factors could weaken our operating results or cause us to be unable to realize growth in the value of our real estate properties.
Our investments are concentrated in the apartment community sector, which will leave our profitability vulnerable to a downturn or slowdown in the sector.
Our investments are concentrated in the apartment community sector and as a result, we are subject to risks inherent in investments in a single type of property. Thus, the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn or slowdown in the apartment community sector will be more pronounced than if we had more fully diversified our investments.
We depend on tenants for our revenue and, accordingly, our revenue and our ability to make distributions to our stockholders is dependent upon the ability of the tenants of our properties to pay their rents in a timely manner. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to pay distributions to our stockholders.
The underlying value of our properties and our ability to pay distributions to our stockholders depend upon the ability of the tenants of our properties to pay their rents to us in a timely manner, and the success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. Tenants’ ability to timely pay their rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our tenants’ ability to make lease payments and could cause us to reduce the amount of distributions we make to stockholders and the value of our stockholders’ investment to decline.
Short-term multifamily and apartment leases expose us to the effects of declining market rent, which could adversely impact our ability to pay distributions to our stockholders.
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
From time to time we may acquire unimproved real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

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
The apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities are located. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.
Increased competition and increased affordability of single-family homes could limit our ability to retain residents, lease apartment units or increase or maintain rents.
Our apartment communities compete with numerous housing alternatives in attracting residents, including single-family homes, as well as owner occupied single- and multifamily homes available to rent. Competitive housing in a particular area and the continued affordability of owner occupied single- and multifamily homes available to rent or buy could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.
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
The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the cash available for distribution to our stockholders.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the cash available for distribution to our stockholders.
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
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have very limited sources of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

Risks Associated with Debt Financing
We incur mortgage indebtedness, lines of credit and other borrowings, which increases our risk of loss due to potential foreclosure.
We obtain lines of credit and long-term financing that may be secured by our properties and other assets. We have acquired many of our real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.
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
High mortgage rates may make it difficult for us to refinance properties, which could reduce our cash flows from operations and the amount of cash available for distribution to our stockholders.
We run the risk of being unable to refinance the properties on which we have placed mortgage debt when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to borrow more money.
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
We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2014, our borrowings and other liabilities were approximately 67% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
Federal Income Tax Risks
Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.
We expect to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
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
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities, if any, (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
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
The maximum tax rate for dividends payable to certain stockholders who are domestic individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
With respect to the annual valuation requirements described above, we will provide an estimated value for our common stock annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of this Annual Report on Form 10-K.
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
As of December 31, 2014, we owned 11 apartment complexes containing 3,039 units and encompassing 3.1 million rentable square feet, which were 93% occupied. The following is a summary of our real estate properties as of December 31, 2014:

Property	Location	Date Acquired	Number of Units	Monthly Rent (1)	Occupancy (2)	Average Monthly Rent per Leased Unit (3)
Legacy at Valley Ranch	Irving, TX	10/26/2010	504	$478,994	96%	$991.71
Poplar Creek	Schaumburg, IL	02/09/2012	196	227,679	93%	1,244.15
The Residence at Waterstone	Pikesville, MD	04/06/2012	255	440,094	93%	1,856.94
Legacy Crescent Park	Greer, SC	05/03/2012	240	180,969	88%	853.63
Legacy at Martin’s Point	Lombard, IL	05/31/2012	256	296,888	91%	1,279.69
Wesley Village	Charlotte, NC	11/06/2012	301	338,875	93%	1,210.27
Watertower Apartments	Eden Prairie, MN	01/15/2013	228	287,627	94%	1,337.80
Crystal Park at Waterford	Frederick, MD	05/08/2013	314	372,371	93%	1,275.24
Millennium Apartment Homes	Greenville, SC	06/07/2013	305	284,564	95%	977.88
Legacy Grand at Concord	Concord, NC	02/18/2014	240	224,092	90%	1,032.68
Lofts at the Highlands	St. Louis, MO	02/25/2014	200	285,708	92%	1,561.25
			3,039	$3,417,861	93%	$1,209.86
_____________________
(1) Monthly rent is based on the aggregate contractual rent from tenant leases in effect as of December 31, 2014, adjusted to reflect any contractual tenant concessions.
(2) Occupancy percentage is calculated as the number of occupied units divided by the total number of units of the property as of December 31, 2014.
(3) Average monthly rent per leased unit is calculated as the aggregate contractual rent from leases in effect as of December 31, 2014, adjusted to reflect any contractual tenant concessions, divided by the number of leased units.

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
Stockholder Information
As of March 3, 2015, we had 20.1 million shares of common stock outstanding held by a total of 5,818 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in the Offerings in meeting their customer account statement reporting obligations pursuant to applicable FINRA and NASD Conduct Rules.  This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines.  For this purpose, we estimated the value of the shares of our common stock as $10.14 per share as of December 9, 2014.  This estimated value per share is based on our board of directors’ approval on December 9, 2014 of an estimated value per share of our common stock of $10.14 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2014. There were no material changes between September 30, 2014 and December 9, 2014 that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged CBRE Cap to provide a calculation of the range in estimated value per share of our common stock as of December 9, 2014. CBRE Cap based this range in estimated value per share upon appraisals of our 11 real estate properties performed by CBRE and valuations performed by our advisor with respect to our cash, other assets, mortgage debt and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2014. The appraisal reports CBRE prepared summarized the key inputs and assumptions involved in the appraisal of each of our real estate properties. CBRE Cap’s valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Upon the conflicts committee’s receipt and review of CBRE Cap’s valuation report, which included the appraised value of our real estate properties as incorporated from the appraisal reports prepared by CBRE and a summary of the estimated value of each of our other assets and our liabilities as determined by our advisor and reviewed by CBRE Cap, and in light of other factors considered by our conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated value per share of $8.99 to $11.07, with an approximate mid-range value of $10.14 per share, as indicated in CBRE Cap’s valuation report and as recommended by our advisor, was reasonable; and (ii) recommended to our board of directors that it adopt $10.14 as the estimated value per share of our common stock, which approximates the mid-range value determined by CBRE Cap. The board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.14 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 9, 2014, as well as the calculation of our prior estimated value per share as of March 6, 2014. We determined the March 6, 2014 estimated value per share solely to be used as a component in calculating the offering price in our now terminated primary Follow-on Offering. Neither CBRE Cap nor CBRE is responsible for the determination of the estimated value per share as of December 9, 2014 or March 6, 2014.

	December 9, 2014 Estimated Value per Share	March 6, 2014 Estimated Value per Share (3)	Change in Estimated Value per Share
Real estate properties (1)	$23.65	$20.09	$3.56
Cash	1.22	1.91	(0.69)
Other assets	0.30	0.40	(0.10)
Mortgage debt (2)	(14.69)	(12.38)	(2.31)
Other liabilities	(0.34)	(0.49)	0.15
Acquisition fees and closing costs subsequent to December 31, 2013	—	(0.05)	0.05
Estimated value per share	$10.14	$9.48	$0.66
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$10.14	$9.48	$0.66
_____________________
(1) The increase in the value of real estate properties was primarily due to the acquisitions of real estate and capital improvements to our real estate portfolio.
(2) The increase in mortgage debt per share was primarily due to the increase in mortgage debt outstanding related to real estate acquisitions.
(3) The March 6, 2014 estimated value per share was based upon a calculation of the range of estimated value per share of our common stock as of December 31, 2013 by CBRE Cap and recommended by our advisor. The range of estimated value per share was based upon appraisals of our real estate properties performed by CBRE and valuations of our cash, other assets, mortgage debt and other liabilities performed by our advisor. For more information relating to the March 6, 2014 estimated value per share and the assumptions and methodologies used by CBRE, CBRE Cap and our advisor, see the our Current Report on Form 8-K filed with the SEC on March 10, 2014.
The increase in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the increase in the estimated value per share from $9.48 to $10.14. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding, real estate acquisitions and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

	Calculation of Estimated Value per Share
March 6, 2014 estimated value per share	$9.48
Changes to estimated value per share
Real estate	0.84
Capital expenditures on real estate	(0.13)
Total change related to real estate	0.71
Mortgage debt	(0.15)	(1)
Elimination of deferred asset management fees not currently payable	0.12
Other changes, net	(0.02)	(2)
Total change in estimated value per share	$0.66
December 9, 2014 estimated value per share	$10.14
_____________________
(1) The change in value of the notes payable is primarily due to a decrease in market interest rates assumed in valuing the notes payable as compared to the March 6, 2014 estimated value per share, resulting in the notes payable being valued at less of a discount than in the March 6, 2014 estimated value per share.
(2) “Other changes, net” consists of various unrelated, insignificant items.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. In particular, due in part to (i) our relatively small current asset base, (ii) the high concentration of our total assets in real estate, and (iii) the number of shares of our common stock outstanding, even modest changes in key assumptions made in appraising our real estate properties could have a very significant impact on the estimated value of our shares. See the discussion under “Real Estate - Real Estate Valuation” below. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. As of December 9, 2014, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Our estimated value per share takes into consideration any potential liability related to a participation fee our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with the advisory agreement between us and our advisor. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be no liability related to the participation fee.
Methodology
Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what we and our advisor deem to be appropriate valuation and appraisal methodologies and assumptions and a process that is in compliance with the IPA Valuation Guidelines. The following is a summary of the valuation and appraisal methodologies used to value our assets and liabilities:
Real Estate
Independent Valuation Firm
CBRE Cap was selected by our advisor and approved by the conflicts committee. With the approval of the conflicts committee, CBRE Cap engaged CBRE to appraise our real estate properties(1). CBRE Cap reviewed and took into consideration the appraised values of each of our properties contained in the appraisal reports of CBRE, and described the results of such appraisals in its valuation report, which was provided to our conflicts committee and our board of directors. CBRE is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation CBRE received for its appraisals of our real estate properties is based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its appraisal reports, CBRE did not, and was not requested to, solicit third party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
_____________________
(1) CBRE Cap is a FINRA registered broker-dealer and is an investment banking firm that specializes in providing real estate financial services. CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. CBRE Cap engaged CBRE to deliver appraisal reports relating to our 11 real estate properties and CBRE received fees upon the delivery of such reports. In addition, we agreed to indemnify CBRE Cap against certain liabilities arising out of this engagement. Each of CBRE Cap and CBRE is an affiliate of CBRE Group, Inc., a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. In the two years prior to December 9, 2014, CBRE Cap and CBRE and their affiliates provided a number of commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates and received fees in connection with such services. CBRE Cap and CBRE and their affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser as certified in the applicable appraisal report.
In the ordinary course of their business, each of CBRE Cap and CBRE, and their respective affiliates, directors and officers may structure and effect transactions for their own accounts or for the accounts of their customers in commercial real estate assets of the same kind and in the same markets as our assets.

CBRE collected all reasonably available material information that it deemed relevant in appraising our real estate properties. CBRE relied in part on property-level information provided by our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures.
In conducting their respective investigations and analyses, each of CBRE Cap and CBRE took into account customary and accepted financial and commercial procedures and considerations as each deemed relevant. Although each of CBRE Cap and CBRE reviewed information supplied or otherwise made available by us or our advisor for reasonableness, each assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap and CBRE, CBRE Cap and CBRE each assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, board of directors and/or our advisor. CBRE Cap and CBRE each relied on us or our advisor to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.
In performing its analysis of our real estate properties, CBRE made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its control and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, CBRE assumed that we had clear and marketable title to each real estate property appraised, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials had been present or were present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, CBRE’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions may affect CBRE’s analysis and conclusions.  CBRE’s appraisal reports contain other assumptions, qualifications and limitations that qualify the analysis, opinions and conclusions set forth therein.  Furthermore, the prices at which our real estate properties may actually be sold could differ from their appraised values.
Although CBRE considered any comments received from us or our advisor to its appraisal reports, the final appraised values of our real estate properties were determined by CBRE.  The appraisal reports for our real estate properties are addressed solely to CBRE Cap to assist in its calculation of the range in the estimated value per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports CBRE did not solicit third-party indications of interest for our real estate properties.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to CBRE’s appraisal reports. All of the CBRE appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation
CBRE appraised each of our real estate properties owned as of September 30, 2014, using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on the direct capitalization approach for the final appraisals of each of the real estate properties. The direct capitalization approach applies a current market capitalization rate to the properties’ net operating income. The capitalization rate was based on recent comparable market transactions adjusted for unique property and market-specific factors, and the capped net operating income (NOI) was estimated based on CBRE’s expertise in appraising commercial real estate. Real estate is currently carried in our financial statements at its amortized cost basis. CBRE performed its appraisals as of September 30, 2014.

The total appraised value of our 11 real estate properties as of September 30, 2014, as provided by CBRE using the appraisal methodologies described above, was $472.2 million. The total cost basis of these properties as of September 30, 2014 was $433.9 million. This amount includes the acquisition cost of $416.7 million, $9.9 million in capital expenditures since inception and $7.3 million of acquisition fees and expenses. The total appraised value of our real estate properties, compared to the total cost basis of the real estate properties, results in an overall increase in the value of our real estate properties of approximately 8.8%. The following summarizes the range and weighted-average direct capitalization rates used to arrive at the appraised values of our real estate properties:

Range in Direct Capitalization Rate	Weighted-Average Direct Capitalization Rate
5.25% to 5.75%	5.50%
While we believe that CBRE’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of the real estate properties and thus, our estimated value per share. Furthermore, given (i) our relatively small asset base, (ii) the high concentration of our total assets in real estate, and (iii) the number of shares of our common stock outstanding as of September 30, 2014, any change in the appraised value of the real estate properties would have a significant impact on our estimated value per share. The table below illustrates the impact on the estimated value per share if the direct capitalization rates were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on the estimated value per share if the direct capitalization rates or net operating income were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Direct capitalization rate	$1.07	$(1.04)	$1.18	$(1.14)
Net operating income	N/A	N/A	(1.19)	1.12
Finally, each 1% change in the appraised value of the real estate properties would result in a change of $0.24 to the estimated value per share.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2014, but do not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan‑to‑value ratio and type of collateral.
As of September 30, 2014, the GAAP fair value and carrying value of our notes payable were $293.2 million and $292.4 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 10.2 years, was approximately 3.63%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	(0.21)	0.21	(0.16)	0.15

Deferral of Asset Management Fees
The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to our advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid.
In addition, the advisory agreement defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers our obligation to pay an asset management fee for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the IPA in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by our advisor in accordance with the advisory agreement.
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
As of September 30, 2014, we had accrued and deferred payment of $4.3 million of asset management fees under the advisory agreement, as we believe the payment of this amount to our Advisor is probable. These fees will be reimbursed in accordance with the terms noted above. For the purposes of determining the estimated value per share, our advisor included $29,000 of this liability or less than $0.01 per share, as this amount was subsequently paid in October 2014 based on the MFFO Surplus generated in September 2014. The remaining accrued and deferred asset management fees of $4.3 million or $0.22 per share as of September 30, 2014 was not included in the calculation of the estimated value per share as these amounts would only be payable as set forth above. Additionally, based on a hypothetical liquidation of the assets and liabilities as of September 30, 2014, we would not be liable for the $4.3 million of accrued and deferred asset management fees that was not included in the calculation of the estimated value per share.
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as lease intangible assets and liabilities related to real estate investments and deferred financing costs have been eliminated for the purpose of the valuation due to the fact that the value of those balances was already considered in the appraisals of the real estate properties and the valuation of the related notes payable. Our advisor also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.

Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our public offerings in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. The estimated value per share set forth above first appeared on the December 31, 2014 customer account statements that were mailed in January 2015. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of its liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	a third party would offer the estimated value per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to calculate our estimated value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated value per share as of December 9, 2014 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2014. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to September 30, 2014, including, but not limited to, (i) the issuance of common stock under the dividend reinvestment plan, (ii) net operating income earned and distributions declared and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. Because of, among other factors, our relatively small current asset base, the high concentration of our total assets in real estate, and the number of shares of our common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a very significant impact on the value of our shares. See the discussion under “Real Estate - Real Estate Valuation” above. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We currently expect to utilize an independent valuation firm to update the estimated value per share in December of each year, in accordance with the IPA Valuation Guidelines.
Distribution Information
We have authorized and declared and expect to continue to authorize and declare distributions based on daily record dates, and to pay such distributions on a monthly basis. The rate will be determined by the board of directors based on our financial condition and such other factors as our board of directors deems relevant. The board of directors has not pre-established a percentage range of return for distributions to our stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Generally, our policy is to pay distributions from cash flows from operations. Because we may receive income from rents at various times during our fiscal year and because we may need cash flows from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we have funded our distributions in part with debt financing, and we expect to utilize debt financing in the future, if necessary, to fund a portion of our distributions. We may also fund such distributions from advances from our advisor or sponsors, from our advisor’s deferral of its fees under the advisory agreement, or from the sale of assets. Our distribution policy is not to use the proceeds of our public offerings to pay distributions. However, our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. To the extent that we pay distributions from sources other than our cash flows from operations, we will have fewer funds available with which to make real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with our taxable year ended December 31, 2010. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.
During 2013 and 2014, we declared distributions based on daily record dates for each day during the period commencing January 1, 2013 through December 31, 2014. Distributions are paid on or about the first business day of the following month. Distributions declared during 2013 and 2014, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$3,126	$3,225	$3,269	$3,285	$12,905
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on Purchase Price of $10.00 Per Share	6.5%	6.5%	6.5%	6.5%	6.5%

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$2,416	$2,946	$3,017	$3,094	$11,473
Total Per Share Distribution	$0.160	$0.162	$0.164	$0.164	$0.650
Annualized Rate Based on Purchase Price of $10.00 Per Share	6.5%	6.5%	6.5%	6.5%	6.5%
The tax composition of our distributions declared for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Ordinary Income	16%	10%
Return of Capital	84%	90%
Total	100%	100%

On November 12, 2014, our board of directors declared distributions based on daily record dates for the period from January 1, 2015 through January 31, 2015, which we paid on February 2, 2015. On January 15, 2015, our board of directors declared distributions based on daily record dates for the period from February 1, 2015 through February 28, 2015, which we paid on March 2, 2015, and distributions based on daily record dates for the period from March 1, 2015 through March 31, 2015, which we expect to pay in April 2015. On March 5, 2015, our board of directors declared distributions based on daily record dates for the period from April 1, 2015 through April 30, 2015, which we expect to pay in May 2015, and distributions based on daily record dates for the period from May 1, 2015 through May 31, 2015, which we expect to pay in June 2015. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the initial primary offering price for the Initial Offering of $10.00 per share or a 6.4% annualized rate based on our December 9, 2014 estimated value per share of $10.14.
Unregistered Sales of Equity Securities
During the fiscal year ended December 31, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Share Redemption Program Terms and Amendments
Pursuant to our share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•	Unless the shares are being redeemed in connection with a special redemption, we may not redeem shares until the stockholder has held his or her shares for one year.

•
Subject to the limitations of the Fourth Amended Share Redemption Program (defined below), during each calendar year, the share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the issuance of shares under our dividend reinvestment plan during the prior calendar year.

•	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to our share redemption program, as amended to date, unless we were redeeming a stockholder’s shares in connection with a special redemption, and until such time as we established an estimated value per share for a purpose other than to set the price to acquire a share in one of our now-terminated primary Offerings, the price at which we would redeem the shares of a qualifying stockholder was as follows:

i.	For those shares held by the redeeming stockholder for at least one year, 92.5% of the price paid to acquire the shares from us;

ii.	For those shares held by the redeeming stockholder for at least two years, 95.0% of the price paid to acquire the shares from us;

iii.	For those shares held by the redeeming stockholder for at least three years, 97.5% of the price paid to acquire the shares from us; and

iv.	For those shares held by the redeeming stockholder for at least four years, 100% of the price paid to acquire the shares from us.
Notwithstanding the above, for shares redeemed in connection with a special redemption, the redemption price was the amount paid to acquire the shares from us.

On January 24, 2014, our board of directors approved a fourth amended and restated share redemption program (the “Fourth Amended Share Redemption Program”). The Fourth Amended Share Redemption Program became effective for redemptions under the program on or after February 27, 2014. Pursuant to the Fourth Amended Share Redemption Program, we may redeem only the number of shares that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided that we may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including redemptions in connection with special redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with a special redemption. In establishing the $2.0 million limitation, our board of directors considered the $2.0 million of redemptions processed during the 2013 calendar year and the cash requirements necessary to effectively manage our assets.
There were no other changes to the Fourth Amended Share Redemption Program.
In August 2014, we exhausted the $1.5 million of funds available for all redemptions and thus, because of the limitations on the dollar value of shares that could be redeemed under the Fourth Amended Share Redemption Program, as described above, we were not be able to process ordinary redemptions for the remainder of 2014 and could only process special redemptions.  Thus, as of December 31, 2014, we had $0.5 million of outstanding and unfulfilled ordinary redemption requests, representing 47,073 shares. The $2.0 million annual limitation was reset beginning January 1, 2015 and the $0.5 million of outstanding and unfulfilled redemption requests as of December 31, 2014 were fulfilled in January 2015.
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
Once we establish an estimated value per share for a purpose other than to set the price to acquire a share in one of our now-terminated primary Offerings, the redemption price for shares being redeemed in connection with a special redemption will be the estimated value per share.
The Fifth Amended Share Redemption Program also permits our board of directors to increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. We may provide notice of a funding increase or decrease by including such information in a Current Report on Form 8-K, a Quarterly Report on Form 10-Q or an Annual Report on Form 10-K, all publicly filed with the Securities and Exchange Commission, or by a separate mailing to our stockholders.
There were no other material changes in the Fifth Amended Share Redemption Program.  The Fifth Amended Share Redemption Program became effective on November 16, 2014, and as a result was effective on the November 2014 redemption date, which was November 28, 2014.
Because of the limitations on the dollar value of shares that may be redeemed under the Fourth Amended Share Redemption Program, as described above, which limitations continue to be in effect under the Fifth Amended Share Redemption Program, only shares redeemed in connection with a special redemption in December 2014 were affected by the amendments in the Fifth Amended Share Redemption Program, with such shares being redeemed at the estimated value per share of $10.14. As the $2.0 million annual limitation was reset in January 2015, all redemptions will be affected by the amendments in the Fifth Amended Share Redemption Program and will be processed at the prices referenced above.

If we cannot redeem all shares presented for redemption in any month because of the limitations on redemptions set forth in our share redemption program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented, then we would redeem all of such stockholder’s shares.
On December 9, 2014, our board of directors approved an estimated value per share of our common stock of $10.14 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014. This estimated value per share became effective for the December 2014 redemption date, which was December 31, 2014. Because of the limitations on the dollar value of shares that may be redeemed under the share redemption program, we were only able to redeem shares in connection with special redemptions in December 2014. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the December 2014 estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
During the year ended December 31, 2014, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2014	400	$9.25	(2)
February 2014	10,762	9.38	(2)
March 2014	29,874	9.52	(2)
April 2014	1,430	9.25	(2)
May 2014	40,621	9.49	(2)
June 2014	25,429	9.31	(2)
July 2014	48,399	9.62	(2)
August 2014	1,010	9.46	(2)
September 2014	14,220	9.98	(2)
October 2014	16,000	10.00	(2)
November 2014	—	—	(2)
December 2014	5,000	10.14	(2)
Total	193,145
_____________________
(1) We announced the adoption and commencement of the program on March 12, 2010. We announced amendments to the program on January 18, 2013 (which amendment became effective on February 17, 2013), on February 26, 2013 (which amendment became effective on March 28, 2013), on January 28, 2014 (which amendment became effective on February 27, 2014) and on October 17, 2014 (which amendment became effective on November 16, 2014).
(2) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. For the year ended December 31, 2014, we redeemed $1.9 million of shares, which represented all redemption requests received in good order and eligible for redemption through the December 2014 redemption date, except for $0.5 million of shares in connection with ordinary redemption requests, which redemption requests were not processed in 2014 because of limitation on ordinary redemptions described above. These shares were redeemed in January 2015. Effective January 2015, these limitations were reset and thus, as of January 1, 2015, we had $2.0 million available for eligible redemptions in 2015, subject to the limitations described above, including the $1.5 million annual limitation for ordinary redemptions. Based on the $2.0 million limitation for 2015 and redemptions through February 28, 2015, we may redeem up to $1.0 million of shares for the remainder of 2015, including $0.5 million for ordinary redemptions.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2014, 2013, 2012, 2011 and 2010, for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except share and per share amounts):

	As of December 31,
	2014	2013	2012	2011	2010
Balance sheet data
Total real estate, net	$385,863	$330,317	$221,756	$34,592	$35,887
Total assets	421,234	378,166	261,850	60,521	40,376
Notes payable	291,214	242,856	167,940	24,077	37,592
Total liabilities	303,971	252,345	173,272	25,990	39,336
Redeemable common stock	1,539	4,761	2,006	350	—
Total stockholders’ equity	115,724	121,060	86,572	34,181	1,040
	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Operating data
Total revenues	$42,200	$32,825	$16,105	$5,372	$928
Net loss	(3,560)	(7,745)	(10,233)	(2,093)	(2,054)
Net loss per common share - basic and diluted	(0.18)	(0.44)	(1.16)	(1.21)	(50.02)
Other data
Cash flows provided by (used in) operating activities	$12,086	$8,196	$(1,533)	$(845)	$(540)
Cash flows used in investing activities	(17,372)	(122,114)	(196,336)	(1,595)	(12,965)
Cash flows (used in) provided by financing activities	(7,534)	118,767	206,646	22,387	16,431
Distributions declared	12,905	11,473	5,724	1,127	10
Distributions declared per common share (1)	0.650	0.650	0.650	0.650	0.028
Weighted-average number of common shares outstanding, basic and diluted	19,853,904	17,649,883	8,801,166	1,734,410	41,063
Reconciliation of funds from operations (2)
Net loss	$(3,560)	$(7,745)	$(10,233)	$(2,093)	$(2,054)
Depreciation of real estate assets	11,497	8,284	3,857	858	207
Amortization of lease-related costs	1,080	4,082	4,155	1,032	552
FFO	$9,017	$4,621	$(2,221)	$(203)	$(1,295)
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day for the periods presented. Distributions for the period from December 16, 2010 through February 28, 2012 and March 1, 2012 through December 31, 2014 are based on daily record dates and calculated at a rate of $0.00178082 per share per day.
(2) We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an apartment REIT. We compute FFO in accordance with the current NAREIT. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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
Overview
We were formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a REIT beginning with the taxable year ended December 31, 2010 and intend to continue to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
We have invested in and manage a portfolio of high quality apartment communities located throughout the United States. Our portfolio includes “core” apartment buildings that are already well positioned and producing rental income. As of December 31, 2014, we owned 11 apartment complexes.
As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations and our portfolio of real estate assets. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors delegates certain advisory duties to the Sub-Advisor. Notwithstanding such delegation to the Sub-Advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors makes recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, approves our investments. KBS Capital Advisors, either directly or through the Sub-Advisor, also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our Sub-Advisor owns 20,000 shares of our common stock. We have no paid employees.
On March 12, 2010, we commenced the Initial Offering of 280,000,000 shares of common stock for sale to the public, of which 80,000,000 shares were offered pursuant to our dividend reinvestment plan. We retained KBS Capital Markets Group, to serve as the dealer manager for the Initial Offering pursuant to the initial Dealer Manager Agreement, dated March 12, 2010.
On May 31, 2012, we filed a registration statement on Form S-11 with the SEC to register the Follow-on Offering. Pursuant to the Follow-on Offering registration statement, as amended, we registered up to an additional $2,000,000,000 of shares of common stock for sale to the public and up to an additional $760,000,000 of shares pursuant to our dividend reinvestment plan. The SEC declared our registration statement for the Follow-on Offering effective on March 8, 2013.
We retained KBS Capital Markets Group to serve as the dealer manager for the Follow-on Offering pursuant to the Follow-on Dealer Manager Agreement dated March 8, 2013. On March 12, 2013, we ceased offering shares pursuant to the Initial Offering and on March 13, 2013, we commenced offering shares to the public pursuant to the Follow-on Offering. We ceased offering shares of common stock in the primary Follow-on Offering on March 31, 2014 and completed subscription processing procedures on April 30, 2014. We continue to offer shares under our dividend reinvestment plan.
Through its completion on March 12, 2013, we sold 18,088,084 shares of common stock in the Initial Offering for gross offering proceeds of $179.2 million, including 368,872 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $3.5 million. We sold 1,496,198 shares of common stock in our primary Follow-on Offering for gross offering proceeds of $15.9 million.
As of December 31, 2014, we had sold an aggregate of 20,502,279 shares of common stock in the Offerings for gross offering proceeds of $204.4 million, including an aggregate of 1,286,869 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $12.9 million. Also, as of December 31, 2014, we had redeemed 437,449 shares sold in the Offerings for $4.2 million. We have used substantially all of the net proceeds from the Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.

Market Outlook ─ Multi-Family Real Estate and Finance Markets
The last recession, which occurred from approximately 2008 - 2009, resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends continued throughout 2011 and into 2012. Since the second quarter of 2012, vacancy has stabilized at approximately its equilibrium rate; however, while rent growth moderated during 2013, it remained at an above average annual rate through the third quarter of 2014. For further discussion of current market conditions, see Part I, Item 1, “Business — Market Outlook — Multi-Family Real Estate and Finance Markets.”
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
We ceased offering shares of common stock in the primary Follow-on Offering on March 31, 2014. We plan to continue to offer shares under our dividend reinvestment plan until we have sold all $760,000,000 of shares of common stock under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time. As of December 31, 2014 we had sold an aggregate of 20,502,279 shares of common stock in the Offerings for gross offering proceeds of $204.4 million, including an aggregate of 1,286,869 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $12.9 million. Also as of December 31, 2014, we had redeemed 437,449 shares sold in the Offerings for $4.2 million. To date, we have invested substantially all of the proceeds from our now-terminated primary Offerings in real estate properties and do not anticipate making significant additional real estate acquisitions due to the termination of the primary Follow-on Offering on March 31, 2014.
During the year ended December 31, 2014, we acquired two apartment properties. Our cash needs for these investments and for capital expenditures and debt financing were met with proceeds from our Offerings and debt financing. Operating cash needs during the same period were met through cash flows from operations.
Our real estate investments generate cash flow in the form of rental revenues, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and how well we manage our expenditures. As of December 31, 2014, our real estate property investments were 93% occupied.
As of December 31, 2014, our total debt outstanding was $294.0 million. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2014, our borrowings and other liabilities were approximately 67% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets.
We paid distributions to our stockholders during the year ended December 31, 2014 using a combination of cash flows from operations and debt financing. We believe that our cash flows from operations, cash on hand and proceeds from our dividend reinvestment plan are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2014 did not exceed the charter imposed limitation.

Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of December 31, 2014, we owned 11 apartment complexes. During the year ended December 31, 2014, net cash provided by operating activities was $12.1 million. We expect our cash flows from operating activities to vary over time but will generally increase in future years as a result of owning the assets acquired in 2014 for an entire period. We do not anticipate making significant additional real estate acquisitions due to the termination of the primary Follow-on Offering on March 31, 2014.
Cash Flows from Investing Activities
Net cash used in investing activities was $17.4 million for the year ended December 31, 2014 and consisted of the following:

•	$13.2 million used for the acquisitions of two apartment complexes;

•	$5.0 million of improvements to real estate; and

•	$0.8 million decrease in restricted cash for capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $7.5 million for the year ended December 31, 2014 and consisted primarily of the following:

•	$4.0 million of principal payments on our mortgage notes payable and payments of deferred financing costs of $0.1 million;

•
$5.8 million of cash provided by offering proceeds related to our Follow-on Offering, net of payments of commissions and dealer manager fees of $0.5 million, other organization and offering expenses of $0.3 million and reimbursements of other offering costs from affiliates of $0.8 million;

•	$7.3 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $5.6 million; and

•	$1.9 million of cash used for redemptions of common stock.
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
The advisory agreement deferred our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by NAREIT and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. As of December 31, 2014, we had accrued and deferred payment of $1.5 million of asset management fees for February through July 2013 under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.

In addition, the advisory agreement defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers our obligation to pay an asset management fee for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the IPA in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by our advisor in accordance with the advisory agreement. As of December 31, 2014, we had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 31, 2014 under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2014 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$294,031	$5,582	$38,040	$199,640	$50,769
Interest payments on outstanding debt obligations (2)	75,486	9,768	18,988	11,217	35,513
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2014. We incurred interest expense of $9.8 million, excluding amortization of deferred financing costs and discount on notes payable of $0.5 million, for the year ended December 31, 2014.
Results of Operations
Our results of operations for the year ended December 31, 2014 are not necessarily indicative of those expected in future periods. We ceased offering shares of common stock in the primary Follow-on Offering on March 31, 2014, but continue to offer shares under our dividend reinvestment plan. As of December 31, 2013, we owned nine apartment complexes and as of December 31, 2014, we owned 11 apartment complexes. As a result, the results of operations for the years ended December 31, 2014, 2013 and 2012 are not directly comparable as we were still investing the proceeds from the Offerings during those periods. We do not anticipate making significant additional real estate investments due to the termination of the primary Follow-on Offering on March 31, 2014. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning the investments acquired in 2014 for an entire period.

Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013
The following table provides summary information about our results of operations for the years ended December 31, 2014 and 2013 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2014	2013
Rental income	$42,200	$32,825	$9,375	29%	$8,769	$606
Operating, maintenance, and management costs	10,977	8,500	2,477	29%	2,129	348
Real estate taxes and insurance	5,804	4,496	1,308	29%	952	356
Asset management fees to affiliate	2,598	2,670	(72)	(3)%	440	(512)
Property management fees to affiliate	281	207	74	36%	72	2
Real estate acquisition fees and expenses to affiliate	701	1,186	(485)	(41)%	(485)	—
Real estate acquisition fees and expenses	264	981	(717)	(73)%	(706)	(11)
General and administrative expenses	2,374	2,199	175	8%	n/a	n/a
Depreciation and amortization expense	12,577	12,366	211	2%	897	(686)
Interest expense	10,261	8,000	2,261	28%	2,498	(237)
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 related to real estate investments acquired on or after January 1, 2013.
(2) Represents dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 with respect to real estate investments owned by us throughout both periods presented.
Rental income increased from $32.8 million for the year ended December 31, 2013 to $42.2 million for the year ended December 31, 2014, primarily as a result of the growth in our real estate portfolio and a slight increase in rental rates with respect to properties owned throughout both periods. We expect that our rental income will increase in future periods as a result of owning the assets acquired in 2014 for an entire period.
Operating, maintenance and management costs and real estate taxes and insurance increased from $13.0 million for the year ended December 31, 2013 to $16.8 million for the year ended December 31, 2014. The increase in operating, maintenance and management costs and real estate taxes and insurance was primarily due to the growth in our real estate portfolio and higher utility expenses, general repair and maintenance costs and property tax expenses for properties held throughout both periods. We expect that our operating, maintenance and management costs and real estate taxes and insurance will increase in future periods as a result of owning the assets acquired in 2014 for an entire period.
Asset management fees with respect to our real estate investments decreased from $2.7 million for the year ended December 31, 2013 to $2.6 million for the year ended December 31, 2014, as a result of a $0.5 million decrease from properties held throughout both periods due to a change in our asset management fee calculation beginning August 1, 2013 in accordance with the advisory agreement, offset by a $0.4 million increase due to the growth in our real estate portfolio. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein. We expect that our asset management fees will increase in future periods as a result of owning the assets acquired in 2014 for an entire period.
Real estate acquisition fees and expenses to affiliate and non-affiliate decreased from $2.2 million for the year ended December 31, 2013 to $1.0 million for the year ended December 31, 2014. The decrease is primarily due to the difference in the total acquisition cost for the real estate properties acquired during the year ended December 31, 2013 of $116.9 million compared to the total acquisition cost for the real estate properties acquired during the year ended December 31, 2014 of $69.8 million. As we do not anticipate making significant additional real estate investments in the future, we expect that real estate acquisition fees and expenses will decrease in the future.
Depreciation and amortization expense increased from $12.4 million for the year ended December 31, 2013 to $12.6 million for the year ended December 31, 2014. Depreciation and amortization expenses increased by $0.9 million due to the growth in our real estate portfolio. This increase was offset by a $0.7 million decrease in depreciation and amortization from the properties held throughout both periods due to a decrease in amortization of tenant origination costs related to in-place leases that were fully amortized during 2013 and 2014. We expect that our depreciation and amortization expenses will decrease in future periods as a result of a decrease in amortization of tenant origination costs related to lease expirations.

Interest expense increased from $8.0 million for the year ended December 31, 2013 to $10.3 million for the year ended December 31, 2014. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in an increase in our average debt outstanding during the year ended December 31, 2014 compared to the year ended December 31, 2013, partially offset by a decrease in amortization of deferred financing costs of $0.2 million related to a line of credit agreement that matured in October 2013. We expect interest expense to increase in future periods as a result of our debt assumed in 2014 being outstanding for an entire period.
Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012
The following table provides summary information about our results of operations for the years ended December 31, 2013 and 2012 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2013	2012
Rental income	$32,825	$16,105	$16,720	104%	$16,514	$206
Operating, maintenance, and management costs	8,500	4,273	4,227	99%	4,194	33
Real estate taxes and insurance	4,496	2,311	2,185	95%	2,089	96
Asset management fees to affiliate	2,670	1,521	1,149	76%	1,261	(112)
Property management fees to affiliate	207	106	101	95%	101	—
Real estate acquisition fees and expenses to affiliate	1,186	1,969	(783)	(40)%	(783)	—
Real estate acquisition fees and expenses	981	1,584	(603)	(38)%	(603)	—
General and administrative expenses	2,199	1,898	301	16%	n/a	n/a
Depreciation and amortization expense	12,366	8,012	4,354	54%	4,316	38
Interest expense	8,000	4,688	3,312	71%	3,251	61
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2013 compared to the year ended December 31, 2012 related to real estate investments acquired on or after January 1, 2012.
(2) Represents dollar amount increase (decrease) for the year ended December 31, 2013 compared to the year ended December 31, 2012 with respect to real estate investments owned by us throughout both periods presented.
Rental income increased from $16.1 million for the year ended December 31, 2012 to $32.8 million for the year ended December 31, 2013, primarily as a result of the growth in our real estate portfolio.
Operating, maintenance and management costs and real estate taxes and insurance increased from $6.6 million for the year ended December 31, 2012 to $13.0 million for the year ended December 31, 2013. The increase in operating, maintenance and management costs and real estate taxes and insurance was due to the growth in our real estate portfolio.
Asset management fees with respect to our real estate investments increased from $1.5 million for the year ended December 31, 2012 to $2.7 million for the year ended December 31, 2013, as a result of the growth in our real estate portfolio, offset by a decrease from properties held throughout both periods due to a change in our asset management fee calculation beginning August 1, 2013 in accordance with the advisory agreement. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Real estate acquisition fees and expenses to affiliate and non-affiliate decreased from $3.6 million for the year ended December 31, 2012 to $2.2 million for the year ended December 31, 2013. The decrease is primarily due to the difference in the total acquisition price for real estate properties acquired during the year ended December 31, 2012 of $193.9 million compared to the total acquisition price for real estate properties acquired during the year ended December 31, 2013 for $116.9 million.
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
Pursuant to the advisory agreement and the Follow-on Dealer Manager Agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for offering costs paid by them on our behalf. However, at the termination of the primary Follow-on Offering and at the termination of the offering under our dividend reinvestment plan, our advisor agreed to reimburse us to the extent that selling commissions, dealer manager fees and other offering expenses incurred by us exceed 15% of the gross offering proceeds. Further we are only liable to reimburse offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on offering expenses, does not exceed 15% of the gross proceeds of the primary Follow-on Offering and the offering under our dividend reinvestment plan as of the date of reimbursement. Within 30 days after the end of the month in which our primary Follow-on Offering terminates, our dealer manager must reimburse us to the extent that our reimbursements to our dealer manager and payment of selling commissions and dealer manager fees cause total underwriting compensation for our primary Follow-on Offering to exceed 10% of the gross offering proceeds from the primary Follow-on Offering.
We ceased offering shares in the primary offering of the Follow-on Offering on March 31, 2014 and completed subscription processing procedures on April 30, 2014. Through April 30, 2014, we sold an aggregate of 2,051,925 shares of common stock in the Follow-on Offering for gross offering proceeds of $21.5 million, including 555,727 shares under our dividend reinvestment plan for proceeds of $5.7 million. Total offering expenses in the Follow-on Offering were $4.2 million, including $1.8 million in underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by FINRA). After reimbursements from our advisor and the dealer manager, we incurred offering expenses of $3.2 million in the Follow-on Offering (representing 15.0% of gross offering proceeds), which includes underwriting compensation of $1.6 million (representing 9.9% of primary Follow-on Offering proceeds). Including the reimbursements to us, our dealer manager incurred underwriting expenses of $0.2 million in the Follow-on Offering. In addition, because of the aggregate underwriting compensation incurred in the Follow-on Offering, on August 20, 2014, our dealer manager made an additional payment to us of $55,000.
Funds from Operations and Modified Funds from Operations
We believe that FFO is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current NAREIT definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities, and when compared year over year, FFO reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net income or loss.

Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. Items such as acquisition fees and expenses which had previously been capitalized prior to 2009, are currently expensed and accounted for as operating expenses. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the IPA in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operations determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operations as defined by GAAP, are meaningful supplemental performance measures.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2014, 2013 and 2012 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2014	2013	2012
Net loss	$(3,560)	$(7,745)	$(10,233)
Depreciation of real estate assets	11,497	8,284	3,857
Amortization of lease-related costs	1,080	4,082	4,155
FFO	9,017	4,621	(2,221)
Straight-line rent	(4)	—	—
Real estate acquisition fees and expenses to affiliate	701	1,186	1,969
Real estate acquisition fees and expenses	264	981	1,584
Amortization of discount (premium) on notes payable	78	—	(395)
Prepayment penalty on early payoff of note payable	—	—	451
MFFO (1)	$10,056	$6,788	$1,388
_____________________
(1) Included in MFFO for the year ended December 31, 2014 was $55,000 in other income related to the Follow-on Offering. Our dealer manager paid this amount to us on August 20, 2014. See “— Offering Costs Related to Follow-on Offering.”
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not be able to pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from our Offerings. Distributions declared, distributions paid and cash flows from operations were as follows during 2014 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows from Operations
Period			Cash	Reinvested	Total
First Quarter 2014	$3,126	$0.160	$1,747	$1,344	$3,091	$462
Second Quarter 2014	3,225	0.162	1,837	1,413	3,250	4,458
Third Quarter 2014	3,269	0.164	1,842	1,423	3,265	3,553
Fourth Quarter 2014	3,285	0.164	1,833	1,411	3,244	3,613
	$12,905	$0.650	$7,259	$5,591	$12,850	$12,086
_____________________
(1) Distributions for the period from January 1, 2014 through December 31, 2014 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the year ended December 31, 2014, we paid aggregate distributions of $12.9 million, including $7.3 million of distributions paid in cash and $5.6 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2014 was $9.0 million and cash flows from operations was $12.1 million. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $10.2 million of cash flows from operations and $2.7 million of debt financing. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreements. See the reconciliation of FFO to net loss above.

From inception through December 31, 2014, we paid aggregate distributions of $30.2 million, and our cumulative net loss for the same period was $25.7 million. To the extent that we pay distributions from sources other than our cash flows from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations and FFO (except with respect to distributions related to sales of our assets). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward – Looking Statements,” Part I, Item 1, “Business – Market Outlook – Multi-Family Real Estate and Finance Markets” Part I, Item 1A, “Risk Factors” and “– Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flows from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flows from operations.
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
Revenue Recognition
We lease apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. We recognize rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility is reasonably assured.
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
Other income, including interest earned on our cash, is recognized as it is earned.
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
We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. We amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining non-cancelable term of the leases.
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
We will monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we will assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. We did not record any impairment loss on our real estate and related intangible assets and liabilities during the years ended December 31, 2014, 2013 and 2012.
Insurance Proceeds for Property Damages
We maintain an insurance policy that provides coverage for property damage and business interruption.  Losses due to physical damages are recognized during the accounting period in which they occur while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable.  Losses, which are reduced by the related insurance recoveries, are recorded as operating, maintenance and management expenses on the accompanying consolidated statements of income.  Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved.  Anticipated recoveries for lost rental revenue due to property damages are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.

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
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to continue to operate in such a manner as to continue to qualify for treatment as a REIT.

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 2, 2015, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2014 through December 31, 2014. On February 2, 2015, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2015 through January 31, 2015. On March 2, 2015, we paid distributions of $1.0 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2015 through February 28, 2015.
Distributions Declared
On January 15, 2015, our board of directors declared distributions based on daily record dates for the period March 1, 2015 through March 31, 2015, which we expect to pay in April 2015. On March 5, 2015, our board of directors declared distributions based on daily record dates for the period from April 1, 2015 through April 30, 2015, which we expect to pay in May 2015, and distributions based on daily record dates for the period from May 1, 2015 through May 31, 2015, which we expect to pay in June 2015. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the initial primary offering price for our Initial Offering of $10.00 per share or a 6.4% annualized rate based on our December 9, 2014 estimated value per share of $10.14.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and to fund our operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
The table below summarizes the book values and interest rates of our notes payable as of December 31, 2014 based on the maturity dates (dollars in thousands):

	Maturity Date						Total Book Value or Notional Amount
	2015	2016	2017	2018	2019	Thereafter		Fair Value
Notes payable
Fixed Rate	$—	$—	$28,253	$74,566	$136,620	$51,775	$291,214	$296,581
Weighted-average interest rate	—	—	2.6%	2.6%	3.7%	3.7%	3.3%
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2014, the fair value estimate of our fixed rate debt was $296.6 million and the carrying value of our fixed rate debt was $291.2 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, to the extent we have any variable rate debt, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2014, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt as of December 31, 2014 was 3.3%. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2014.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2014, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III
We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2015 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Conduct and Ethics can be found at http://www.kbslegacyreit.com.
The other information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-28 through F-29 of this report:
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

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of January 25, 2014, incorporated by reference to Exhibit 10.94 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, Commission File No. 333-181777, filed January 31, 2014

10.2
Fourth Amendment to Purchase and Sale Agreement dated as of February 25, 2014 by and between Highlands
Lofts, LLC and KBS Legacy Partners Lofts, LLC, incorporated by reference to Exhibit 10.37 to the Company’s
Annual Report on Form 10-K for the year ended December 31, 2013, filed March 10, 2014

10.3
Property Management - Accounting Services Agreement, by and between Legacy Partners Residential L.P. and KBS Legacy Partners Lofts, LLC, dated as of February 25, 2014, incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 10, 2014

10.4
Modification/Release and Assumption Agreement, by and among KBS Legacy Partners Lofts, LLC, Highlands Lofts, LLC, Gershman Investment Corp. and Secretary of Housing and Urban Development, dated as of February 25, 2014, incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 10, 2014

10.5
Allonge to Note (Multistate), by and among KBS Legacy Partners Lofts, LLC, Highlands Lofts, LLC, Gershman Investment Corp. and Secretary of Housing and Urban Development, dated as of February 25 2014, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 10, 2014

10.6
Deed of Trust Note (Multistate) dated as of July 1, 2012 by and between Legacy Partners Residential L.P. and
KBS Legacy Partners Lofts, LLC, incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 10, 2014

Ex.	Description

10.7	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of January 25, 2015

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.4 to the Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11, Commission File No. 333-181777, filed March 5, 2013

99.2	Fourth Amended and Restated Share Redemption Program, incorporated by referent to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed January 28, 2014

99.3	Fifth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed October 17, 2014

99.4	Consent of CBRE Capital Advisors, Inc.

99.5	Consent of CBRE, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Legacy Partners Apartment REIT, Inc.

We have audited the accompanying consolidated balance sheets of KBS Legacy Partners Apartment REIT, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule in Item 15(a), Schedule III — Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Legacy Partners Apartment REIT, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Irvine, California
March 9, 2015

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Real estate:
Land	$46,828	$42,363
Buildings and improvements	363,379	301,022
Tenant origination and absorption costs	—	249
Total real estate, cost	410,207	343,634
Less accumulated depreciation and amortization	(24,344)	(13,317)
Total real estate, net	385,863	330,317
Cash and cash equivalents	23,878	36,698
Restricted cash	4,570	4,454
Deferred financing costs, prepaid expenses and other assets	6,923	6,697
Total assets	$421,234	$378,166
Liabilities and stockholders’ equity
Notes payable	$291,214	$242,856
Accounts payable and accrued liabilities	5,281	5,040
Due to affiliates	4,797	2,670
Distributions payable	1,109	1,054
Other liabilities	1,570	725
Total liabilities	303,971	252,345
Commitments and contingencies (Note 10)
Redeemable common stock	1,539	4,761
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,084,830 and 19,196,501 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	201	192
Additional paid-in capital	172,448	161,328
Cumulative distributions and net losses	(56,925)	(40,460)
Total stockholders’ equity	115,724	121,060
Total liabilities and stockholders’ equity	$421,234	$378,166
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$42,200	$32,825	$16,105
Total revenues	42,200	32,825	16,105
Expenses:
Operating, maintenance, and management	10,977	8,500	4,273
Real estate taxes and insurance	5,804	4,496	2,311
Asset management fees to affiliate	2,598	2,670	1,521
Property management fees to affiliate	281	207	106
Real estate acquisition fees to affiliate	701	1,186	1,969
Real estate acquisition fees and expenses	264	981	1,584
General and administrative expenses	2,374	2,199	1,898
Depreciation and amortization	12,577	12,366	8,012
Interest expense	10,261	8,000	4,688
Total expenses	45,837	40,605	26,362
Other income:
Interest and other income	77	35	24
Net loss	$(3,560)	$(7,745)	$(10,233)
Net loss per common share, basic and diluted	$(0.18)	$(0.44)	$(1.16)
Weighted-average number of common shares outstanding, basic and diluted	19,853,904	17,649,883	8,801,166
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2011	4,707,212	$47	$39,419	$(5,285)	$34,181
Issuance of common stock	8,195,092	82	81,224	—	81,306
Redemptions of common stock	(35,848)	—	(350)	—	(350)
Transfers to redeemable common stock	—	—	(1,879)	—	(1,879)
Distributions declared	—	—	—	(5,724)	(5,724)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(7,026)	—	(7,026)
Other offering costs			(3,703)	—	(3,703)
Net loss	—	—	—	(10,233)	(10,233)
Balance, December 31, 2012	12,866,456	$129	$107,685	$(21,242)	$86,572
Issuance of common stock	6,538,502	65	65,074	—	65,139
Redemptions of common stock	(208,457)	(2)	(1,976)	—	(1,978)
Transfers to redeemable common stock	—	—	(2,532)	—	(2,532)
Distributions declared	—	—	—	(11,473)	(11,473)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(4,898)	—	(4,898)
Other offering costs	—	—	(2,025)	—	(2,025)
Net loss	—	—	—	(7,745)	(7,745)
Balance, December 31, 2013	19,196,501	$192	$161,328	$(40,460)	$121,060
Issuance of common stock	1,081,474	11	11,239	—	11,250
Redemptions of common stock	(193,145)	(2)	(1,851)	—	(1,853)
Transfers from redeemable common stock	—	—	2,888	—	2,888
Distributions declared	—	—	—	(12,905)	(12,905)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(536)	—	(536)
Other offering costs	—	—	(620)	—	(620)
Net loss	—	—	—	(3,560)	(3,560)
Balance, December 31, 2014	20,084,830	$201	$172,448	$(56,925)	$115,724
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(3,560)	$(7,745)	$(10,233)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	12,577	12,366	8,012
Bad debt expense	403	329	191
Loss due to property damages	685	1,203	—
Amortization of discount (premium) on notes payable	78	—	(395)
Amortization of deferred financing costs	415	620	386
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(916)	(1,350)	(1,161)
Prepaid expenses and other assets	(828)	(1,092)	(834)
Accounts payable and accrued liabilities	568	1,373	1,864
Due to affiliates	2,280	2,612	39
Other liabilities	384	(120)	598
Net cash provided by (used in) operating activities	12,086	8,196	(1,533)
Cash Flows from Investing Activities:
Acquisitions of real estate	(13,141)	(114,875)	(193,900)
Improvements to real estate	(5,031)	(4,939)	(1,936)
Escrow deposits for pending real estate acquisition	—	(1,500)	(500)
Restricted cash for capital expenditures	800	(800)	—
Net cash used in investing activities	(17,372)	(122,114)	(196,336)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	76,220	167,940
Principal payments on mortgage note payable	(3,988)	(1,304)	(22,682)
Principal payments on unsecured note payable due to affiliate	—	—	(1,000)
Payments of deferred financing costs	(91)	(1,025)	(1,737)
Proceeds from issuance of common stock	5,786	60,378	79,077
Payments to redeem common stock	(1,853)	(1,978)	(350)
Payments of commissions on stock sales and related dealer manager fees	(536)	(4,898)	(7,026)
Payments of other offering costs	(338)	(2,277)	(4,538)
Reimbursements of other offering costs from affiliates	745	—	—
Distributions paid	(7,259)	(6,349)	(3,038)
Net cash (used in) provided by financing activities	(7,534)	118,767	206,646
Net (decrease) increase in cash and cash equivalents	(12,820)	4,849	8,777
Cash and cash equivalents, beginning of period	36,698	31,849	23,072
Cash and cash equivalents, end of period	$23,878	$36,698	$31,849
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $57 for the year ended December 31, 2013	$9,610	$7,228	$3,793
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$5,591	$4,761	$2,229
Mortgage debt assumed in connection with real estate acquisitions at fair value	$52,268	$—	$—
Application of escrow deposits to purchase real estate	$1,500	$2,000	$—
Increase in redeemable common stock payable	$461	$—	$223
Increase in distributions payable	$55	$363	$457
Increase in accrued improvements to real estate	$—	$220	$159
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on January 25, 2015 (the “Advisory Agreement”).
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of December 31, 2014, the Sub-Advisor owned 20,000 shares of common stock of the Company.
The Company has invested in and manages a portfolio of high quality apartment communities located throughout the United States. The Company’s portfolio includes “core” apartment buildings that are already well positioned and producing rental income. As of December 31, 2014, the Company owned 11 apartment complexes.
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

As of December 31, 2014, the Company had sold an aggregate of 20,502,279 shares of common stock in the Offerings for gross offering proceeds of $204.4 million, including an aggregate of 1,286,869 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $12.9 million. Also, as of December 31, 2014, the Company had redeemed 437,449 shares sold in the Offerings for $4.2 million.
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
December 31, 2014

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
The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining non-cancelable term of the leases.
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company will assess the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2014, 2013 and 2012.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2014.
The Company’s cash and cash equivalent balance exceeds federally insurable limits as of December 31, 2014. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
December 31, 2014

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
Dividend Reinvestment Plan
The Company has adopted a dividend reinvestment plan through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Pursuant to the dividend reinvestment plan, the purchase price of shares of the Company’s common stock issued under the dividend reinvestment plan was equal to 95% of the price to acquire a share of common stock in one of the Company’s primary Offerings. At such time as the Company announces an estimated value per share of its common stock for a purpose other than to set the price to acquire a share in one of the primary Offerings, participants in the dividend reinvestment plan will acquire shares of common stock under the dividend reinvestment plan at a price equal to 95% of the estimated value per share of the Company’s common stock.
On March 4, 2013, the Company’s board of directors approved an updated primary offering price for the Company’s common stock in the Initial Offering of $10.68 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of December 31, 2012 and increased for certain offering and other costs. Pursuant to the terms of the dividend reinvestment plan, commencing on the next purchase date under the plan, which occurred on April 1, 2013, the purchase price per share under the dividend reinvestment plan was $10.15, which is equal to 95% of $10.68.
On March 6, 2014, the Company’s board of directors approved an updated primary offering price for the Company’s common stock in the Follow-on Offering of $10.96 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of December 31, 2013 and increased for certain offering and other costs. Pursuant to the terms of the dividend reinvestment plan, commencing on the next purchase date under the plan, which occurred on April 1, 2014, the purchase price per share under the dividend reinvestment plan was $10.42, which is equal to 95% of $10.96.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

On December 9, 2014, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.14 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2014. Pursuant to the terms of the dividend reinvestment plan, effective on the next purchase date under the plan, which occurred on January 2, 2015, the purchase price per share under the dividend reinvestment plan is $9.64, which is equal to 95% of $10.14. The Company currently expects to utilize an independent valuation firm to update the estimated value per share in December of each year, in accordance with Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013. The board of directors of the Company may amend or terminate the dividend reinvestment plan for any reason upon 10 days’ notice to participants.
As provided under the dividend reinvestment plan, for a participant to terminate participation effective for a particular distribution, the Company must have received notice of termination from the participant at least four business days prior to the last business day of the month to which the distribution relates. Also as provided under the dividend reinvestment plan, and in addition to the standard termination procedures, a dividend reinvestment plan participant shall have no less than two business days after the date the Company publicly announces an updated estimated value per share in a filing with the SEC to terminate participation.
Redeemable Common Stock
The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.
Share Redemption Program Terms and Amendments
Pursuant to the Company’s share redemption program, as amended to date, there are several limitations on Company’s ability to redeem shares:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (both as defined in the share redemption program and together with redemptions in connection with a stockholder’s death, “special redemptions”), the Company may not redeem shares until the stockholder has held his or her shares for one year.

•
Subject to the limitations of the Fourth Amended Share Redemption Program (defined below), during each calendar year, the share redemption program limits the number of shares the Company may redeem to those that the Company could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to the Company’s share redemption program, as amended to date, unless the Company was redeeming a stockholder’s shares in connection with a special redemption, and until such time as the Company established an estimated value per share for a purpose other than to set the price to acquire a share in one of its now-terminated primary Offerings, the price at which the Company would redeem the shares of a qualifying stockholder was as follows:

i.	For those shares held by the redeeming stockholder for at least one year, 92.5% of the price paid to acquire the shares from the Company;

ii.	For those shares held by the redeeming stockholder for at least two years, 95.0% of the price paid to acquire the shares from the Company;

iii.	For those shares held by the redeeming stockholder for at least three years, 97.5% of the price paid to acquire the shares from the Company; and

iv.	For those shares held by the redeeming stockholder for at least four years, 100% of the price paid to acquire the shares from the Company.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Notwithstanding the above, for shares redeemed in connection with a special redemption, the redemption price was the amount paid to acquire the shares from the Company.
On January 24, 2014, the Company’s board of directors approved a fourth amended and restated share redemption program (the “Fourth Amended Share Redemption Program”). The Fourth Amended Share Redemption Program became effective for redemptions under the program on or after February 27, 2014. Under the Fourth Amended Share Redemption Program, the Company may redeem only the number of shares that it could purchase with the amount of the net proceeds from the sale of shares under its dividend reinvestment plan during the prior calendar year; provided that the Company may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once the Company has redeemed $1.5 million of shares under the Company’s share redemption program, including redemptions in connection with a special redemption, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with special redemptions. In establishing the $2.0 million limitation, the Company’s board of directors considered the $2.0 million of redemptions processed during the 2013 calendar year and the cash requirements necessary to effectively manage the Company’s assets.
There were no other changes to the Fourth Amended Share Redemption Program.
In August 2014, the Company exhausted the $1.5 million of funds available for all redemptions and thus, because of the limitations on the dollar value of shares that could be redeemed under the Fourth Amended Share Redemption Program, as described above, the Company was not be able to process ordinary redemptions for the remainder of 2014 and could only process special redemptions.  Thus, as of December 31, 2014, the Company had $0.5 million of outstanding and unfulfilled ordinary redemption requests, representing 47,073 shares. The $2.0 million annual limitation was reset beginning January 1, 2015 and the $0.5 million of outstanding unfulfilled redemption requests as of December 31, 2014 were fulfilled in January 2015.
On October 14, 2014, the Company’s board of directors approved a fifth amended and restated share redemption program (the “Fifth Amended Share Redemption Program”). Pursuant to the Fifth Amended Share Redemption Program, unless the Company is redeeming a stockholder’s shares in connection with a special redemption, once the Company establishes an estimated value per share for a purpose other than to set the price to acquire a share in one of its now-terminated primary Offerings, the price at which the Company will redeem the shares of a qualifying stockholder is as follows:

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
Once the Company establishes an estimated value per share for a purpose other than to set the price to acquire a share in one of its now-terminated primary Offerings, the redemption price for shares being redeemed in connection with a special redemption will be the estimated value per share.
The Fifth Amended Share Redemption Program also permits the Company’s board of directors to increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. The Company may provide notice of a funding increase or decrease by including such information in a Current Report on Form 8-K, a Quarterly Report on Form 10-Q or an Annual Report on Form 10-K, all publicly filed with the Securities and Exchange Commission, or by a separate mailing to the Company’s stockholders.
There were no other material changes in the Fifth Amended Share Redemption Program.  The Fifth Amended Share Redemption Program became effective on November 16, 2014, and as a result was effective on the November 2014 redemption date, which was November 28, 2014.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Because of the limitations on the dollar value of shares that may be redeemed under the Fourth Amended Share Redemption Program, as described above, which limitations continue to be in effect under the Fifth Amended Share Redemption Program, only shares redeemed in connection with a special redemption in December 2014 were affected by the amendments in the Fifth Amended Share Redemption Program, with such shares being redeemed at the estimated value per share of $10.14. As the $2.0 million annual limitation was reset in January 2015, all redemptions will be affected by the amendments in the Fifth Amended Share Redemption Program and will be processed at the prices referenced above.
If the Company cannot redeem all shares presented for redemption in any month because of the limitations on redemptions set forth in our share redemption program, then the Company will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in the Company’s currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented, then the Company would redeem all of such stockholder’s shares.
On December 9, 2014, the Company’s board of directors approved an estimated value per share of its common stock of $10.14 (unaudited) based on the estimated value of the Company’s assets less the estimated value of its liabilities, divided by the number of shares outstanding, all as of September 30, 2014. This estimated value per share became effective for the December 2014 redemption date, which was December 31, 2014. Because of the limitations on the dollar value of shares that may be redeemed under the share redemption program, the Company was only able to redeem shares in connection with special redemptions in December 2014. For a full description of the methodologies used to value the Company’s assets and liabilities in connection with the calculation of the December 2014 estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
The Company’s board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. The Company may provide this notice by including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.
The Company will record amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year; provided, that the Company may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once the Company has redeemed $1.5 million of shares under the share redemption program, including redemptions in connection with a special redemption, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with a special redemption. However, because the amounts that can be redeemed will be determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company will present the net proceeds from the current year dividend reinvestment plan as redeemable common stock in its accompanying consolidated balance sheets.
The Company will classify as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares will be contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. During the year ended December 31, 2014, the Company redeemed $1.9 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 31, 2014 redemption date, except for 47,073 shares due to the limitations described above, which were redeemed in January 2015. The Company recorded $0.5 million of other liabilities on the Company’s consolidated balance sheets as of December 31, 2014 related to these unfulfilled redemption requests.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

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
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participations in net cash flows, or subordinated incentive listing fees during the year ended December 31, 2014.
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
Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary Offerings as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee was paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the Dealer Manager may increase the reallowance.
Acquisition Advisory Fee
The Company pays the Advisor an acquisition advisory fee equal to 1% of the cost of investments acquired, including any acquisition expenses and any debt attributable to such investments.
Asset Management Fee
Until August 13, 2013, the asset management fee payable to the Advisor with respect to investments in real estate was equal to one twelfth of 1.0% of the amount paid to fund the acquisition, development, construction or improvement of the investment, inclusive of acquisition expenses related thereto (but excluding any acquisition fees related thereto). The amount paid included any portion of the investment that was debt financed. In the case of investments made through joint ventures, the asset management fee was determined based on the Company’s proportionate share of the underlying investment.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Effective August 14, 2013, the asset management fee payable by the Company to the Advisor with respect to investments in real estate is a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs (regardless of the level of debt used to finance the investment), and (ii) 2.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs, less any debt used to finance the investment.
In addition, effective January 8, 2013, the Company and the Advisor agreed to defer the Company’s obligation to pay asset management fees under certain circumstances. For more information, see Note 7, “Related Party Transactions - Asset Management Fee.”
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
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to continue to be organized and operated in such a manner as to qualify for treatment as a REIT.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, returns for calendar years 2010 through 2013 remain subject to examination by major tax jurisdictions.
Segments
The Company had invested in 11 apartment complexes as of December 31, 2014. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2014, 2013 and 2012.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Distributions declared per common share were $0.650 for the years ended December 31, 2014, 2013 and 2012, respectively. Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2012 through December 31, 2014. For each day that was a record date for distributions during the period from January 1, 2012 through December 31, 2014, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2012 through February 28, 2012 and March 1, 2012 through December 31, 2014 was a record date for distributions.
Square Footage, Occupancy and Other Measures
Square footage, occupancy and other measures used to describe real estate investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Updates
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”).  ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; or c) the component of an entity or group of components of an entity is disposed of other than by sale.  ASU No. 2014-08 also requires additional disclosures about discontinued operations.  ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014.  As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. Additionally, any gain or loss on sale of real estate that does not meet the criteria for classification as a discontinued operation would be included in income from continuing operations on the consolidated statements of operations. As there are no properties currently classified as held for sale, ASU No. 2014-08 did not have an impact on the presentation of the Company’s financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

In January 2015, the FASB issued ASU No. 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items.  Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a significant impact on its financial statements.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2014, the Company acquired the following properties (dollars in thousands):

Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Other Intangible Assets		Total Purchase Price
Legacy Grand at Concord	Concord	NC	02/18/2014	$1,465	$25,960	$542	$—		$27,967
Lofts at the Highlands (1)	St. Louis	MO	02/25/2014	3,000	32,486	510	2,946	(2)	38,942
				$4,465	$58,446	$1,052	$2,946		$66,909
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
(2) The property is subject to certain property tax abatements through 2031. The estimated fair value of the property tax abatements of $2.9 million is recorded as deferred financing costs, prepaid expenses and other assets on the Company’s consolidated balance sheet as of the acquisition date and amortized over the tax abatement period of 17.9 years.
The in-place leases acquired in connection with these acquisitions had a total weighted-average amortization period of 6 months as of the date of acquisition.
The Company recorded each acquisition as a business combination and expensed $1.0 million of acquisition costs related to these properties during the year ended December 31, 2014. During the year ended December 31, 2014, the Company recognized $5.3 million of total revenues and $4.0 million of operating expenses from these properties.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

4.	REAL ESTATE
As of December 31, 2014, the Company owned 11 apartment complexes, containing 3,039 units and encompassing 3.1 million rentable square feet, which were 93% occupied. The following table provides summary information regarding the properties owned by the Company as of December 31, 2014 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,471	$(3,868)	$32,603
Poplar Creek	02/09/2012	Schaumburg, IL	26,998	(1,723)	25,275
The Residence at Waterstone	04/06/2012	Pikesville, MD	64,637	(4,382)	60,255
Legacy Crescent Park	05/03/2012	Greer, SC	20,205	(1,622)	18,583
Legacy at Martin’s Point	05/31/2012	Lombard, IL	37,069	(2,864)	34,205
Wesley Village	11/06/2012	Charlotte, NC	44,223	(2,528)	41,695
Watertower Apartments	01/15/2013	Eden Prairie, MN	38,434	(2,036)	36,398
Crystal Park at Waterford	05/08/2013	Frederick, MD	45,747	(2,194)	43,553
Millennium Apartment Homes	06/07/2013	Greenville, SC	33,090	(1,572)	31,518
Legacy Grand at Concord	02/18/2014	Concord, NC	27,671	(718)	26,953
Lofts at the Highlands	02/25/2014	St. Louis, MO	35,662	(837)	34,825
			$410,207	$(24,344)	$385,863
Additionally, as of December 31, 2014 and 2013, the Company had recorded unamortized tax abatement intangible assets, which are included in deferred financing costs, prepaid expenses and other assets in the accompanying balance sheets, of $3.4 million and $0.7 million, respectively.  During the years ended December 31, 2014, 2013 and 2012, the Company recorded amortization expense of $0.2 million, $96,000 and $16,000, respectively, related to tax abatement intangible assets.
Property Damage
During the year ended December 31, 2014, two of the Company’s apartment complexes suffered physical damage due to storms. The Company’s insurance policies provide coverage for property damage and business interruption subject to a deductible of up to $25,000 per incident.  Based on management’s estimates, the Company recognized an estimated aggregate loss due to damages of $0.7 million during the year ended December 31, 2014, which was reduced by $0.6 million of estimated insurance recoveries related to such damages, which the Company determined were probable of collection. The net loss due to damages of $75,000 during the year ended December 31, 2014 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible.  As of December 31, 2014, the total estimated insurance recovery to be collected related to these losses of $0.4 million, was classified as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

5.	NOTES PAYABLE
As of December 31, 2014 and 2013, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of December 31, 2014	Principal as of December 31, 2013	Contractual Interest Rate as of December 31, 2014 (1)	Payment Type		Maturity Date
Legacy at Valley Ranch Mortgage Loan	$32,131	$32,500	3.9%	Principal & Interest	(1)	04/01/2019
Poplar Creek Mortgage Loan	20,143	20,400	4.0%	Principal & Interest	(1)	03/01/2019
The Residence at Waterstone Mortgage Loan	47,419	47,905	3.8%	Principal & Interest	(1)	05/01/2019
Legacy Crescent Park Mortgage Loan	14,146	14,425	3.5%	Principal & Interest	(1)	06/01/2019
Legacy at Martin’s Point Mortgage Loan	22,781	23,000	3.3%	Principal & Interest	(1)	06/01/2019
Wesley Village Mortgage Loan	28,253	28,923	2.6%	Principal & Interest	(1)	12/01/2017
Watertower Mortgage Loan	25,000	25,000	2.5%	Principal & Interest	(2)	02/10/2018
Crystal Park Mortgage Loan	28,391	29,055	2.5%	Principal & Interest	(1)	06/01/2018
Millennium Mortgage Loan	21,175	21,648	2.7%	Principal & Interest	(1)	07/01/2018
Legacy Grand at Concord Mortgage Loan	22,981	—	4.1%	Principal & Interest	(3)	12/01/2050
Lofts at the Highlands Mortgage Loan	31,611	—	3.4%	Principal & Interest	(4)	08/01/2052
Total notes payable principal outstanding	$294,031	$242,856
Discount on note payable (5)	(2,817)	—
Total notes payable, net	$291,214	$242,856
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
As of December 31, 2014 and 2013, the Company’s deferred financing costs were $1.6 million and $2.0 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the years ended December 31, 2014, 2013 and 2012, the Company incurred $10.3 million, $8.0 million and $4.7 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2014, 2013 and 2012 were $0.4 million, $0.6 million and $0.4 million of amortization of deferred financing costs, respectively. Included in interest expense for the year ended December 31, 2014 was $0.1 million of amortization of discount on a note payable. Additionally, during the year ended December 31, 2013, the Company capitalized $0.1 million of interest to land under development. Included in interest expense for the year ended December 31, 2012 was $0.5 million and $(0.4) million due to early termination fees on mortgage debt and the write-off of a premium on notes payable, respectively. As of December 31, 2014 and 2013, the Company recorded interest payable of $0.9 million and $0.7 million, respectively.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The following is a schedule of maturities, including principal payments, for the Company’s notes payable outstanding as of December 31, 2014 (in thousands):

2015	$5,582
2016	5,844
2017	32,196
2018	72,958
2019	126,682
Thereafter	50,769
$294,031

6.	FAIR VALUE DISCLOSURES
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
The fair value for certain financial instruments is derived using valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instrument for which it is practicable to estimate the fair value:
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

The following were the face value, carrying amount and fair value of the Company’s notes payable as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014			December 31, 2013
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$294,031	$291,214	$296,581	$242,856	$242,856	$237,728
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
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreements with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offerings and entitle the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s real estate properties, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Strategic Opportunity REIT II, Inc. and anticipate serving as the Advisor and Dealer Manager, respectively, for KBS Growth & Income REIT, Inc.
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
During the years ended December 31, 2014, 2013 and 2012, no other transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Pursuant to the terms of these agreements and the property management agreements discussed below, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2014, 2013 and 2012, respectively, and any related amounts payable as of December 31, 2014 and 2013 (in thousands):

	Incurred			Payable as of
	Years Ended December 31,			December 31,
	2014	2013	2012	2014	2013
Expensed
Asset management fees (1)	$2,598	$2,670	$1,521	$4,752	$2,454
Reimbursable operating expenses (2)	392	454	602	45	63
Acquisition fees on real properties	701	1,186	1,969	—	—
Related party interest expense	—	—	10	—	—
Property management fees (3)	281	207	106	—	—
Capitalized
Construction management fees	—	134	—	—	134
Additional Paid-in Capital
Selling commissions	363	3,101	4,668	—	—
Dealer manager fees	173	1,797	2,358	—	—
Reimbursable other offering costs(4)	59	619	3,408	—	19
	$4,567	$10,168	$14,642	$4,797	$2,670
____________________
(1) See “Advisory Agreement — Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of marketing research costs and property pursuit costs incurred by the Sub-Advisor. In addition, the Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $108,000, $87,000 and $74,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and were the only type of employee costs reimbursable under the Advisory Agreement for the years ended December 31, 2014, 2013 and 2012, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) See “–Property Management – Account Services Agreements.”
(4) See “–Other Offering Costs Related to Follow-on Offering.”
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the years ended December 31, 2014 and 2013, the Advisor paid $87,000 and $87,000, respectively, to the insurer for the costs of the supplemental coverage obtained by the Company.
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

Pursuant to the Advisory Agreement and the Follow-on Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for offering costs paid by them on the Company’s behalf. However, at the termination of the primary Follow-on Offering and at the termination of the offering under the Company’s dividend reinvestment plan, the Advisor agreed to reimburse the Company to the extent that selling commissions, dealer manager fees and other offering costs incurred by the Company exceed 15% of the gross offering proceeds. Further, the Company is only liable to reimburse offering costs incurred by the Advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by the Company on offering expenses, does not exceed 15% of the gross proceeds of the primary Follow-on Offering and the offering under the Company’s dividend reinvestment plan as of the date of reimbursement. Within 30 days after the end of the month in which the Company’s primary Follow-on Offering terminates, the Dealer Manager must reimburse the Company to the extent that the Company’s reimbursements to the Dealer Manager and payment of selling commissions and dealer manager fees cause total underwriting compensation for the Company’s primary Follow-on Offering to exceed 10% of the gross offering proceeds from the primary Follow-on Offering.
The Company ceased offering shares in the primary Follow-on Offering on March 31, 2014 and completed subscription processing procedures on April 30, 2014. Through April 30, 2014, the Company sold an aggregate of 2,051,925 shares of common stock in the Follow-on Offering for gross offering proceeds of $21.5 million, including 555,727 shares under the dividend reinvestment plan for proceeds of $5.7 million. Total offering expenses in the Follow-on Offering were $4.2 million, including $1.8 million in underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by the Financial Industry Regulatory Authority). After reimbursements from the Advisor and the Dealer Manager, the Company incurred offering expenses of $3.2 million in the Follow-on Offering (representing 15.0% of gross offering proceeds), which includes underwriting compensation of $1.6 million (representing 9.9% of primary Follow-on Offering proceeds). Including the reimbursements to the Company, the Dealer Manager incurred underwriting expenses of $0.2 million in the Follow-on Offering. In addition, because of the aggregate underwriting compensation incurred in the Follow-on Offering, on August 20, 2014, the Dealer Manager made a payment to the Company of $55,000.
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
The advisory agreement defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by the Advisor in accordance with the advisory agreement that remain unpaid. As of December 31, 2014, the Company had accrued and deferred payment of $1.5 million of asset management fees for February through July 2013 under the advisory agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

In addition, the advisory agreement defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with the advisory agreement. As of December 31, 2014, the Company had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 31, 2014 under the advisory agreement, as the Company believes the payment of this amount to the Advisor is probable. The fees will be reimbursed in accordance with the terms noted above.
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
Property Management — Account Services Agreements
In connection with its acquisitions of Poplar Creek, The Residence at Waterstone, Legacy Crescent Park, Legacy at Martin’s Point, Wesley Village, Millennium Apartment Homes, Legacy Grand at Concord and Lofts at the Highlands, the Company, through an indirect wholly owned subsidiary, entered into separate Property Management — Account Services Agreements (each, a “Services Agreement”) with Legacy Partners Residential L.P. (“LPR”), an affiliate of the Sub-Advisor, pursuant to which LPR will provide certain account maintenance and bookkeeping services related to these properties. Under each Services Agreement, the Company pays LPR a monthly fee in an amount equal to 1% of each property’s gross monthly collections. Unless otherwise provided for in an approved operating budget for a property, LPR will be responsible for all expenses that it incurs in rendering services pursuant to each Services Agreement. Each Services Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Services Agreement. Notwithstanding the foregoing, the Company may terminate each Services Agreement at any time without cause upon 30 days’ prior written notice to LPR. The Company may also terminate each Services Agreement with cause immediately upon notice to LPR and the expiration of any applicable cure period. LPR may terminate each Services Agreement at any time without cause upon 90 days’ prior written notice to the Company.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

8.	UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2014 and 2013. The Company acquired two apartment complexes during the year ended December 31, 2014, both of which were accounted for as business combinations. The following unaudited pro forma information for the years ended December 31, 2014 and 2013 has been prepared to give effect to the acquisition of Lofts at the Highlands as if the acquisition occurred on January 1, 2013. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had this acquisition occurred on January 1, 2013, nor does it purport to predict the results of operations for future periods (in thousands, except share and per share amounts).

	For the Years Ended December 31,
	2014	2013
Revenues	$42,785	$36,333
Depreciation and amortization	$12,146	$13,944
Net loss	$(2,558)	$(8,444)
Net loss per common share, basic and diluted	$(0.13)	$(0.45)
Weighted-average number of common shares outstanding, basic and diluted	20,024,428	18,781,544
The unaudited pro forma information for the year ended December 31, 2014 was adjusted to exclude $0.6 million of acquisition costs incurred in 2014 related to Lofts at the Highlands.

9.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,617	$10,823	$10,909	$10,851
Net loss	$(1,831)	$(930)	$(500)	$(299)
Net loss per common share, basic and diluted	$(0.09)	$(0.05)	$(0.03)	$(0.01)
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$6,730	$7,912	$9,136	$9,047
Net loss	$(2,167)	$(3,336)	$(1,526)	$(716)
Net loss per common share, basic and diluted	$(0.14)	$(0.18)	$(0.08)	$(0.04)
Distributions declared per common share (1)	$0.160	$0.162	$0.164	$0.164
_____________________
(1) Distributions declared per common shares assumes each share was issued and outstanding each day during the respective periods from January 1, 2013 through December 31, 2014. Each day during the periods from January 1, 2013 through December 31, 2014 was a record date for distributions. Distributions were calculated at a rate of $0.00178082 per share per day.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2014

10.	COMMITMENTS AND CONTINGENCIES
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
Distributions Paid
On January 2, 2015, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2014 through December 31, 2014. On February 2, 2015, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2015 through January 31, 2015. On March 2, 2015, the Company paid distributions of $1.0 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2015 through February 28, 2015.
Distributions Declared
On January 15, 2015, the Company’s board of directors declared distributions based on daily record dates for the period from March 1, 2015 through March 31, 2015, which the Company expects to pay in April 2015. On March 5, 2015, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2015 through April 30, 2015, which the Company expects to pay in May 2015, and distributions based on daily record dates for the period from May 1, 2015 through May 31, 2015, which the Company expects to pay in June 2015. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082  per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the initial primary offering price for the Initial Offering of $10.00 per share or a 6.4% annualized rate based on the Company’s December 9, 2014 estimated value per share of $10.14.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2014
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Legacy at Valley Ranch	Irving, TX	100%	$32,131	$4,838	$31,750	$36,588	$(117)	$4,838	$31,633	$36,471	$(3,868)	1999	10/26/2010
Poplar Creek	Schaumburg, IL	100%	20,143	7,020	20,180	27,200	(202)	7,020	19,978	26,998	(1,723)	1986/2007	02/09/2012
The Residence at Waterstone	Pikesville, MD	100%	47,419	7,700	57,000	64,700	(63)	7,700	56,937	64,637	(4,382)	2002	04/06/2012
Legacy Crescent Park	Greer, SC	100%	14,146	1,710	19,090	20,800	(595)	1,710	18,495	20,205	(1,622)	2008	05/03/2012
Legacy at Martin’s Point	Lombard, IL	100%	22,781	3,500	31,950	35,450	1,619	3,500	33,569	37,069	(2,864)	1989/2009	05/31/2012
Wesley Village	Charlotte, NC	100%	28,253	5,000	39,915	44,915	(692)	5,057	39,166	44,223	(2,528)	2009	11/06/2012
Watertower Apartments	Eden Prairie, MN	100%	25,000	4,100	34,275	38,375	59	4,100	34,334	38,434	(2,036)	2004	01/15/2013
Crystal Park at Waterford	Frederick, MD	100%	28,391	5,666	39,234	44,900	847	5,666	40,081	45,747	(2,194)	1990	05/08/2013
Millennium Apartment Homes	Greenville, SC	100%	21,175	2,772	30,828	33,600	(510)	2,772	30,318	33,090	(1,572)	2009	06/07/2013
Legacy Grand at Concord	Concord, NC	100%	22,981	1,465	26,502	27,967	(296)	1,465	26,206	27,671	(718)	2010	02/18/2014
Lofts at the Highlands	St. Louis, MO	100%	31,611	3,000	32,996	35,996	(334)	3,000	32,662	35,662	(837)	2006	02/25/2014
		TOTAL	$294,031	$46,771	$363,720	$410,491	$(284)	$46,828	$363,379	$410,207	$(24,344)
_____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $434.9 million as of December 31, 2014.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2014

	2014	2013	2012
Real Estate:
Balance at the beginning of the year	$343,634	$227,038	$37,241
Acquisitions	63,963	116,875	193,900
Improvements	4,596	5,159	1,260
Write-off of fully depreciated and fully amortized assets	(1,301)	(4,235)	(5,363)
Loss due to property damages	(685)	(1,203)	—
Balance at the end of the year	$410,207	$343,634	$227,038
Accumulated depreciation and amortization:
Balance at the beginning of the year	$13,317	$5,282	$2,649
Depreciation and amortization expense	12,328	12,270	7,996
Write-off of fully depreciated and fully amortized assets	(1,301)	(4,235)	(5,363)
Balance at the end of the year	$24,344	$13,317	$5,282

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 9, 2015.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ W. DEAN HENRY	Chief Executive Officer (principal executive officer)	March 9, 2015
W. Dean Henry
/s/ PETER M. BREN	President and Director	March 9, 2015
Peter M. Bren
/s/ C. PRESTON BUTCHER	Chairman of the Board	March 9, 2015
C. Preston Butcher
/s/ GUY K. HAYS	Executive Vice President	March 9, 2015
Guy K. Hays
/s/ PETER MCMILLAN III	Executive Vice President	March 9, 2015
Peter McMillan III
/s/ DAVID E. SNYDER	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 9, 2015
David E. Snyder
/s/ STACIE K. YAMANE	Chief Accounting Officer	March 9, 2015
Stacie K. Yamane
/s/ GARY T. KACHADURIAN	Director	March 9, 2015
Gary T. Kachadurian
/s/ MICHAEL L. MEYER	Director	March 9, 2015
Michael L. Meyer
/s/ RONALD E. ZUZACK	Director	March 9, 2015
Ronald E. Zuzack