Form 10-Q
period 2015-03-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2015-05-14
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2015
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
Yes  ☐  No  ☒
 As of May 11, 2015, there were 20,177,151 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Real estate:
Land	$46,828	$46,828
Buildings and improvements	363,735	363,379
Total real estate, cost	410,563	410,207
Less accumulated depreciation and amortization	(27,279)	(24,344)
Total real estate, net	383,284	385,863
Cash and cash equivalents	21,981	23,878
Restricted cash	3,763	4,570
Deferred financing costs, prepaid expenses and other assets	6,726	6,923
Total assets	$415,754	$421,234
Liabilities and stockholders’ equity
Notes payable	$289,903	$291,214
Accounts payable and accrued liabilities	4,094	5,281
Due to affiliates	5,060	4,797
Distributions payable	1,111	1,109
Other liabilities	1,074	1,570
Total liabilities	301,242	303,971
Commitments and contingencies (Note 7)
Redeemable common stock	1,821	1,539
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,078,007 and 20,084,830 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	201	201
Additional paid-in capital	172,434	172,448
Cumulative distributions and net losses	(59,944)	(56,925)
Total stockholders’ equity	112,691	115,724
Total liabilities and stockholders’ equity	$415,754	$421,234
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$11,056	$9,617
Total revenues	11,056	9,617
Expenses:
Operating, maintenance, and management	2,733	2,393
Real estate taxes and insurance	1,514	1,393
Asset management fees to affiliate	277	595
Property management fees to affiliate	74	62
Real estate acquisition fees to affiliate	—	701
Real estate acquisition fees and expenses	—	252
General and administrative expenses	640	680
Depreciation and amortization	3,001	3,080
Interest expense	2,617	2,298
Total expenses	10,856	11,454
Other income:
Interest and other income	5	6
Net income (loss)	$205	$(1,831)
Net income (loss) per common share, basic and diluted	$0.01	$(0.09)
Weighted-average number of common shares outstanding, basic and diluted	20,118,253	19,506,585
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2014 and the Three Months Ended March 31, 2015 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2013	19,196,501	$192	$161,328	$(40,460)	$121,060
Issuance of common stock	1,081,474	11	11,239	—	11,250
Redemptions of common stock	(193,145)	(2)	(1,851)	—	(1,853)
Transfers from redeemable common stock	—	—	2,888	—	2,888
Distributions declared	—	—	—	(12,905)	(12,905)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(536)	—	(536)
Other offering costs	—	—	(620)	—	(620)
Net loss	—	—	—	(3,560)	(3,560)
Balance, December 31, 2014	20,084,830	201	172,448	(56,925)	115,724
Issuance of common stock	146,116	2	1,407	—	1,409
Redemptions of common stock	(152,939)	(2)	(1,505)	—	(1,507)
Transfers from redeemable common stock	—	—	98	—	98
Distributions declared	—	—	—	(3,224)	(3,224)
Other offering costs	—	—	(14)	—	(14)
Net income	—	—	—	205	205
Balance, March 31, 2015	20,078,007	$201	$172,434	$(59,944)	$112,691
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$205	$(1,831)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,001	3,080
Bad debt expense	80	45
Loss due to property damages	77	307
Amortization of discount and premium on notes payable, net	21	15
Amortization of deferred financing costs	104	103
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	907	89
Prepaid expenses and other assets	(53)	(920)
Accounts payable and accrued liabilities	(1,262)	(1,010)
Due to affiliates	263	420
Other liabilities	(116)	164
Net cash provided by operating activities	3,227	462
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(13,141)
Improvements to real estate	(358)	(1,301)
Restricted cash for capital expenditures	(100)	298
Net cash used in investing activities	(458)	(14,144)
Cash Flows from Financing Activities:
Principal payments on mortgage note payable	(1,332)	(582)
Payments of deferred financing costs	—	(79)
Proceeds from issuance of common stock	—	5,352
Payments to redeem common stock	(1,507)	(389)
Payments of commissions on stock sales and related dealer manager fees	—	(496)
Payments of other offering costs	(14)	(279)
Reimbursements of other offering costs from affiliates	—	—
Distributions paid	(1,813)	(1,747)
Net cash (used in) provided by financing activities	(4,666)	1,780
Net decrease in cash and cash equivalents	(1,897)	(11,902)
Cash and cash equivalents, beginning of period	23,878	36,698
Cash and cash equivalents, end of period	$21,981	$24,796
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,496	$2,014
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$1,409	$1,344
Mortgage debt assumed in connection with real estate acquisitions at fair value	$—	$52,268
Application of escrow deposits to purchase real estate	$—	$1,500
Increase in other offering costs payable	$—	$43
Increase in distributions payable	$2	$35
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of March 31, 2015, the Sub-Advisor owned 20,000 shares of common stock of the Company.
The Company has invested in and manages a portfolio of high quality apartment communities located throughout the United States. The Company’s portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of March 31, 2015, the Company owned 11 apartment complexes.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

As of March 31, 2015, the Company had sold an aggregate of 20,648,395 shares of common stock in the Offerings for gross offering proceeds of $205.8 million, including an aggregate of 1,432,985 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $14.3 million. Also, as of March 31, 2015, the Company had redeemed 590,388 shares sold in the Offerings for $5.7 million.
The Company continues to offer shares of common stock under the dividend reinvestment plan.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Segments
The Company had invested in 11 apartment complexes as of March 31, 2015. Substantially all of the Company’s revenue and net income (loss) is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2015 and 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Distributions declared per common share were $0.160 and $0.160 for the three months ended March 31, 2015 and 2014, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2015 and 2014, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2014 through March 31, 2014 and January 1, 2015 through March 31, 2015 was a record date for distributions.
Recently Issued Accounting Standards Update
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of ASU No. 2014-15 to have a significant impact on its financial statements.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items.  Although the amendments will eliminate the requirements in Subtopic 225-20 for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2015-01 to have a significant impact on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).  The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs.  ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively.  Early adoption is permitted for financial statements that have not been previously issued.  The adoption of ASU No. 2015-03 would change the presentation of debt issuance costs, as the Company presents debt issuance costs as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

3.	REAL ESTATE
As of March 31, 2015, the Company owned 11 apartment complexes, containing 3,039 units and encompassing 3.1 million rentable square feet, which were 95% occupied. The following table provides summary information regarding the properties owned by the Company as of March 31, 2015 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate, Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,493	$(4,116)	$32,377
Poplar Creek	02/09/2012	Schaumburg, IL	27,020	(1,877)	25,143
The Residence at Waterstone	04/06/2012	Pikesville, MD	64,662	(4,800)	59,862
Legacy Crescent Park	05/03/2012	Greer, SC	20,290	(1,780)	18,510
Legacy at Martin’s Point	05/31/2012	Lombard, IL	37,084	(3,191)	33,893
Wesley Village	11/06/2012	Charlotte, NC	44,243	(2,828)	41,415
Watertower Apartments	01/15/2013	Eden Prairie, MN	38,513	(2,317)	36,196
Crystal Park at Waterford	05/08/2013	Frederick, MD	45,788	(2,556)	43,232
Millennium Apartment Homes	06/07/2013	Greenville, SC	33,112	(1,826)	31,286
Legacy Grand at Concord	02/18/2014	Concord, NC	27,687	(918)	26,769
Lofts at the Highlands	02/25/2014	St. Louis, MO	35,671	(1,070)	34,601
			$410,563	$(27,279)	$383,284
Additionally, as of March 31, 2015 and December 31, 2014, the Company had recorded unamortized tax abatement intangible assets, which are included in deferred financing costs, prepaid expenses and other assets in the accompanying balance sheets, of $3.4 million and $3.4 million, respectively.  During the three months ended March 31, 2015 and 2014, the Company recorded amortization expense of $65,000 and $52,000, respectively, related to tax abatement intangible assets.
Property Damage
During the three months ended March 31, 2015, one of the Company’s apartment complexes suffered physical damage due to storms. The Company’s insurance policies provide coverage for property damage and business interruption subject to a deductible of up to $25,000 per incident.  Based on management’s estimates, the Company recognized an estimated loss due to damage of $77,000 during the three months ended March 31, 2015, which was reduced by an estimated $52,000 insurance recovery related to such damage, which the Company determined was probable of collection. The net loss due to damage of $25,000 during the three months ended March 31, 2015 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible.  As of March 31, 2015, the total estimated insurance recovery to be collected was $0.3 million, which includes an estimated recovery from a prior year incident, that was classified as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

4.	NOTES PAYABLE
As of March 31, 2015 and December 31, 2014, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of March 31, 2015	Principal as of December 31, 2014	Contractual Interest Rate as of March 31, 2015	Payment Type	Maturity Date
Legacy at Valley Ranch Mortgage Loan	$31,984	$32,131	3.9%	Principal & Interest	04/01/2019
Poplar Creek Mortgage Loan	20,052	20,143	4.0%	Principal & Interest	03/01/2019
The Residence at Waterstone Mortgage Loan	47,199	47,419	3.8%	Principal & Interest	05/01/2019
Legacy Crescent Park Mortgage Loan	14,074	14,146	3.5%	Principal & Interest	06/01/2019
Legacy at Martin’s Point Mortgage Loan	22,667	22,781	3.3%	Principal & Interest	06/01/2019
Wesley Village Mortgage Loan	28,080	28,253	2.6%	Principal & Interest	12/01/2017
Watertower Mortgage Loan	24,953	25,000	2.5%	Principal & Interest	02/10/2018
Crystal Park Mortgage Loan	28,220	28,391	2.5%	Principal & Interest	06/01/2018
Millennium Mortgage Loan	21,053	21,175	2.7%	Principal & Interest	07/01/2018
Legacy Grand at Concord Mortgage Loan	22,910	22,981	4.1%	Principal & Interest	12/01/2050
Lofts at the Highlands Mortgage Loan	31,507	31,611	3.4%	Principal & Interest	08/01/2052
Total notes payable principal outstanding	$292,699	$294,031
Discount on note payable, net	(2,796)	(2,817)
Total notes payable, net	$289,903	$291,214

As of March 31, 2015 and December 31, 2014, the Company’s deferred financing costs were $1.5 million and $1.6 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three months ended March 31, 2015 and 2014, the Company incurred $2.6 million and $2.3 million of interest expense, respectively. Included in interest expense for the three months ended March 31, 2015 and 2014 were $0.1 million and $0.1 million of amortization of deferred financing costs, respectively. Also included in interest expense for the three months ended March 31, 2015 and 2014 were $21,000 and $15,000 of amortization of discount on a note payable. As of March 31, 2015 and December 31, 2014, the Company recorded interest payable of $0.8 million and $0.9 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for the Company’s notes payable outstanding as of March 31, 2015 (in thousands):

April 1, 2015 through December 31, 2015	$4,250
2016	5,844
2017	32,196
2018	72,958
2019	126,682
Thereafter	50,769
$292,699

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

5.	FAIR VALUE DISCLOSURES
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
The following were the face value, carrying amount and fair value of the Company’s notes payable as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$292,699	$289,903	$298,040	$294,031	$291,214	$296,581

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

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
During the three months ended March 31, 2015 and 2014, no other transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Pursuant to the terms of these agreements and the property management agreements discussed below, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2015 and 2014, respectively, and any related amounts payable as of March 31, 2015 and December 31, 2014 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2015	2014	2015	2014
Expensed
Asset management fees (1)	$277	$595	$5,030	$4,752
Reimbursable operating expenses (2)	140	214	30	45
Acquisition fees on real properties	—	701	—	—
Property management fees (3)	74	62	—	—
Additional Paid-in Capital
Selling commissions	—	336	—	—
Dealer manager fees	—	160	—	—
Reimbursable other offering costs (4)	—	58	—	—
	$491	$2,126	$5,060	$4,797
____________________
(1) See “Advisory Agreement – Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of marketing research costs and property pursuit costs incurred by the Sub-Advisor. In addition, the Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $24,400 and $23,000 for the three months ended March 31, 2015 and 2014, respectively, and were the only employee costs reimbursable under the Advisory Agreement through March 31, 2015. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) See “— Property Management — Account Services Agreements.”
(4) See “— Other Offering Costs Related to Follow-on Offering.”
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the three months ended March 31, 2015, the Advisor did not incur any costs related to the supplemental coverage.
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
March 31, 2015
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
The Advisory Agreement defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the Advisory Agreement) and then to pay asset management fees previously deferred by the Advisor in accordance with the Advisory Agreement that remain unpaid. As of March 31, 2015, the Company had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the Advisory Agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

In addition, the Advisory Agreement defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the Advisory Agreement defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with the Advisory Agreement. As of December 31, 2014, the Company had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the Advisory Agreement, as the Company believes the payment of this amount to the Advisor is probable. These fees will be reimbursed in accordance with the terms noted above. During the three months ended March 31, 2015, the Company incurred and deferred $0.7 million of asset management fees. However, the Company only recorded $0.3 million pursuant to the limitations in the Advisory Agreement as noted above. The Company did not accrue the remaining $0.4 million of these deferred asset management fees as it is uncertain whether any of these amounts will be paid in the future.
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
Property Management — Account Services Agreements
In connection with its acquisitions of Poplar Creek, The Residence at Waterstone, Legacy Crescent Park, Legacy at Martin’s Point, Wesley Village, Millennium Apartment Homes, Legacy Grand at Concord and Lofts at the Highlands, the Company, through separate indirect wholly owned subsidiaries, entered into separate Property Management — Account Services Agreements (each, a “Services Agreement”) with Legacy Partners Residential L.P. (“LPR”), an affiliate of the Sub-Advisor, pursuant to which LPR provides certain account maintenance and bookkeeping services related to these properties. Under each Services Agreement, the Company pays LPR a monthly fee in an amount equal to 1% of each property’s gross monthly collections. Unless otherwise provided for in an approved operating budget for a property, LPR is responsible for all expenses that it incurs in rendering services pursuant to each Services Agreement. Each Services Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Services Agreement. Notwithstanding the foregoing, the Company may terminate each Services Agreement at any time without cause upon 30 days’ prior written notice to LPR. The Company may also terminate each Services Agreement with cause immediately upon notice to LPR and the expiration of any applicable cure period. LPR may terminate each Services Agreement at any time without cause upon 90 days’ prior written notice to the Company.
Subsequent to March 31, 2015, the Company, through indirect wholly owned subsidiaries, entered into property management agreements with Legacy Partners Residential, Inc. (“LPR Inc.”), an affiliate of the Sub-Advisor, pursuant to which LPR Inc. will provide, among other services, general property management services, including bookkeeping and accounting services, construction management services and budgeting and business plans for certain of the Company’s properties. See Note 8, “Subsequent Events.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
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
Distributions Paid
On April 1, 2015, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2015 through March 31, 2015. On May 1, 2015, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2015 through April 30, 2015.
Distributions Declared
On May 12, 2015, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2015 through June 31, 2015, which the Company expects to pay in July 2015, and distributions based on daily record dates for the period from July 1, 2015 through July 31, 2015, which the Company expects to pay in August 2015. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2015
(unaudited)

Property Management Agreements
Subsequent to March 31, 2015, the Company, through indirect wholly owned subsidiaries (each, a “Property Owner”), entered into various property management agreements with LPR Inc. (each, a “Property Management Agreement”), pursuant to which LPR Inc. will provide, among other services, general property management services, including bookkeeping and accounting services, construction management services and budgeting and business plans for certain of the Company’s properties as follows:

Property Name	Effective Date	Management Fee Percentage
Watertower Apartments	04/07/2015	2.75%
Crystal Park at Waterford	04/14/2015	3.00%
The Residence at Waterstone	04/28/2015	3.00%
Lofts at the Highlands	05/05/2015	3.00%
Legacy at Martin’s Point	05/12/2015	3.00%
Poplar Creek	05/14/2015	3.00%
Under the Property Management Agreements, each Property Owner will pay LPR Inc.: (i) a monthly fee based on a percentage (as described in the table above, the “Management Fee Percentage”) of the Gross Monthly Collections (as defined in each Property Management Agreement), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPR Inc. and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPR Inc. for retail leases executed that were procured or obtained by LPR Inc. and (iv) certain reimbursements if included in an approved capital budget. Unless otherwise provided for in an approved operating budget, LPR Inc. will be responsible for all expenses that it incurs in rendering services pursuant to each Property Management Agreement. Each Property Management Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Property Management Agreement. Notwithstanding the foregoing, the Property Owner may terminate each Property Management Agreement at any time without cause upon 30 days’ prior written notice to LPR Inc. The Property Owner may also terminate the Property Management Agreement with cause immediately upon notice to LPR Inc. and the expiration of any applicable cure period. LPR Inc. may terminate each Property Management Agreement at any time without cause upon prior written notice to the Property Owner which, depending upon the terms of the particular Property Management Agreement, requires either 30, 60 or 90 days prior written notice. LPR Inc. may terminate the Property Management Agreement for cause if a Property Owner commits any material default under the Property Management Agreement and the default continues for a period of 30 days after notice from LPR Inc. to a Property Owner for a default or, in the case of Watertower Apartments and Lofts at the Highlands, if a monetary default continues for a period of 10 days after notice of such monetary default.
The properties were previously managed by third-party property management companies pursuant to the terms of individual property management agreements (together, the “Prior Management Agreements”). In addition, as stated in Note 6, “Related Party Transactions — Property Management — Account Services Agreements” herein, the Company, through the Property Owners, had entered into the Services Agreements with LPR with respect to The Residence at Waterstone, Lofts at the Highlands, Legacy at Martin’s Point, and Poplar Creek. The termination of services under the Prior Management Agreements and the Services Agreements (with respect to The Residence at Waterstone, Lofts at the Highlands, Legacy at Martin’s Point and Poplar Creek) were negotiated to coincide with the Effective Date of the respective Property Management Agreements. The Management Fee Percentage and any other fees and reimbursements payable to LPR Inc. by the Property Owner under each Property Management Agreement are approximately equal to the applicable percentage and other fees and reimbursements payable to the prior third party management companies and LPR by the Property Owner under the now-terminated Services Agreements and Prior Management Agreements.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
During any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (both as defined in the share redemption program and together with redemptions in connection with a stockholder’s death, “special redemptions”), the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for special redemptions. In March 2015, we exhausted the $1.5 million of funds available for ordinary redemptions. Because of limitations on the dollar value of shares that may be redeemed under our share redemption program, we will only be able to process special redemptions for the remainder of 2015.

All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, all filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to continue to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
We have invested in and manage a portfolio of high quality apartment communities located throughout the United States. Our portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of March 31, 2015, we owned 11 apartment complexes.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2015, we had sold an aggregate of 20,648,395 shares of common stock in the Offerings for gross offering proceeds of $205.8 million, including an aggregate of 1,432,985 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $14.3 million. Also, as of March 31, 2015, we had redeemed 590,388 shares sold in the Offerings for $5.7 million. We have used substantially all of the net proceeds from the Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.
Market Outlook ─ Multi-Family Real Estate and Finance Markets
The last recession, which occurred from approximately 2008 - 2009, resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends continued throughout 2011 and into 2012. Since the second quarter of 2012, vacancy stabilized at approximately its equilibrium rate; however, while rent growth moderated during 2013, it remained at an above average annual rate through the fourth quarter of 2014.
According to the U.S. Bureau of Labor Statistics (“BLS”), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the 2008 recession. Since 2009, employment has increased by over 11.5 million jobs (through March 2015). The BLS also reported that the unemployment rate peaked in 2009 at 10.0% and was down to 6.7% by the end of 2013. During 2014, the unemployment rate continued to decline and was 5.6% at the end of the year. At the end of the first quarter of 2015, the unemployment rate declined further to 5.5%.
Witten Advisors reported that apartment vacancies in the U.S. were 7.8% at the end of 2009 (“U.S. Apartment Markets Forecast,” First Quarter 2015). Apartment vacancies declined steadily throughout 2010 and 2011, stabilizing at 5%, the approximate equilibrium vacancy rate, in the second half of 2012. As of the end of the fourth quarter of 2014, Witten Advisors reported that U.S. apartment vacancies were down to 4.8%. Witten Advisors also reported that effective rents for U.S. apartments were up by 2.0% and 4.2% in 2010 and 2011, respectively, in contrast to the decline in effective rents of 4.4% in 2009. Effective rents continued to grow in 2012 and 2013 at 3.9% and 3.5%, respectively, as compared to the long-term average growth rate of 2.7%. Effective rents grew at an above average rate of 4.2% in 2014 as well.
Class A multifamily capitalization rates in the U.S. averaged 4.68% in the fourth quarter of 2007 (Witten Advisors: “U.S. Apartment Markets Forecast,” Third Quarter 2014). Capitalization rates increased to 5.79% by the fourth quarter of 2009, reflecting the decline in Class A multifamily property values as a result of the 2008 recession. By the first quarter of 2011, the average Class A capitalization rate had declined to approximately 5.0%, where it remained through the third quarter of 2013. Class A multifamily capitalization rates declined modestly to 4.8% in the fourth quarter of 2013, and declined further to 4.55% as of the end of the fourth quarter of 2014.

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

•
Renter population forecast - According to the the U.S. Census Bureau’s population projections (December 2014 release), the population of people aged 20 to 34 is expected to increase by 2 million between 2015 and 2020. This “prime renter age cohort” is growing to a large part due to the “Echo Boom,” or children of the Baby Boom generation. In addition, the population of people aged 55 to 69 is expected to increase by over 4 million between 2015 and 2020, growth driven by the Baby Boomers. These Baby Boomers generally have enough income to purchase a home, but are increasingly choosing to downsize and rent, preferring the conveniences of apartments, particularly those in urban infill locations.

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

•
Diminished supply - According to Witten Advisors (“U.S. Apartment Markets Forecast,” Fourth Quarter 2014), multifamily rental construction starts in the U.S. averaged approximately 300,000 units per year for the decade ended December 2005. In comparison, starts were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. In 2011, 2012 and 2013, rental construction starts in the United States were 147,000, 204,000 and 268,000 units, respectively. Multifamily rental construction starts are expected to peak at approximately 313,000 units in 2014 before easing to 260,000 units in 2017.

Liquidity and Capital Resources
Our principal demands for funds during the short and long-term are and will be for the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. To date, we have had four primary sources of capital for meeting our cash requirements:

•	Proceeds from our now terminated primary Offerings;

•	Proceeds from our dividend reinvestment plan;

•	Debt financings; and

•	Cash flow generated by our real estate investments.
We ceased offering shares of common stock in the primary Follow-on Offering on March 31, 2014. We plan to continue to offer shares under our dividend reinvestment plan until we have sold all $760,000,000 of shares of common stock under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time. As of March 31, 2015, we had sold an aggregate of 20,648,395 shares of common stock in the Offerings for gross offering proceeds of $205.8 million, including an aggregate of 1,432,985 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $14.3 million. Also as of March 31, 2015, we had redeemed 590,388 shares sold in the Offerings for $5.7 million. As of March 31, 2015, we had invested substantially all of the proceeds from our now-terminated primary Offerings in real estate properties and do not anticipate making significant additional real estate acquisitions due to the termination of the primary Follow-on Offering on March 31, 2014. We intend to use our cash on hand, cash flow generated by our real estate operations and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2015, we owned 11 apartment complexes. Our real estate investments generate cash flow in the form of rental revenues, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and how well we manage our expenditures. As of March 31, 2015, our real estate property investments were 95% occupied.
As of March 31, 2015, our total debt outstanding was $292.7 million. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2015, our borrowings and other liabilities were approximately 67% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets.
We paid distributions to our stockholders during the three months ended March 31, 2015 using cash flows from operations. We believe that our cash flows from operations, cash on hand and proceeds from our dividend reinvestment plan are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2015 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of March 31, 2015, we owned 11 apartment complexes. During the three months ended March 31, 2015, net cash provided by operating activities was $3.2 million. We expect our cash flows from operating activities to vary over time and do not anticipate making significant additional real estate acquisitions due to the termination of the Follow-on Offering on March 31, 2014.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.5 million for the three months ended March 31, 2015 and consisted of the following:

•	$0.4 million of improvements to real estate; and

•	$0.1 million increase in restricted cash for capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $4.7 million for the three months ended March 31, 2015 and consisted primarily of the following:

•	$1.8 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $1.4 million;

•	$1.5 million of cash used for redemptions of common stock; and

•	$1.3 million of principal payments on our mortgage notes payable.
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
The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. As of March 31, 2015, we had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above.
In addition, the advisory agreement defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers our obligation to pay an asset management fee for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by our advisor in accordance with the advisory agreement. As of December 31, 2014, we had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the advisory agreement, as we believe the payment of this amount to our advisor is probable. These fees will be reimbursed in accordance with the terms noted above. During the three months ended March 31, 2015, we incurred and deferred $0.7 million of asset management fees. However, we only recorded $0.3 million pursuant to the limitations in the advisory agreement as noted above. We did not accrue the remaining $0.4 million of these deferred asset management fees as it is uncertain whether any of these amounts will be paid in the future.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2015 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$292,699	$4,250	$38,040	$199,640	$50,769
Interest payments on outstanding debt obligations (2)	73,052	7,334	18,988	11,217	35,513
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of March 31, 2015. We incurred interest expense of $2.5 million, excluding amortization of deferred financing costs and discount on notes payable of $0.1 million, for the three months ended March 31, 2015.
Results of Operations
As of March 31, 2015, we owned 11 apartment complexes and do not anticipate making significant additional real estate investments due to the termination of the primary Follow-on Offering on March 31, 2014. The results of operations presented for the three months ended March 31, 2015 and 2014 are not directly comparable due to the acquisition of two apartment complexes during the three months ended March 31, 2014. As a result, the results of operations during the three months ended March 31, 2014 do not reflect an entire period of operations related to these two acquisitions.
Comparison of the three months ended March 31, 2015 versus the three months ended March 31, 2014
The following table provides summary information about our results of operations for the three months ended March 31, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2015	2014
Rental income	$11,056	$9,617	$1,439	15%	$1,074	$365
Operating, maintenance, and management costs	2,733	2,393	340	14%	201	139
Real estate taxes and insurance	1,514	1,393	121	9%	49	72
Asset management fees to affiliate	277	595	(318)	(53)%	n/a	n/a
Property management fees to affiliate	74	62	12	19%	10	2
Real estate acquisition fees and expenses to affiliate	—	701	(701)	(100)%	(701)	—
Real estate acquisition fees and expenses	—	252	(252)	(100)%	(252)	—
General and administrative expenses	640	680	(40)	(6)%	n/a	n/a
Depreciation and amortization expense	3,001	3,080	(79)	(3)%	(183)	104
Interest expense	2,617	2,298	319	14%	350	(31)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 related to real estate investments acquired on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 with respect to real estate investments owned by us throughout both periods presented.
Rental income increased from $9.6 million for the three months ended March 31, 2014 to $11.1 million for the three months ended March 31, 2015, primarily as a result of the growth in our real estate portfolio and a slight increase in rental rates with respect to properties owned throughout both periods. We expect that our rental income to vary in future periods depending on occupancy rates and rental rates of our real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating, maintenance and management costs and real estate taxes and insurance increased from $3.8 million for the three months ended March 31, 2014 to $4.2 million for the three months ended March 31, 2015. The increase in operating, maintenance and management costs and real estate taxes and insurance was primarily due to the growth in our real estate portfolio and higher utility expenses, general repair and maintenance costs and property tax expenses for properties held throughout both periods. Operating, maintenance and management costs and real estate taxes and insurance may increase in future periods, as compared to historical periods as a result of inflation.
Asset management fees with respect to our real estate investments decreased from $0.6 million for the three months ended March 31, 2014 to $0.3 million for the three months ended March 31, 2015 due to a change in our asset management fee calculation. During the three months ended March 31, 2014, we incurred $0.6 million of asset management fees, all of which was accrued and deferred. During the three months ended March 31, 2015, we incurred and deferred $0.7 million of asset management fees, of which $0.3 million was recorded based on certain limitations in the advisory agreement. The remaining $0.4 million of deferred asset management fees were not accrued as it is uncertain whether any of these amounts will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Real estate acquisition fees and expenses to affiliate and non-affiliate were $1.0 million for the three months ended March 31, 2014 related to the acquisitions of two apartment complexes during the first quarter of 2014. During the three months ended March 31, 2015, we did not make any acquisitions. We do not anticipate making significant additional real estate investments in the future.
Depreciation and amortization expense decreased slightly from $3.1 million for the three months ended March 31, 2014 to $3.0 million for the three months ended March 31, 2015. Depreciation and amortization expenses decreased by $0.2 million due to a decrease in amortization of tenant origination costs related to in-place leases that were fully amortized. This decrease was offset by a $0.1 million increase in depreciation and amortization from properties held throughout both periods. We expect that our depreciation and amortization expenses will vary in future periods depending on the amount of new capital expenditures compared to the amount of capital expenditures that become fully depreciated.
Interest expense increased from $2.3 million for the three months ended March 31, 2014 to $2.6 million for the three months ended March 31, 2015. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in an increase in our average debt outstanding during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. Items such as acquisition fees and expenses which had previously been capitalized prior to 2009, are currently expensed and accounted for as operating expenses. As a result, our management also uses MFFO as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the IPA in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2015 and 2014 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2015	2014
Net income (loss)	$205	$(1,831)
Depreciation of real estate assets	3,000	2,702
Amortization of lease-related costs	1	378
FFO	3,206	1,249
Straight-line rent	(12)	—
Real estate acquisition fees and expenses to affiliate	—	701
Real estate acquisition fees and expenses	—	252
Amortization of discount on note payable	21	15
MFFO	$3,215	$2,217
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not be able to pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from our Offerings. Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2015 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows from Operations
Period			Cash	Reinvested	Total
First Quarter 2015	$3,224	$0.160	$1,813	$1,409	$3,222	$3,227
_____________________
(1) Distributions for the period from January 1, 2015 through March 31, 2015 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2015, we paid aggregate distributions of $3.2 million, including $1.8 million of distributions paid in cash and $1.4 million of distributions reinvested through our dividend reinvestment plan. FFO for the three months ended March 31, 2015 was $3.2 million and cash flows from operations was $3.2 million. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $3.2 million of cash flows from operations. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreements. See the reconciliation of FFO to net income (loss) above.
From inception through March 31, 2015, we paid aggregate distributions of $33.4 million, and our cumulative net loss for the same period was $25.5 million. To the extent that we pay distributions from sources other than our cash flows from operations, we will have less funds available for investment in properties and other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations and FFO (except with respect to distributions related to sales of our assets). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward - Looking Statements,” “Market Outlook — Multi-Family Real Estate and Finance Markets” and “Results of Operations” herein, and the risks discussed in Part II, Item 1A “Risk Factors” herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment; our ability to identify investments that are suitable to execute our investment objectives; and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flows from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flows from operations.
Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. There have been no significant changes to our policies during 2015.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2015, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2015 through March 31, 2015. On May 1, 2015, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2015 through April 30, 2015.
Distributions Declared
On May 12, 2015, our board of directors declared distributions based on daily record dates for the period from June 1, 2015 through June 30, 2015, which we expect to pay in July 2015, and distributions based on daily record dates for the period from July 1, 2015 through July 31, 2015, which we expect to pay in August 2015. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the initial primary offering price for our Initial Offering of $10.00 per share or a 6.40% annualized rate based on our December 9, 2014 estimated value per share of $10.14 per share.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property Management Agreements
Subsequent to March 31, 2015, we, through indirect wholly owned subsidiaries (each, a “Property Owner”), entered into various property management agreements with LPR Inc. (each, a “Property Management Agreement”), pursuant to which LPR Inc. will provide, among other services, general property management services, including bookkeeping and accounting services, construction management services and budgeting and business plans for certain of our properties as follows:

Property Name	Effective Date	Management Fee Percentage
Watertower Apartments	04/07/2015	2.75%
Crystal Park at Waterford	04/14/2015	3.00%
The Residence at Waterstone	04/28/2015	3.00%
Lofts at the Highlands	05/05/2015	3.00%
Legacy at Martin’s Point	05/12/2015	3.00%
Poplar Creek	05/14/2015	3.00%
Under the Property Management Agreements, each Property Owner will pay LPR Inc.: (i) a monthly fee based on a percentage (as described in the table above, the “Management Fee Percentage”) of the Gross Monthly Collections (as defined in each Property Management Agreement), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPR Inc. and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPR Inc. for retail leases executed that were procured or obtained by LPR Inc. and (iv) certain reimbursements if included in an approved capital budget. Unless otherwise provided for in an approved operating budget, LPR Inc. will be responsible for all expenses that it incurs in rendering services pursuant to each Property Management Agreement. Each Property Management Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Property Management Agreement. Notwithstanding the foregoing, the Property Owner may terminate each Property Management Agreement at any time without cause upon 30 days’ prior written notice to LPR Inc. The Property Owner may also terminate the Property Management Agreement with cause immediately upon notice to LPR Inc. and the expiration of any applicable cure period. LPR Inc. may terminate each Property Management Agreement at any time without cause upon prior written notice to the Property Owner which, depending upon the terms of the particular Property Management Agreement, requires either 30, 60 or 90 days prior written notice. LPR Inc. may terminate the Property Management Agreement for cause if a Property Owner commits any material default under the Property Management Agreement and the default continues for a period of 30 days after notice from LPR Inc. to a Property Owner for a default or, in the case of Watertower Apartments and Lofts at the Highlands, if a monetary default continues for a period of 10 days after notice of such monetary default.
The properties were previously managed by third-party property management companies pursuant to the terms of individual property management agreements (together, the “Prior Management Agreements”). In addition, as stated in Note 6, “Related Party Transactions — Property Management — Account Services Agreements” herein, we, through the Property Owners, had entered into the Services Agreements with LPR with respect to The Residence at Waterstone, Lofts at the Highlands, Legacy at Martin’s Point, and Poplar Creek. The termination of services under the Prior Management Agreements and the Services Agreements (with respect to The Residence at Waterstone, Lofts at the Highlands, Legacy at Martin’s Point and Poplar Creek) were negotiated to coincide with the Effective Date of the respective Property Management Agreements. The Management Fee Percentage and any other fees and reimbursements payable to LPR Inc. by the Property Owner under each Property Management Agreement are approximately equal to the applicable percentage and other fees and reimbursements payable to the prior third party management companies and LPR by the Property Owner under the now-terminated Services Agreements and Prior Management Agreements.

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
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2015, the fair value estimate of our fixed rate debt was $298.0 million and the carrying value of our fixed rate debt was $289.9 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, to the extent we have any variable rate debt, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2015, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt as of March 31, 2015 was 3.3%. The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2015.
For a discussion of the interest rate risks related to the current capital and credit markets, see the risks discussed in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
For the year ended December 31, 2014, we paid aggregate distributions of $12.9 million, including $7.3 million of distributions paid in cash and $5.6 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2014 was $9.0 million and cash flows from operations was $12.1 million. We funded our total distributions paid, which includes cash distributions and dividends reinvested by stockholders, with $10.2 million of cash flows from operations (79%) and $2.7 million of debt financing (21%). For the year ended December 31, 2014, FFO represented 70% of total distributions paid.
For the three months ended March 31, 2015, we paid aggregate distributions of $3.2 million, including $1.8 million of distributions paid in cash and $1.4 million of distributions reinvested through our dividend reinvestment plan. FFO for the three months ended March 31, 2015 was $3.2 million and cash flows from operations was $3.2 million. We funded our total distributions paid for the three months ended March 31, 2015 with $3.2 million of cash flows from operations. For the three months ended March 31, 2015, FFO represented 99% of total distributions paid.
See Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” and “Distributions” herein and in Part II, Item VII, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014.
We exhausted funds available for ordinary redemptions for the remainder of 2015 in March 2015.
Because of limitations on the dollar value of shares that may be redeemed under our share redemption program as described below, we exhausted funds available for ordinary redemptions for the remainder of 2015 in March 2015. “Ordinary redemptions” are redemptions not sought in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (each as defined in our share redemption program document).

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

c)	We have a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Pursuant to our share redemption program, there are several limitations on our ability to redeem shares:

▪	Unless the shares are being redeemed in connection with a special redemption, we may not redeem shares until the stockholder has held his or her shares for one year.

▪
We may redeem only the number of shares that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided that we may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including in connection with special redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with a special redemption. In March 2015, we exhausted the $1.5 million of funds available for redemptions. Because of limitations on the dollar value of shares that may be redeemed under our share redemption program, we will only be able to process special redemptions for the remainder of 2015. Notwithstanding anything contained in this paragraph to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.

▪	During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

▪
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to our share redemption program, redemptions made in connection with a special redemption are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. The price at which we redeem all other shares eligible for redemption is as follows:

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

On December 9, 2014, our board of directors approved an estimated value per share of our common stock of $10.14 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2014. We currently expect to utilize an independent valuation firm to update the estimated value per share in December of each year. For a full description of the assumptions and methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Annual Report on Form 10-K for the year ended December 31, 2014 at Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
Our board of directors may amend, suspend or terminate the program without stockholder approval upon 30 days’ notice, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.
During the three months ended March 31, 2015, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	80,573	$9.83	(3)
February 2015	24,652	9.97	(3)
March 2015	47,714	9.84	(3)
Total	152,939
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
(2) The prices at which we redeem shares under the program are set forth above.
(3) We limit the dollar value of shares that may be redeemed under the program as described above. In March 2015, we exhausted the $1.5 million of funds available for all redemptions and thus, because limitations on the dollar value of shares that may be redeemed under our share redemption program, as described above, we will not be able to process ordinary redemptions for the remainder of 2015. For the remainder of 2015, we may redeem up to $0.5 million of shares in connection with special redemptions. As of March 31, 2015 we had $0.1 million of outstanding and unfulfilled ordinary redemption requests, representing 8,233 shares, recorded in other liabilities on the accompanying consolidated balance sheets.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

PART II. OTHER INFORMATION (CONTINUED)
Item 5. Other Information

Departure of Chief Financial Officer
On May 8, 2015, David Snyder notified us of his decision to resign as our Chief Financial Officer and from all other officer positions with us, our advisor, its affiliates, and other KBS-sponsored companies.  Mr. Snyder’s resignation will be effective as of June 10, 2015.  Mr. Snyder’s resignation is not due to any disagreement with us, our advisor, its affiliates, and other KBS-sponsored companies.
Legacy at Martin’s Point Property Management Agreement
On May 12, 2015, we, through an indirect wholly owned subsidiary, KBS Legacy Partners Lombard LLC, entered into a Property Management Agreement with LPR Inc. with respect to Legacy at Martin’s Point. For more information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events — Property Management Agreements” herein.
Poplar Creek Property Management Agreement
On May 14, 2015, we, through an indirect wholly owned subsidiary, KBS Legacy Partners Poplar LLC, entered into a Property Management Agreement with LPR Inc. with respect to Poplar Creek. For more information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events — Property Management Agreements” herein.

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

4.3	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed May 10, 2013

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of January 25,
2015, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 9, 2015

10.2	Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Watertower LLC, dated as of April 7, 2015

10.3	Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Crystal LLC, dated as of April 14, 2015

10.4	Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Pikesville LLC, dated as of April 28, 2015

10.5	Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Lofts LLC, dated as of May 5, 2015

10.6	Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Lombard LLC, dated as of May 12, 2015

10.7	Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Poplar LLC, dated as of May 14, 2015

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fifth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed October 17, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	May 14, 2015	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	May 14, 2015	By:	/s/ DAVID E. SNYDER
David E. Snyder
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)