Form 10-Q
period 2015-06-30
KBS Legacy Partners Apartment REIT, Inc.
filed 2015-08-11
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2015
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
Yes  ☐  No  ☒
 As of August 4, 2015, there were 20,322,814 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
June 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Real estate:
Land	$46,828	$46,828
Buildings and improvements	364,499	363,379
Total real estate, cost	411,327	410,207
Less accumulated depreciation and amortization	(30,229)	(24,344)
Total real estate, net	381,098	385,863
Cash and cash equivalents	21,191	23,878
Restricted cash	4,751	4,570
Deferred financing costs, prepaid expenses and other assets	5,863	6,923
Total assets	$412,903	$421,234
Liabilities and stockholders’ equity
Notes payable, net	$288,526	$291,214
Accounts payable and accrued liabilities	4,429	5,281
Due to affiliates	4,821	4,797
Distributions payable	1,081	1,109
Other liabilities	1,412	1,570
Total liabilities	300,269	303,971
Commitments and contingencies (Note 7)
Redeemable common stock	2,118	1,539
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,227,583 and 20,084,830 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	202	201
Additional paid-in capital	173,290	172,448
Cumulative distributions and net losses	(62,976)	(56,925)
Total stockholders’ equity	110,516	115,724
Total liabilities and stockholders’ equity	$412,903	$421,234
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$11,184	$10,823	$22,240	$20,440
Total revenues	11,184	10,823	22,240	20,440
Expenses:
Operating, maintenance, and management	2,783	2,939	5,516	5,332
Real estate taxes and insurance	1,508	1,461	3,022	2,854
Asset management fees to affiliate	266	652	543	1,247
Property management fees to affiliate	176	72	250	134
Real estate acquisition fees to affiliate	—	—	—	701
Real estate acquisition fees and expenses	—	12	—	264
General and administrative expenses	572	567	1,212	1,247
Depreciation and amortization	3,019	3,416	6,019	6,496
Interest expense	2,627	2,639	5,245	4,937
Total expenses	10,951	11,758	21,807	23,212
Other income:
Interest and other income	4	5	9	11
Net income (loss)	$237	$(930)	$442	$(2,761)
Net income (loss) per common share, basic and diluted	$0.01	$(0.05)	$0.02	$(0.14)
Weighted-average number of common shares outstanding, basic and diluted	20,174,951	19,900,033	20,146,759	19,704,561
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2014 and the Six Months Ended June 30, 2015 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2013	19,196,501	$192	$161,328	$(40,460)	$121,060
Issuance of common stock	1,081,474	11	11,239	—	11,250
Redemptions of common stock	(193,145)	(2)	(1,851)	—	(1,853)
Transfers from redeemable common stock	—	—	2,888	—	2,888
Distributions declared	—	—	—	(12,905)	(12,905)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(536)	—	(536)
Other offering costs	—	—	(620)	—	(620)
Net loss	—	—	—	(3,560)	(3,560)
Balance, December 31, 2014	20,084,830	201	172,448	(56,925)	115,724
Issuance of common stock	295,692	3	2,847	—	2,850
Redemptions of common stock	(152,939)	(2)	(1,505)	—	(1,507)
Transfers to redeemable common stock	—	—	(493)	—	(493)
Distributions declared	—	—	—	(6,493)	(6,493)
Other offering costs	—	—	(7)	—	(7)
Net income	—	—	—	442	442
Balance, June 30, 2015	20,227,583	$202	$173,290	$(62,976)	$110,516
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$442	$(2,761)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,019	6,496
Bad debt expense	166	159
Loss due to property damages	78	309
Amortization of discount and premium on notes payable, net	43	35
Amortization of deferred financing costs	207	207
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(22)	(588)
Prepaid expenses and other assets	394	89
Accounts payable and accrued liabilities	(857)	(490)
Due to affiliates	24	1,199
Other liabilities	(72)	265
Net cash provided by operating activities	6,422	4,920
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(13,141)
Improvements to real estate	(1,193)	(2,832)
Restricted cash for capital expenditures	—	281
Net cash used in investing activities	(1,193)	(15,692)
Cash Flows from Financing Activities:
Principal payments on mortgage note payable	(2,731)	(1,507)
Payments of deferred financing costs	—	(90)
Proceeds from issuance of common stock	—	5,785
Payments to redeem common stock	(1,507)	(1,025)
Payments of commissions on stock sales and related dealer manager fees	—	(536)
Payments of other offering costs	(7)	(323)
Reimbursements of other offering costs from affiliates	—	745
Distributions paid	(3,671)	(3,584)
Net cash used in financing activities	(7,916)	(535)
Net decrease in cash and cash equivalents	(2,687)	(11,307)
Cash and cash equivalents, beginning of period	23,878	36,698
Cash and cash equivalents, end of period	$21,191	$25,391
Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,021	$4,550
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$2,850	$2,757
Mortgage debt assumed in connection with real estate acquisitions at fair value	$—	$52,268
Application of escrow deposits to purchase real estate	$—	$1,500
Increase in restricted cash related to property insurance proceeds	$159	$—
(Decrease) increase in distributions payable	$(28)	$10
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of June 30, 2015, the Sub-Advisor owned 20,000 shares of common stock of the Company.
The Company has invested in and manages a portfolio of high quality apartment communities located throughout the United States. The Company’s portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of June 30, 2015, the Company owned 11 apartment complexes.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

As of June 30, 2015, the Company had sold an aggregate of 20,797,971 shares of common stock in the Offerings for gross offering proceeds of $207.3 million, including an aggregate of 1,582,561 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $15.8 million. Also, as of June 30, 2015, the Company had redeemed 590,388 shares sold in the Offerings for $5.7 million.
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Segments
The Company had invested in 11 apartment complexes as of June 30, 2015. Substantially all of the Company’s revenue and net income (loss) is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the six months ended June 30, 2015 and 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Distributions declared per common share were $0.162 and $0.322 for the three and six months ended June 30, 2015, respectively, and $0.162 and $0.322 for the three and six months ended June 30, 2014, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2015 and 2014. For the three and six months ended June 30, 2015 and 2014, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2014 through June 30, 2014 and January 1, 2015 through June 30, 2015 was a record date for distributions.
Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  On July 9, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

3.	REAL ESTATE
As of June 30, 2015, the Company owned 11 apartment complexes, containing 3,039 units and encompassing 3.1 million rentable square feet, which were 93% occupied. The following table provides summary information regarding the properties owned by the Company as of June 30, 2015 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate, Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,590	$(4,367)	$32,223
Poplar Creek	02/09/2012	Schaumburg, IL	27,059	(2,031)	25,028
The Residence at Waterstone	04/06/2012	Pikesville, MD	64,724	(5,221)	59,503
Legacy Crescent Park	05/03/2012	Greer, SC	20,576	(1,941)	18,635
Legacy at Martin’s Point	05/31/2012	Lombard, IL	37,208	(3,519)	33,689
Wesley Village	11/06/2012	Charlotte, NC	44,278	(3,130)	41,148
Watertower Apartments	01/15/2013	Eden Prairie, MN	38,551	(2,598)	35,953
Crystal Park at Waterford	05/08/2013	Frederick, MD	45,820	(2,919)	42,901
Millennium Apartment Homes	06/07/2013	Greenville, SC	33,134	(2,081)	31,053
Legacy Grand at Concord	02/18/2014	Concord, NC	27,698	(1,119)	26,579
Lofts at the Highlands	02/25/2014	St. Louis, MO	35,689	(1,303)	34,386
			$411,327	$(30,229)	$381,098
Additionally, as of June 30, 2015 and December 31, 2014, the Company had recorded unamortized tax abatement intangible assets, which are included in deferred financing costs, prepaid expenses and other assets in the accompanying balance sheets, of $3.3 million and $3.4 million, respectively.  During the three and six months ended June 30, 2015, the Company recorded amortization expense of $65,000 and $0.1 million, respectively, related to tax abatement intangible assets.  During the three and six months ended June 30, 2014, the Company recorded amortization expense of $65,000 and $0.1 million, respectively, related to tax abatement intangible assets.
Property Damage
During the six months ended June 30, 2015, one of the Company’s apartment complexes suffered physical damage due to storms. The Company’s insurance policies provide coverage for property damage and business interruption subject to a deductible of up to $25,000 per incident.  Based on management’s estimates, the Company recognized an estimated loss due to damage of $78,000 during the six months ended June 30, 2015, which was reduced by an estimated $53,000 insurance recovery related to such damage. The net loss due to damage of $25,000 during the six months ended June 30, 2015 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible.  As of June 30, 2015, the total estimated insurance recovery to be collected was $0.3 million, which includes an estimated recovery from a prior year incident, that was classified as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

4.	NOTES PAYABLE
As of June 30, 2015 and December 31, 2014, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of June 30, 2015	Principal as of December 31, 2014	Contractual Interest Rate as of June 30, 2015	Payment Type	Maturity Date
Legacy at Valley Ranch Mortgage Loan	$31,843	$32,131	3.9%	Principal & Interest	04/01/2019
Poplar Creek Mortgage Loan	19,965	20,143	4.0%	Principal & Interest	03/01/2019
The Residence at Waterstone Mortgage Loan	46,987	47,419	3.8%	Principal & Interest	05/01/2019
Legacy Crescent Park Mortgage Loan	14,003	14,146	3.5%	Principal & Interest	06/01/2019
Legacy at Martin’s Point Mortgage Loan	22,556	22,781	3.3%	Principal & Interest	06/01/2019
Wesley Village Mortgage Loan	27,911	28,253	2.6%	Principal & Interest	12/01/2017
Watertower Mortgage Loan	24,811	25,000	2.5%	Principal & Interest	02/10/2018
Crystal Park Mortgage Loan	28,051	28,391	2.5%	Principal & Interest	06/01/2018
Millennium Mortgage Loan	20,933	21,175	2.7%	Principal & Interest	07/01/2018
Legacy Grand at Concord Mortgage Loan	22,838	22,981	4.1%	Principal & Interest	12/01/2050
Lofts at the Highlands Mortgage Loan	31,402	31,611	3.4%	Principal & Interest	08/01/2052
Total notes payable principal outstanding	$291,300	$294,031
Discount on note payable, net	(2,774)	(2,817)
Total notes payable, net	$288,526	$291,214

As of June 30, 2015 and December 31, 2014, the Company’s deferred financing costs were $1.4 million and $1.6 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
During the three and six months ended June 30, 2015, the Company incurred $2.6 million and $5.2 million of interest expense, respectively. During the three and six months ended June 30, 2014, the Company incurred $2.6 million and $4.9 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2015 were $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2014 were $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Also included in interest expense for the three and six months ended June 30, 2015 were $22,000 and $43,000 of amortization of discount on a note payable, respectively, and $20,000 and $35,000 of amortization of discount on a note payable for the three and six months ended June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company recorded interest payable of $0.8 million and $0.9 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for the Company’s notes payable outstanding as of June 30, 2015 (in thousands):

July 1, 2015 through December 31, 2015	$2,851
2016	5,844
2017	32,196
2018	72,958
2019	126,682
Thereafter	50,769
$291,300

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
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
The following were the face value, carrying amount and fair value of the Company’s notes payable as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$291,300	$288,526	$289,431	$294,031	$291,214	$296,581
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
June 30, 2015
(unaudited)

6.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreements with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Offerings and entitle the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s real estate properties, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above.
During the three and six months ended June 30, 2015 and 2014, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

Pursuant to the terms of these agreements and the property management agreements discussed below, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2015 and 2014, respectively, and any related amounts payable as of June 30, 2015 and December 31, 2014 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Expensed
Asset management fees (1)	$266	$652	$543	$1,247	$4,815	$4,752
Reimbursable operating expenses (2)	66	75	206	289	6	45
Acquisition fees on real properties	—	—	—	701	—	—
Property management fees (3)	176	72	250	134	—	—
Additional Paid-in Capital
Selling commissions	—	27	—	363	—	—
Dealer manager fees	—	13	—	173	—	—
Reimbursable other offering costs (4)	—	1	—	59	—	—
	$508	$840	$999	$2,966	$4,821	$4,797
____________________
(1) See “Advisory Agreement – Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of marketing research costs and property pursuit costs incurred by the Sub-Advisor. In addition, the Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $24,000 and $30,000 for the three months ended June 30, 2015 and 2014, respectively, and $49,000 and $53,000 for the six months ended June 30, 2015 and 2014, respectively, and were the only employee costs reimbursable under the Advisory Agreement through June 30, 2015. The Company does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) See “— Property Management — Account Services Agreements.”
(4) See “— Other Offering Costs Related to Follow-on Offering.”
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the six months ended June 30, 2015, the Advisor incurred $61,000 for the costs of the supplemental coverage obtained by the Company.
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
June 30, 2015
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
The Advisory Agreement defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the Advisory Agreement) and then to pay asset management fees previously deferred by the Advisor in accordance with the Advisory Agreement that remain unpaid. As of June 30, 2015, the Company had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the Advisory Agreement, as the Company believed the payment of this amount to the Advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

In addition, the Advisory Agreement defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the Advisory Agreement defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with the Advisory Agreement. As of December 31, 2014, the Company had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the Advisory Agreement, as the Company believed the payment of this amount to the Advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above. During the six months ended June 30, 2015, the Company incurred and deferred $1.4 million of asset management fees. However, the Company only recorded $0.5 million pursuant to the limitations in the Advisory Agreement as noted above. The Company did not accrue the remaining $0.9 million of these deferred asset management fees as it is uncertain whether any of these amounts will be paid in the future.
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
Property Management — Account Services Agreements
In connection with certain of its property acquisitions, the Company, through separate indirect wholly owned subsidiaries, entered into separate Property Management — Account Services Agreements (each, a “Services Agreement”) with Legacy Partners Residential L.P. (“LPR”), an affiliate of the Sub-Advisor, pursuant to which LPR provided certain account maintenance and bookkeeping services related to these properties. Under each Services Agreement, the Company paid LPR a monthly fee in an amount equal to 1% of each property’s gross monthly collections. Unless otherwise provided for in an approved operating budget for a property, LPR was responsible for all expenses that it incurred in rendering services pursuant to each Services Agreement. Each Services Agreement had an initial term of one year and continued thereafter on a month-to-month basis unless either party gave 30 days’ prior written notice of its desire to terminate the Services Agreement. Notwithstanding the foregoing, the Company had the right to terminate each Services Agreement at any time without cause upon 30 days’ prior written notice to LPR. As described below, as of June 30, 2015, each of the Services Agreements had been terminated.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

During the six months ended June 30, 2015, the Company, through indirect wholly owned subsidiaries (each, a “Property Owner”), entered into property management agreements with Legacy Partners Residential Inc. (“LPR Inc.”), an affiliate of the Sub-Advisor (each, a “Property Management Agreement”), pursuant to which LPR Inc. will provide, among other services, general property management services, including bookkeeping and accounting services, construction management services and budgeting and business plans for the Company’s properties as follows:

Property Name	Effective Date	Management Fee Percentage
Watertower Apartments	04/07/2015	2.75%
Crystal Park at Waterford	04/14/2015	3.00%
The Residence at Waterstone	04/28/2015	3.00%
Lofts at the Highlands	05/05/2015	3.00%
Legacy at Martin’s Point	05/12/2015	3.00%
Poplar Creek	05/14/2015	3.00%
Wesley Village	05/19/2015	3.00%
Legacy Grand at Concord	05/21/2015	3.00%
Millennium Apartment Homes (1)	05/27/2015	3.00%
Legacy Crescent Park (1)	05/29/2015	3.00%
Legacy at Valley Ranch	06/09/2015	3.00%
____________________
(1) Under the Property Management Agreement, the Property Owner will pay LPR Inc. the Management Fee Percentage in an amount equal to the greater of (a) 3% of the Gross Monthly Collections (as defined in the Property Management Agreement) or (b) $4,000.
Under the Property Management Agreements, each Property Owner will pay LPR Inc.: (i) a monthly fee based on a percentage (as described in the table above, the “Management Fee Percentage”) of the Gross Monthly Collections (as defined in each Property Management Agreement), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPR Inc. and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPR Inc. for retail leases executed that were procured or obtained by LPR Inc. and (iv) certain reimbursements if included in an approved capital budget. Unless otherwise provided for in an approved operating budget, LPR Inc. will be responsible for all expenses that it incurs in rendering services pursuant to each Property Management Agreement. Each Property Management Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Property Management Agreement. Notwithstanding the foregoing, the Property Owner may terminate each Property Management Agreement at any time without cause upon 30 days’ prior written notice to LPR Inc. The Property Owner may also terminate the Property Management Agreement with cause immediately upon notice to LPR Inc. and the expiration of any applicable cure period. LPR Inc. may terminate each Property Management Agreement at any time without cause upon prior written notice to the Property Owner which, depending upon the terms of the particular Property Management Agreement, requires either 30, 60 or 90 days prior written notice. LPR Inc. may terminate the Property Management Agreement for cause if a Property Owner commits any material default under the Property Management Agreement and the default continues for a period of 30 days after notice from LPR Inc. to a Property Owner for a default or, in the case of Watertower Apartments, Lofts at the Highlands, Wesley Village, Legacy Grand at Concord, Millennium Apartment Homes and Legacy Crescent Park, if a monetary default continues for a period of 10 days after notice of such monetary default.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2015
(unaudited)

The properties were previously managed by third-party property management companies pursuant to the terms of individual property management agreements (together, the “Prior Management Agreements”). The termination of services under the Prior Management Agreements and the Services Agreements (with respect to The Residence at Waterstone, Lofts at the Highlands, Legacy at Martin’s Point, Poplar Creek, Wesley Village, Legacy Grand at Concord, Millennium Apartment Homes and Legacy Crescent Park) were negotiated to coincide with the Effective Date of the respective Property Management Agreements. The Management Fee Percentage and any other fees and reimbursements payable to LPR Inc. by the Property Owner under each Property Management Agreement are approximately equal to the applicable percentage and other fees and reimbursements payable to the prior third party management companies and LPR by the Property Owner under the now-terminated Services Agreements and Prior Management Agreements.

7.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor and the Sub-Advisor for certain services that are essential to the Company, including the management of the daily operations of the Company’s investment portfolio; the disposition of investments; and other general and administrative responsibilities. The Company is also dependent on LPR Inc. to provide the property management services under the Property Management Agreements. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.
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
June 30, 2015
(unaudited)

8.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 1, 2015, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2015 through June 30, 2015. On August 3, 2015, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2015 through July 31, 2015.
Distributions Declared
On July 6, 2015, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2015 through August 31, 2015, which the Company expects to pay in September 2015. On August 6, 2015, the Company’s board of directors declared distributions based on daily record dates for the period from September 1, 2015 through September 30, 2015, which the Company expects to pay in October 2015, and distributions based on daily record dates for the period from October 1, 2015 through October 31, 2015, which the Company expects to pay in November 2015. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We are dependent on our advisor and sub-advisor to manage our investments and to provide certain other services. We are dependent on Legacy Partners Residential, Inc. (“LPR Inc.”), an affiliate of our sub-advisor, to provide property management services for our investments.

•
All of our executive officers, some of our directors and other key real estate professionals are also officers, managers, directors, key professionals and/or holders of a controlling interest in our advisor, the sub-advisor, our dealer manager and other sponsor-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other programs and investors advised by our sponsors. Fees paid to our advisor in connection with the management of our properties are based on the cost of the property, not on the quality of the services rendered to us. This arrangement could result in unanticipated actions.

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
We have invested in and manage a portfolio of high quality apartment communities located throughout the United States. Our portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of June 30, 2015, we owned 11 apartment complexes.
KBS Capital Advisors LLC (“KBS Capital Advisors”) is our advisor. As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations and our portfolio of real estate assets. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors delegates certain advisory duties to a sub-advisor, KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), which is a joint venture among KBS Capital Advisors and Legacy Partners Residential Realty LLC. Notwithstanding such delegation to the Sub-Advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors made recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, approved our investments. KBS Capital Advisors, either directly or through the Sub-Advisor, also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our Sub-Advisor owns 20,000 shares of our common stock. We have no paid employees.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2015, we had sold an aggregate of 20,797,971 shares of common stock in the Offerings for gross offering proceeds of $207.3 million, including an aggregate of 1,582,561 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $15.8 million. Also, as of June 30, 2015, we had redeemed 590,388 shares sold in the Offerings for $5.7 million. We have used substantially all of the net proceeds from the Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.
Market Outlook ─ Multi-Family Real Estate and Finance Markets
The last recession, which occurred from approximately 2008 - 2009, resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends continued throughout 2011 and into 2012. Since the second quarter of 2012, vacancy stabilized at approximately its equilibrium rate; however, while rent growth moderated during 2013, it remained at an above average annual rate through the first quarter of 2015.
According to the U.S. Bureau of Labor Statistics (“BLS”), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the 2008 recession. Since 2009, employment has increased by over 12.2 million jobs (through June 2015). The BLS also reported that the unemployment rate peaked in 2009 at 10.0% and was down to 6.7% by the end of 2013. During 2014, the unemployment rate continued to decline and was 5.6% at the end of the year. At the end of the second quarter of 2015, the unemployment rate had declined further to 5.3%.
Witten Advisors reported that apartment vacancies in the U.S. were 7.8% at the end of 2009 (“U.S. Apartment Markets Forecast,” First Quarter 2015). Apartment vacancies declined steadily throughout 2010 and 2011, stabilizing at 5%, the approximate equilibrium vacancy rate, in the second half of 2012. As of the end of the first quarter of 2015, Witten Advisors reported that U.S. apartment vacancies were down to 4.5%. Witten Advisors also reported that effective rents for U.S. apartments were up by 2.0% and 4.2% in 2010 and 2011, respectively, in contrast to the decline in effective rents of 4.4% in 2009. Effective rents continued to grow in 2012 and 2013 at 3.9% and 3.5%, respectively, as compared to the long-term average growth rate of 2.7%, and effective rents grew at a rate of 4.6% for the twelve months ended March 31, 2015.
Class A multifamily capitalization rates in the U.S. averaged 4.68% in the fourth quarter of 2007 (Witten Advisors: “U.S. Apartment Markets Forecast,” Third Quarter 2014). Capitalization rates increased to 5.79% by the fourth quarter of 2009, reflecting the decline in Class A multifamily property values as a result of the 2008 recession. By the first quarter of 2011, the average Class A capitalization rate had declined to approximately 5.0%, where it remained through the third quarter of 2013. Class A multifamily capitalization rates declined modestly to 4.8% in the fourth quarter of 2013, and declined further to 4.5% as of the end of the first quarter of 2015.

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

•
Housing Shift - An increasing number of people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 36.3% at the end of the first quarter 2015. This equates to approximately 5.8 million additional renter households in the United States, according to Witten Advisors, over that time period.

•
Diminished supply - According to Witten Advisors (“U.S. Apartment Markets Forecast,” Fourth Quarter 2014), multifamily rental construction starts in the U.S. averaged approximately 300,000 units per year for the decade ended December 2005. In comparison, starts were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. In 2011, 2012 and 2013, rental construction starts in the United States were 147,000, 204,000 and 268,000 units, respectively. Multifamily rental construction starts are expected to peak at approximately 325,000 units in 2015 before easing to 250,000 units in 2018.

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
We ceased offering shares of common stock in the primary Follow-on Offering on March 31, 2014. We plan to continue to offer shares under our dividend reinvestment plan until we have sold all $760,000,000 of shares of common stock under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time. As of June 30, 2015, we had sold an aggregate of 20,797,971 shares of common stock in the Offerings for gross offering proceeds of $207.3 million, including an aggregate of 1,582,561 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $15.8 million. Also as of June 30, 2015, we had redeemed 590,388 shares sold in the Offerings for $5.7 million. As of June 30, 2015, we had invested substantially all of the proceeds from our now-terminated primary Offerings in real estate properties and do not anticipate making significant additional real estate acquisitions due to the termination of the primary Follow-on Offering on March 31, 2014. We intend to use our cash on hand, cash flow generated by our real estate operations and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2015, we owned 11 apartment complexes. Our real estate investments generate cash flow in the form of rental revenues, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and how well we manage our expenditures. As of June 30, 2015, our real estate property investments were 93% occupied.
As of June 30, 2015, our total debt outstanding was $291.3 million. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2015, our borrowings and other liabilities were approximately 67% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets.
We paid distributions to our stockholders during the six months ended June 30, 2015 using cash flows from operations. We believe that our cash flows from operations, cash on hand and proceeds from our dividend reinvestment plan are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2015 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of June 30, 2015, we owned 11 apartment complexes. During the six months ended June 30, 2015, net cash provided by operating activities was $6.4 million. We expect our cash flows from operating activities to vary over time and do not anticipate making significant additional real estate acquisitions due to the termination of the Follow-on Offering on March 31, 2014.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.2 million for the six months ended June 30, 2015 and consisted primarily of improvements to real estate.
Cash Flows from Financing Activities
Net cash used in financing activities was $7.9 million for the six months ended June 30, 2015 and consisted primarily of the following:

•	$3.7 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $2.9 million;

•	$2.7 million of principal payments on our mortgage notes payable; and

•	$1.5 million of cash used for redemptions of common stock.
In addition to using our capital resources to make investments in accordance with our investment objectives, to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We paid our advisor fees in connection with the acquisition of our assets and pay our advisor fees in connection with the management of our assets and for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor is an asset management fee.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. As of June 30, 2015, we had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the advisory agreement, as we believed the payment of this amount to our advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above.
In addition, the advisory agreement defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers our obligation to pay an asset management fee for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by our advisor in accordance with the advisory agreement. As of December 31, 2014, we had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the advisory agreement, as we believed the payment of this amount to our advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above. During the six months ended June 30, 2015, we incurred and deferred $1.4 million of asset management fees. However, we only recorded $0.5 million pursuant to the limitations in the advisory agreement as noted above. We did not accrue the remaining $0.9 million of these deferred asset management fees as it is uncertain whether any of these amounts will be paid in the future.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2015 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$291,300	$2,851	$38,040	$199,640	$50,769
Interest payments on outstanding debt obligations (2)	70,589	4,871	18,988	11,217	35,513
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts and interest rates in effect as of June 30, 2015. We incurred interest expense of $5.0 million, excluding amortization of deferred financing costs and discount on notes payable of $0.2 million, for the six months ended June 30, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
As of June 30, 2015, we owned 11 apartment complexes and do not anticipate making significant additional real estate investments due to the termination of the primary Follow-on Offering on March 31, 2014. The results of operations presented for the six months ended June 30, 2015 and 2014 are not directly comparable due to the acquisition of two apartment complexes in February 2014. As a result, the results of operations during the six months ended June 30, 2014 do not reflect an entire period of operations related to these two acquisitions.
Comparison of the three months ended June 30, 2015 versus the three months ended June 30, 2014
The following table provides summary information about our results of operations for the three months ended June 30, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2015	2014
Rental income	$11,184	$10,823	$361	3%
Operating, maintenance, and management costs	2,783	2,939	(156)	(5)%
Real estate taxes and insurance	1,508	1,461	47	3%
Asset management fees to affiliate	266	652	(386)	(59)%
Property management fees to affiliate	176	72	104	144%
Real estate acquisition fees and expenses	—	12	(12)	(100)%
General and administrative expenses	572	567	5	1%
Depreciation and amortization expense	3,019	3,416	(397)	(12)%
Interest expense	2,627	2,639	(12)	0%
Rental income increased from $10.8 million for the three months ended June 30, 2014 to $11.2 million for the three months ended June 30, 2015, primarily as a result of an increase in rental rates. We expect rental income to vary in future periods depending on occupancy rates and rental rates of our real estate investments.
Operating, maintenance and management costs and real estate taxes and insurance decreased from $4.4 million for the three months ended June 30, 2014 to $4.3 million for the three months ended June 30, 2015. The decrease in operating, maintenance and management costs and real estate taxes and insurance was primarily due to a decrease in repairs and maintenance costs, marketing and advertising expenses, and management fees to third-party property management companies due to the transition of all property management services to LPR Inc. during the three months ended June 30, 2015. Management fees to LPR Inc. are classified as property management fees to affiliate on the accompanying consolidated statements of operations. Operating, maintenance and management costs and real estate taxes and insurance may increase in future periods, as compared to historical periods as a result of inflation.
Asset management fees with respect to our real estate investments decreased from $0.7 million for the three months ended June 30, 2014 to $0.3 million for the three months ended June 30, 2015. During the three months ended June 30, 2014, we incurred $0.7 million of asset management fees, all of which was accrued and deferred. During the three months ended June 30, 2015, we incurred and deferred $0.7 million of asset management fees, of which $0.3 million was recorded based on certain payment limitations in the advisory agreement. The remaining $0.4 million of deferred asset management fees were not accrued as it is uncertain whether any of these amounts will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Property management fees to affiliate increased from $0.1 million for the three months ended June 30, 2014 to $0.2 million for the three months ended June 30, 2015. The increase was primarily due to the transition of all property management services to LPR Inc. during the three months ended June 30, 2015. We expect our property management fees to affiliate to increase in future periods as a result of LPR Inc. providing all of the property management services for an entire period.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization expense decreased from $3.4 million for the three months ended June 30, 2014 to $3.0 million for the three months ended June 30, 2015 primarily due to a decrease in amortization of tenant origination costs related to in-place leases that were fully amortized. We expect that our depreciation and amortization expense will vary in future periods depending on the amount of new capital expenditures compared to the amount of capital expenditures that become fully depreciated.
Comparison of the six months ended June 30, 2015 versus the six months ended June 30, 2014
The following table provides summary information about our results of operations for the six months ended June 30, 2015 and 2014 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2015	2014
Rental income	$22,240	$20,440	$1,800	9%	$1,178	$622
Operating, maintenance, and management costs	5,516	5,332	184	3%	159	25
Real estate taxes and insurance	3,022	2,854	168	6%	45	123
Asset management fees to affiliate	543	1,247	(704)	(56)%	n/a	n/a
Property management fees to affiliate	250	134	116	87%	23	93
Real estate acquisition fees and expenses to affiliate	—	701	(701)	(100)%	(701)	—
Real estate acquisition fees and expenses	—	264	(264)	(100)%	(264)	—
General and administrative expenses	1,212	1,247	(35)	(3)%	n/a	n/a
Depreciation and amortization expense	6,019	6,496	(477)	(7)%	(696)	219
Interest expense	5,245	4,937	308	6%	374	(66)
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 related to real estate investments acquired on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 with respect to real estate investments owned by us throughout both periods presented.
Rental income increased from $20.4 million for the six months ended June 30, 2014 to $22.2 million for the six months ended June 30, 2015, primarily as a result of the growth in our real estate portfolio and a slight increase in rental rates with respect to properties owned throughout both periods. We expect that our rental income to vary in future periods depending on occupancy rates and rental rates of our real estate investments.
Operating, maintenance and management costs and real estate taxes and insurance increased from $8.2 million for the six months ended June 30, 2014 to $8.5 million for the six months ended June 30, 2015. The increase in operating, maintenance and management costs and real estate taxes and insurance was primarily due to the growth in our real estate portfolio and higher utility expenses, general repair and maintenance costs and property tax expenses for properties held throughout both periods, partially offset by a decrease in management fees to third-party property management companies due to the transition of all property management services to LPR Inc. during the six months ended June 30, 2015. Management fees to LPR Inc. are classified as property management fees to affiliate on the accompanying consolidated statements of operations. Operating, maintenance and management costs and real estate taxes and insurance may increase in future periods, as compared to historical periods as a result of inflation.
Asset management fees with respect to our real estate investments decreased from $1.2 million for the six months ended June 30, 2014 to $0.5 million for the six months ended June 30, 2015. During the six months ended June 30, 2014, we incurred $1.2 million of asset management fees, all of which was accrued and deferred. During the six months ended June 30, 2015, we incurred and deferred $1.4 million of asset management fees, of which $0.5 million was recorded based on certain payment limitations in the advisory agreement. The remaining $0.9 million of deferred asset management fees were not accrued as it is uncertain whether any of these amounts will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property management fees to affiliate increased from $0.1 million for the six months ended June 30, 2014 to $0.3 million for the six months ended June 30, 2015. The increase was primarily due to the transition of all property management services to LPR Inc. during the six months ended June 30, 2015. We expect our property management fees to affiliate to increase in future periods as a result of LPR Inc. providing all of the property management services for an entire period.
Real estate acquisition fees and expenses to affiliate and non-affiliate were $1.0 million for the six months ended June 30, 2014 related to the acquisitions of two apartment complexes during the first quarter of 2014. During the six months ended June 30, 2015, we did not make any acquisitions. We do not anticipate making significant additional real estate investments in the future.
Depreciation and amortization expense decreased from $6.5 million for the six months ended June 30, 2014 to $6.0 million for the six months ended June 30, 2015. Depreciation and amortization expense decreased by $0.5 million due to a $0.7 million decrease in amortization of tenant origination costs related to in-place leases that were fully amortized relating to the properties acquired in the first quarter of 2014. This decrease was offset by a $0.2 million increase in depreciation and amortization expense from properties held throughout both periods. We expect that our depreciation and amortization expense will vary in future periods depending on the amount of new capital expenditures compared to the amount of capital expenditures that become fully depreciated.
Interest expense increased from $4.9 million for the six months ended June 30, 2014 to $5.2 million for the six months ended June 30, 2015. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in an increase in our average debt outstanding during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing.
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
Although MFFO includes other adjustments, the exclusion of acquisition fees and expenses is the most significant adjustment for the prior periods presented.  We have excluded this item based on the following economic considerations:

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2015 and 2014 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$237	$(930)	$442	$(2,761)
Depreciation of real estate assets	3,018	2,889	6,017	5,591
Amortization of lease-related costs	1	527	2	905
FFO	3,256	2,486	6,461	3,735
Straight-line rent	(8)	—	(20)	—
Real estate acquisition fees and expenses to affiliate	—	—	—	701
Real estate acquisition fees and expenses	—	12	—	264
Amortization of discount on note payable	22	20	43	35
MFFO	$3,270	$2,518	$6,484	$4,735
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
From time to time during our operational stage, we may not be able to pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from our Offerings. Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2015 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows from Operations
Period			Cash	Reinvested	Total
First Quarter 2015	$3,224	$0.160	$1,813	$1,409	$3,222	$3,227
Second Quarter 2015	3,269	0.162	1,858	1,441	3,299	3,195
	$6,493	$0.322	$3,671	$2,850	$6,521	$6,422
_____________________
(1) Distributions for the period from January 1, 2015 through June 30, 2015 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2015, we paid aggregate distributions of $6.5 million, including $3.7 million of distributions paid in cash and $2.8 million of distributions reinvested through our dividend reinvestment plan. FFO for the six months ended June 30, 2015 was $6.5 million and cash flows from operations was $6.4 million. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $6.4 million of cash flows from operations and $0.1 million of cash on hand. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreements. See the reconciliation of FFO to net income (loss) above.
From inception through June 30, 2015, we paid aggregate distributions of $36.7 million, and our cumulative net loss for the same period was $25.3 million. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
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
Distributions Paid
On July 1, 2015, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2015 through June 30, 2015. On August 3, 2015, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2015 through July 31, 2015.
Distributions Declared
On July 6, 2015, our board of directors declared distributions based on daily record dates for the period from August 1, 2015 through August 31, 2015, which we expect to pay in September 2015. On August 6, 2015, our board of directors declared distributions based on daily record dates for the period from September 1, 2015 through September 30, 2015, which we expect to pay in October 2015, and distributions based on daily record dates for the period from October 1, 2015 through October 31, 2015, which we expect to pay in November 2015. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the renovation and refinancing of our real estate investment portfolio and to fund our operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2015, the fair value estimate of our fixed rate debt was $289.4 million and the carrying value of our fixed rate debt was $288.5 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
Conversely, to the extent we have any variable rate debt, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2015, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt as of June 30, 2015 was 3.3%. The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2015.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flows from operations. To the extent that we pay distributions from sources other than our cash flow from operations, the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions from the sale of assets. To the extent that we pay distributions from sources other than our cash flow from operations, the overall return to our stockholders may be reduced. In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations.
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
For the six months ended June 30, 2015, we paid aggregate distributions of $6.5 million, including $3.7 million of distributions paid in cash and $2.8 million of distributions reinvested through our dividend reinvestment plan. FFO for the six months ended June 30, 2015 was $6.5 million and cash flows from operations was $6.4 million. We funded our total distributions paid for the six months ended June 30, 2015 with $6.4 million of cash flows from operations (99%) and $0.1 million of cash on hand (1%). For the six months ended June 30, 2015, FFO represented 99% of total distributions paid.
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
Because of limitations on the dollar value of shares that may be redeemed under our share redemption program as described below, we exhausted funds available for ordinary redemptions for the remainder of 2015 in March 2015. As of June 30, 2015, we had $0.4 million of outstanding and unfulfilled ordinary redemption requests. “Ordinary redemptions” are redemptions not sought in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (each as defined in our share redemption program document).

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
During the six months ended June 30, 2015, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	80,573	$9.83	(3)
February 2015	24,652	9.97	(3)
March 2015	47,714	9.84	(3)
April 2015	—	—	(3)
May 2015	—	—	(3)
June 2015	—	—	(3)
Total	152,939
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. In March 2015, we exhausted the $1.5 million of funds available for all redemptions and thus, because limitations on the dollar value of shares that may be redeemed under our share redemption program, as described above, we will not be able to process ordinary redemptions for the remainder of 2015. For the remainder of 2015, we may redeem up to $0.5 million of shares in connection with special redemptions. As of June 30, 2015 we had $0.4 million of outstanding and unfulfilled ordinary redemption requests, representing 37,970 shares, recorded in other liabilities on the accompanying consolidated balance sheets.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

PART II. OTHER INFORMATION (CONTINUED)
Item 5. Other Information

None.

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

10.1
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Watertower LLC, dated as of April 7, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed May 14, 2015

10.2
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Crystal LLC, dated as of April 14, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed May 14, 2015

10.3
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Pikesville LLC, dated as of April 28, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed May 14, 2015

10.4
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Lofts LLC, dated as of May 5, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed May 14, 2015

10.5
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Lombard LLC, dated as of May 12, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed May 14, 2015

10.6
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Poplar LLC, dated as of May 14, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed May 14, 2015

10.7	Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Wesley LLC, dated as of May 19, 2015

10.8	Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Grand LLC, dated as of May 21, 2015

10.9	Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Millennium LLC, dated as of May 27, 2015

10.10	Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Greer LLC, dated as of May 29, 2015

10.11	Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Dakota Hill LLC, dated as of June 9, 2015

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fifth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed October 17, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	August 11, 2015	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	August 11, 2015	By:	/s/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)