Form 10-Q
period 2015-09-30
KBS Legacy Partners Apartment REIT, Inc.
filed 2015-11-12
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2015
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
Yes  ☐  No  ☒
 As of November 9, 2015, there were 20,473,365 outstanding shares of common stock of KBS Legacy Partners Apartment REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Real estate:
Land	$46,828	$46,828
Buildings and improvements	365,137	363,379
Total real estate, cost	411,965	410,207
Less accumulated depreciation and amortization	(33,200)	(24,344)
Total real estate, net	378,765	385,863
Cash and cash equivalents	20,706	23,878
Restricted cash	4,260	4,570
Deferred financing costs, prepaid expenses and other assets	6,613	6,923
Total assets	$410,344	$421,234
Liabilities and stockholders’ equity
Notes payable, net	$287,138	$291,214
Accounts payable and accrued liabilities	4,628	5,281
Due to affiliates	5,058	4,797
Distributions payable	1,088	1,109
Other liabilities	1,909	1,570
Total liabilities	299,821	303,971
Commitments and contingencies (Note 7)
Redeemable common stock	1,626	1,539
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,373,543 and 20,084,830 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	204	201
Additional paid-in capital	174,736	172,448
Cumulative distributions and net losses	(66,043)	(56,925)
Total stockholders’ equity	108,897	115,724
Total liabilities and stockholders’ equity	$410,344	$421,234
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$11,330	$10,909	$33,570	$31,349
Total revenues	11,330	10,909	33,570	31,349
Expenses:
Operating, maintenance, and management	1,915	2,950	6,914	8,282
Real estate taxes and insurance	1,487	1,470	4,509	4,324
Asset management fees to affiliate	144	670	687	1,917
Property management fees and expenses to affiliate	1,368	73	2,136	207
Real estate acquisition fees to affiliate	—	—	—	701
Real estate acquisition fees and expenses	—	—	—	264
General and administrative expenses	485	556	1,697	1,803
Depreciation and amortization	3,036	3,107	9,056	9,603
Interest expense	2,636	2,644	7,879	7,581
Total expenses	11,071	11,470	32,878	34,682
Other income:
Interest and other income	4	61	13	72
Net income (loss)	$263	$(500)	$705	$(3,261)
Net income (loss) per common share, basic and diluted	$0.01	$(0.03)	$0.03	$(0.16)
Weighted-average number of common shares outstanding, basic and diluted	20,322,618	19,953,306	20,206,023	19,788,480
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2014 and the Nine Months Ended September 30, 2015 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2013	19,196,501	$192	$161,328	$(40,460)	$121,060
Issuance of common stock	1,081,474	11	11,239	—	11,250
Redemptions of common stock	(193,145)	(2)	(1,851)	—	(1,853)
Transfers from redeemable common stock	—	—	2,888	—	2,888
Distributions declared	—	—	—	(12,905)	(12,905)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(536)	—	(536)
Other offering costs	—	—	(620)	—	(620)
Net loss	—	—	—	(3,560)	(3,560)
Balance, December 31, 2014	20,084,830	201	172,448	(56,925)	115,724
Issuance of common stock	445,902	4	4,294	—	4,298
Redemptions of common stock	(157,189)	(1)	(1,549)	—	(1,550)
Transfers to redeemable common stock	—	—	(450)	—	(450)
Distributions declared	—	—	—	(9,823)	(9,823)
Other offering costs	—	—	(7)	—	(7)
Net income	—	—	—	705	705
Balance, September 30, 2015	20,373,543	$204	$174,736	$(66,043)	$108,897
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$705	$(3,261)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,056	9,603
Bad debt expense	351	285
Loss due to property damages	78	576
Amortization of discount and premium on notes payable, net	65	57
Amortization of deferred financing costs	311	311
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	310	(421)
Prepaid expenses and other assets	(949)	(733)
Accounts payable and accrued liabilities	(744)	96
Due to affiliates	261	1,826
Other liabilities	(24)	134
Net cash provided by operating activities	9,420	8,473
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(13,141)
Improvements to real estate	(1,745)	(3,865)
Restricted cash for capital expenditures	—	539
Insurance proceeds received for property damages	397	—
Net cash used in investing activities	(1,348)	(16,467)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(4,141)	(2,733)
Payments of deferred financing costs	—	(90)
Proceeds from issuance of common stock	—	5,785
Payments to redeem common stock	(1,550)	(1,642)
Payments of commissions on stock sales and related dealer manager fees	—	(536)
Payments of other offering costs	(7)	(335)
Reimbursements of other offering costs from affiliates	—	745
Distributions paid	(5,546)	(5,426)
Net cash used in financing activities	(11,244)	(4,232)
Net decrease in cash and cash equivalents	(3,172)	(12,226)
Cash and cash equivalents, beginning of period	23,878	36,698
Cash and cash equivalents, end of period	$20,706	$24,472
Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,534	$7,072
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$4,298	$4,180
Mortgage debt assumed in connection with real estate acquisitions at fair value	$—	$52,268
Application of escrow deposits to purchase real estate	$—	$1,500
Increase in redeemable common stock payable	$363	$322
Increase in distributions payable	$—	$14
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of September 30, 2015, the Sub-Advisor owned 20,000 shares of common stock of the Company.
The Company has invested in and manages a portfolio of high quality apartment communities located throughout the United States. The Company’s portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of September 30, 2015, the Company owned 11 apartment complexes.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

As of September 30, 2015, the Company had sold an aggregate of 20,948,181 shares of common stock in the Offerings for gross offering proceeds of $208.7 million, including an aggregate of 1,732,771 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $17.2 million. Also, as of September 30, 2015, the Company had redeemed 594,638 shares sold in the Offerings for $5.7 million.
The Company continues to offer shares of common stock under the dividend reinvestment plan.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Segments
The Company had invested in 11 apartment complexes as of September 30, 2015. Substantially all of the Company’s revenue and net income (loss) is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the nine months ended September 30, 2015 and 2014.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Distributions declared per common share were $0.164 and $0.486 for the three and nine months ended September 30, 2015, respectively, and $0.164 and $0.486 for the three and nine months ended September 30, 2014, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2015 and 2014. For the three and nine months ended September 30, 2015 and 2014, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2014 through September 30, 2014 and January 1, 2015 through September 30, 2015 was a record date for distributions.
Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).  The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”), which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively.  Early adoption is permitted for financial statements that have not been previously issued.  The adoption of ASU No. 2015-03 would change the presentation of debt issuance costs, as the Company presents debt issuance costs as deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU No. 2015-16”). The amendments in ASU No. 2015-16 require that in a business combination, an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years and is to be applied prospectively. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU No. 2015-16 to have a significant impact on its financial statements.

3.	REAL ESTATE
As of September 30, 2015, the Company owned 11 apartment complexes, containing 3,039 units and encompassing 3.1 million rentable square feet, which were 94% occupied. The following table provides summary information regarding the properties owned by the Company as of September 30, 2015 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate, Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,646	$(4,621)	$32,025
Poplar Creek	02/09/2012	Schaumburg, IL	27,091	(2,188)	24,903
The Residence at Waterstone	04/06/2012	Pikesville, MD	64,957	(5,645)	59,312
Legacy Crescent Park	05/03/2012	Greer, SC	20,611	(2,103)	18,508
Legacy at Martin’s Point	05/31/2012	Lombard, IL	37,252	(3,851)	33,401
Wesley Village	11/06/2012	Charlotte, NC	44,312	(3,433)	40,879
Watertower Apartments	01/15/2013	Eden Prairie, MN	38,592	(2,880)	35,712
Crystal Park at Waterford	05/08/2013	Frederick, MD	45,893	(3,283)	42,610
Millennium Apartment Homes	06/07/2013	Greenville, SC	33,174	(2,338)	30,836
Legacy Grand at Concord	02/18/2014	Concord, NC	27,728	(1,321)	26,407
Lofts at the Highlands	02/25/2014	St. Louis, MO	35,709	(1,537)	34,172
			$411,965	$(33,200)	$378,765

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Additionally, as of September 30, 2015 and December 31, 2014, the Company had recorded unamortized tax abatement intangible assets, which are included in deferred financing costs, prepaid expenses and other assets in the accompanying balance sheets, of $3.2 million and $3.4 million, respectively.  During the three and nine months ended September 30, 2015, the Company recorded amortization expense of $65,000 and $0.2 million, respectively, related to tax abatement intangible assets.  During the three and nine months ended September 30, 2014, the Company recorded amortization expense of $65,000 and $0.2 million, respectively, related to tax abatement intangible assets.
Property Damage
During the nine months ended September 30, 2015, one of the Company’s apartment complexes suffered physical damage due to storms. The Company’s insurance policies provide coverage for property damage and business interruption subject to a deductible of up to $25,000 per incident.  The Company recognized a loss due to damage of $78,000 during the nine months ended September 30, 2015, which was reduced by a $53,000 insurance recovery related to such damage. The net loss due to damage of $25,000 during the nine months ended September 30, 2015 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible.

4.	NOTES PAYABLE
As of September 30, 2015 and December 31, 2014, the Company’s notes payable consisted of the following (dollars in thousands):

	Principal as of September 30, 2015	Principal as of December 31, 2014	Contractual Interest Rate as of September 30, 2015	Payment Type	Maturity Date
Legacy at Valley Ranch Mortgage Loan	$31,701	$32,131	3.9%	Principal & Interest	04/01/2019
Poplar Creek Mortgage Loan	19,876	20,143	4.0%	Principal & Interest	03/01/2019
The Residence at Waterstone Mortgage Loan	46,772	47,419	3.8%	Principal & Interest	05/01/2019
Legacy Crescent Park Mortgage Loan	13,931	14,146	3.5%	Principal & Interest	06/01/2019
Legacy at Martin’s Point Mortgage Loan	22,445	22,781	3.3%	Principal & Interest	06/01/2019
Wesley Village Mortgage Loan	27,740	28,253	2.6%	Principal & Interest	12/01/2017
Watertower Mortgage Loan	24,669	25,000	2.5%	Principal & Interest	02/10/2018
Crystal Park Mortgage Loan	27,882	28,391	2.5%	Principal & Interest	06/01/2018
Millennium Mortgage Loan	20,812	21,175	2.7%	Principal & Interest	07/01/2018
Legacy Grand at Concord Mortgage Loan	22,766	22,981	4.1%	Principal & Interest	12/01/2050
Lofts at the Highlands Mortgage Loan	31,296	31,611	3.4%	Principal & Interest	08/01/2052
Total notes payable principal outstanding	$289,890	$294,031
Discount on note payable, net	(2,752)	(2,817)
Total notes payable, net	$287,138	$291,214

As of September 30, 2015 and December 31, 2014, the Company’s deferred financing costs were $1.3 million and $1.6 million, respectively, net of amortization, and are included in deferred financing costs, prepaid expenses and other assets on the accompanying consolidated balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

During the three and nine months ended September 30, 2015, the Company incurred $2.6 million and $7.9 million of interest expense, respectively. During the three and nine months ended September 30, 2014, the Company incurred $2.6 million and $7.6 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2015 were $0.1 million and $0.3 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2014 were $0.1 million and $0.3 million of amortization of deferred financing costs, respectively. Also included in interest expense for the three and nine months ended September 30, 2015 were $22,000 and $65,000 of amortization of discount on a note payable, respectively, and $22,000 and $57,000 of amortization of discount on a note payable for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company recorded interest payable of $0.8 million and $0.9 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for the Company’s notes payable outstanding as of September 30, 2015 (in thousands):

October 1, 2015 through December 31, 2015	$1,441
2016	5,844
2017	32,196
2018	72,958
2019	126,682
Thereafter	50,769
$289,890

5.	FAIR VALUE DISCLOSURES
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
September 30, 2015
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
The following were the face value, carrying amount and fair value of the Company’s notes payable as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$289,890	$287,138	$290,329	$294,031	$291,214	$296,581
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

During the three and nine months ended September 30, 2015 and 2014, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
Pursuant to the terms of these agreements and the property management agreements discussed below, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2015 and 2014, respectively, and any related amounts payable as of September 30, 2015 and December 31, 2014 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Expensed
Asset management fees (1)	$144	$670	$687	$1,917	$4,877	$4,752
Reimbursable operating expenses (2)	58	71	264	360	1	45
Acquisition fees on real properties	—	—	—	701	—	—
Property management fees and expenses (3)	1,368	73	2,136	207	180	—
Additional Paid-in Capital
Selling commissions	—	—	—	363	—	—
Dealer manager fees	—	—	—	173	—	—
Reimbursable other offering costs (4)	—	—	—	59	—	—
	$1,570	$814	$3,087	$3,780	$5,058	$4,797
____________________
(1) See “Advisory Agreement – Asset Management Fees” below.
(2) Reimbursable operating expenses primarily consists of marketing research costs and property pursuit costs incurred by the Sub-Advisor. In addition, the Advisor may seek reimbursement for certain employee costs under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $44,000 and $29,000 for the three months ended September 30, 2015 and 2014, respectively, and $92,000 and $82,000 for the nine months ended September 30, 2015 and 2014, respectively, and were the only employee costs reimbursable under the Advisory Agreement through September 30, 2015. The Company does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers.
(3) Property management fees and expenses consist of property management fees paid to Legacy Partners Residential Inc. (“LPR Inc.”), an affiliate of the Sub-Advisor, as well as reimbursable on-site personnel salary and related benefits expenses at the properties. See “— Property Management — Account Services Agreements.”
(4) See “— Other Offering Costs Related to Follow-on Offering.”
In connection with the Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the nine months ended September 30, 2015, the Advisor incurred $61,000 for the costs of the supplemental coverage obtained by the Company.
Other Offering Costs Related to Follow-on Offering
The offering costs related to the Follow-on Offering (other than selling commissions and dealer manager fees) were either paid directly by the Company or in some instances paid by the Advisor, the Dealer Manager or their affiliates on the Company’s behalf. Offering costs include all expenses in connection with an offering and are charged as incurred as a reduction to stockholders’ equity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
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
The Advisory Agreement defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the Advisory Agreement) and then to pay asset management fees previously deferred by the Advisor in accordance with the Advisory Agreement that remain unpaid. As of September 30, 2015, the Company had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the Advisory Agreement, as the Company believed the payment of this amount to the Advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

In addition, the Advisory Agreement defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the Advisory Agreement defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with the Advisory Agreement. As of December 31, 2014, the Company had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the Advisory Agreement, as the Company believed the payment of this amount to the Advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above. During the nine months ended September 30, 2015, the Company incurred $2.1 million of asset management fees. However, the Company only recorded $0.7 million pursuant to the limitations in the Advisory Agreement as noted above. The Company did not accrue the remaining $1.4 million of these deferred asset management fees as it is uncertain whether any of these amounts will be paid in the future.
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
Property Management — Account Services Agreements
In connection with certain of its property acquisitions, the Company, through separate indirect wholly owned subsidiaries, entered into separate Property Management — Account Services Agreements (each, a “Services Agreement”) with Legacy Partners Residential L.P. (“LPR”), an affiliate of the Sub-Advisor, pursuant to which LPR provided certain account maintenance and bookkeeping services related to these properties. Under each Services Agreement, the Company paid LPR a monthly fee in an amount equal to 1% of each property’s gross monthly collections. Unless otherwise provided for in an approved operating budget for a property, LPR was responsible for all expenses that it incurred in rendering services pursuant to each Services Agreement. Each Services Agreement had an initial term of one year and continued thereafter on a month-to-month basis unless either party gave 30 days’ prior written notice of its desire to terminate the Services Agreement. Notwithstanding the foregoing, the Company had the right to terminate each Services Agreement at any time without cause upon 30 days’ prior written notice to LPR. As described below, as of June 9, 2015, each of the Services Agreements had been terminated.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

During the nine months ended September 30, 2015, the Company, through indirect wholly owned subsidiaries (each, a “Property Owner”), entered into property management agreements with LPR Inc. (each, a “Property Management Agreement”), pursuant to which LPR Inc. will provide, among other services, general property management services, including bookkeeping and accounting services, construction management services and budgeting and business plans for the Company’s properties as follows:

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
Under the Property Management Agreements, each Property Owner will pay LPR Inc.: (i) a monthly fee based on a percentage (as described in the table above, the “Management Fee Percentage”) of the Gross Monthly Collections (as defined in each Property Management Agreement), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPR Inc. and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPR Inc. for retail leases executed that were procured or obtained by LPR Inc., (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel. Unless otherwise provided for in an approved operating budget, LPR Inc. will be responsible for all expenses that it incurs in rendering services pursuant to each Property Management Agreement. Each Property Management Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Property Management Agreement. Notwithstanding the foregoing, the Property Owner may terminate each Property Management Agreement at any time without cause upon 30 days’ prior written notice to LPR Inc. The Property Owner may also terminate the Property Management Agreement with cause immediately upon notice to LPR Inc. and the expiration of any applicable cure period. LPR Inc. may terminate each Property Management Agreement at any time without cause upon prior written notice to the Property Owner which, depending upon the terms of the particular Property Management Agreement, requires either 30, 60 or 90 days prior written notice. LPR Inc. may terminate the Property Management Agreement for cause if a Property Owner commits any material default under the Property Management Agreement and the default continues for a period of 30 days after notice from LPR Inc. to a Property Owner for a default or, in the case of Watertower Apartments, Lofts at the Highlands, Wesley Village, Legacy Grand at Concord, Millennium Apartment Homes and Legacy Crescent Park, if a monetary default continues for a period of 10 days after notice of such monetary default.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
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
Distributions Paid
On October 1, 2015, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from September 1, 2015 through September 30, 2015. On November 2, 2015, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from October 1, 2015 through October 31, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2015
(unaudited)

Distributions Declared
On October 13, 2015, the Company’s board of directors declared distributions based on daily record dates for the period from November 1, 2015 through November 30, 2015, which the Company expects to pay in December 2015. On November 11, 2015, the Company’s board of directors declared distributions based on daily record dates for the period from December 1, 2015 through December 31, 2015, which the Company expects to pay in January 2016, and distributions based on daily record dates for the period from January 1, 2016 through January 31, 2016, which the Company expects to pay in February 2016. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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

•
From time to time during our operational stage, we have used proceeds from financings to fund distributions. Our organizational documents permit us to pay distributions from any source, including offering proceeds, which may constitute a return of capital. We have not established a limit on the amount of distributions that we may fund from sources other than from cash flows from operations.

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

•
We depend on tenants for our revenue. Revenues from our real property investments could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency or early termination or non-renewal of existing tenant leases) and/or lower rental rates, limiting our ability to pay distributions to our stockholders.

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
We have invested in and manage a portfolio of high quality apartment communities located throughout the United States. Our portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of September 30, 2015, we owned 11 apartment complexes.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2015, we had sold an aggregate of 20,948,181 shares of common stock in the Offerings for gross offering proceeds of $208.7 million, including an aggregate of 1,732,771 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $17.2 million. Also, as of September 30, 2015, we had redeemed 594,638 shares sold in the Offerings for $5.7 million. We have used substantially all of the net proceeds from the Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.
Market Outlook ─ Multi-Family Real Estate and Finance Markets
The last recession, occurring from approximately 2008 - 2009, resulted in significant job losses, which had an adverse effect on multifamily real estate. Vacancies increased to record highs and rents decreased as owners sought to retain existing residents and attract new residents. Rising capitalization rates, in addition to declining rents, caused values to decline. In contrast, 2010 exhibited positive signs that multifamily real estate had begun a solid recovery. Vacancy declined, rents increased, and capitalization rates decreased. These positive trends continued throughout 2011 and into 2012. From the second quarter of 2012 through the third quarter of 2014, vacancy stabilized at approximately its equilibrium rate and, while rent growth moderated during 2013, it remained at an above average annual rate through 2014. Since the fourth quarter of 2014, vacancy has declined gradually and there has been renewed rent growth.
According to the U.S. Bureau of Labor Statistics (“BLS”), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the 2008 - 2009 recession. Since 2009, employment has increased by over 12.7 million jobs (through September 2015). The BLS also reported that the unemployment rate peaked in 2009 at 10.0% and was down to 6.7% by the end of 2013. During 2014, the unemployment rate continued to decline and was 5.6% at the end of the year. At the end of the third quarter of 2015, the unemployment rate had declined further to 5.1%.
Witten Advisors reported that apartment vacancies in the U.S. were 7.8% at the end of 2009 (“U.S. Apartment Markets Forecast,” First Quarter 2015). Apartment vacancies declined steadily throughout 2010 and 2011, stabilizing at 5%, the approximate equilibrium vacancy rate, in the second half of 2012. The vacancy rate remained relatively stable from that time through the third quarter of 2014. However, apartment vacancies have been declining gradually since then and, as of the end of the second quarter of 2015, Witten Advisors reported that U.S. apartment vacancies were down to 4.2%. Witten Advisors also reported that effective rents for U.S. apartments were up by 2.0% and 4.2% in 2010 and 2011, respectively, in contrast to the decline in effective rents of 4.4% in 2009. Effective rents continued to grow in 2012 and 2013 at 3.9% and 3.5%, respectively, as compared to the long-term average growth rate of 2.7%. Since the third quarter of 2014, effective rent growth has been on the rise, surpassing 4.0% (annualized) for three consecutive quarters. As of June 2015, rent growth was 4.8%.
Class A multifamily capitalization rates in the U.S. averaged 4.68% in the fourth quarter of 2007 (Witten Advisors: “U.S. Apartment Markets Forecast,” Third Quarter 2014). Capitalization rates increased to 5.79% by the fourth quarter of 2009, reflecting the decline in Class A multifamily property values as a result of the 2008 recession. By the first quarter of 2011, the average Class A capitalization rate had declined to approximately 5.0%, where it remained through the third quarter of 2013. Class A multifamily capitalization rates declined modestly to 4.8% in the fourth quarter of 2013, and declined further to 4.5% as of the end of the second quarter of 2015.

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

•
Renter population forecast - According to the U.S. Census Bureau’s population projections (December 2014 release), the population of people aged 20 to 34 is expected to increase by 2 million between 2015 and 2020. This “prime renter age cohort” is growing to a large part due to the “Echo Boom,” or children of the Baby Boom generation. In addition, the population of people aged 55 to 69 is expected to increase by over 4 million between 2015 and 2020, growth driven by the Baby Boomers. These Baby Boomers generally have enough income to purchase a home, but are increasingly choosing to downsize and rent, preferring the conveniences of apartments, particularly those in urban infill locations.

•
Housing Shift - An increasing number of people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 36.6% at the end of the second quarter 2015. This equates to approximately 6.2 million additional renter households in the United States, according to Witten Advisors, over that time period.

•
Diminished supply - According to Witten Advisors (“U.S. Apartment Markets Forecast,” Fourth Quarter 2014), multifamily rental construction starts in the U.S. averaged approximately 300,000 units per year for the decade ended December 2005. In comparison, starts were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. From 2011 through 2014, rental construction starts in the United States grew from 147,000 to 313,000 units annually. Despite this growth, demand has outpaced supply and pent-up demand remains. Multifamily rental construction starts are expected to peak at approximately 350,000 units in 2015 before easing to 250,000 units in 2018.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We ceased offering shares of common stock in the primary Follow-on Offering on March 31, 2014. We plan to continue to offer shares under our dividend reinvestment plan until we have sold all $760,000,000 of shares of common stock under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time. As of September 30, 2015, we had sold an aggregate of 20,948,181 shares of common stock in the Offerings for gross offering proceeds of $208.7 million including an aggregate of 1,732,771 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $17.2 million. Also as of September 30, 2015, we had redeemed 594,638 shares sold in the Offerings for $5.7 million. As of September 30, 2015, we had invested substantially all of the proceeds from our now-terminated primary Offerings in real estate properties and do not anticipate making significant additional real estate acquisitions due to the termination of the primary Follow-on Offering on March 31, 2014. We intend to use our cash on hand, cash flow generated by our real estate operations and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
As of September 30, 2015, we owned 11 apartment complexes. Our real estate investments generate cash flow in the form of rental revenues, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and how well we manage our expenditures. As of September 30, 2015, our real estate property investments were 94% occupied.
As of September 30, 2015, our total debt outstanding was $289.9 million. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2015, our borrowings and other liabilities were approximately 67% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets.
We paid distributions to our stockholders during the nine months ended September 30, 2015 using cash flows from operations. We believe that our cash flows from operations, cash on hand and proceeds from our dividend reinvestment plan are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2015 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
We commenced operations with the acquisition of our first apartment complex on October 26, 2010. As of September 30, 2015, we owned 11 apartment complexes. During the nine months ended September 30, 2015, net cash provided by operating activities was $9.4 million. We expect our cash flows from operating activities to vary over time and do not anticipate making significant additional real estate acquisitions due to the termination of the Follow-on Offering on March 31, 2014.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.3 million for the nine months ended September 30, 2015 and consisted primarily of the following:

•	$1.7 million used for improvements to real estate; and

•	$0.4 million of insurance proceeds received for property damages.
Cash Flows from Financing Activities
Net cash used in financing activities was $11.2 million for the nine months ended September 30, 2015 and consisted primarily of the following:

•	$5.5 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $4.3 million;

•	$4.1 million of principal payments on our mortgage notes payable; and

•	$1.6 million of cash used for redemptions of common stock.

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
The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. As of September 30, 2015, we had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the advisory agreement, as we believed the payment of this amount to our advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above.
In addition, the advisory agreement defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers our obligation to pay an asset management fee for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by our advisor in accordance with the advisory agreement. As of December 31, 2014, we had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the advisory agreement, as we believed the payment of this amount to our advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above. During the nine months ended September 30, 2015, we incurred $2.1 million of asset management fees. However, we only recorded $0.7 million pursuant to the limitations in the advisory agreement as noted above. We did not accrue the remaining $1.4 million of these deferred asset management fees as it is uncertain whether any of these amounts will be paid in the future.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2015 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$289,890	$1,441	$38,040	$199,640	$50,769
Interest payments on outstanding debt obligations (2)	68,138	2,420	18,988	11,217	35,513
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2015. We incurred interest expense of $7.5 million, excluding amortization of deferred financing costs and discount on notes payable of $0.4 million, for the nine months ended September 30, 2015.
Results of Operations
As of September 30, 2015, we owned 11 apartment complexes and do not anticipate making significant additional real estate investments due to the termination of the primary Follow-on Offering on March 31, 2014. The results of operations presented for the nine months ended September 30, 2015 and 2014 are not directly comparable due to the acquisition of two apartment complexes in February 2014. As a result, the results of operations during the nine months ended September 30, 2014 do not reflect an entire period of operations related to these two acquisitions.
Comparison of the three months ended September 30, 2015 versus the three months ended September 30, 2014
The following table provides summary information about our results of operations for the three months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2015	2014
Rental income	$11,330	$10,909	$421	4%
Operating, maintenance, and management costs	1,915	2,950	(1,035)	(35)%
Real estate taxes and insurance	1,487	1,470	17	1%
Asset management fees to affiliate	144	670	(526)	(79)%
Property management fees and expenses to affiliate	1,368	73	1,295	1,774%
General and administrative expenses	485	556	(71)	(13)%
Depreciation and amortization expense	3,036	3,107	(71)	(2)%
Interest expense	2,636	2,644	(8)	—%
Rental income increased from $10.9 million for the three months ended September 30, 2014 to $11.3 million for the three months ended September 30, 2015, primarily as a result of an increase in overall rental rates. We expect rental income to vary in future periods depending on occupancy rates and rental rates of our real estate investments.
Operating, maintenance and management costs and real estate taxes and insurance decreased from $4.4 million for the three months ended September 30, 2014 to $3.4 million for the three months ended September 30, 2015 primarily due to a decrease in employee expenses and management fees to third-party property management companies as a result of the transition of all property management services to LPR Inc. during the second quarter of 2015. Management fees to LPR Inc., as well as reimbursable on-site personnel salary and related benefits expenses at the properties, are classified as property management fees and expenses to affiliate on the accompanying consolidated statements of operations. Operating, maintenance and management costs and real estate taxes and insurance may increase in future periods, as compared to historical periods as a result of inflation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees with respect to our real estate investments decreased from $0.7 million for the three months ended September 30, 2014 to $0.1 million for the three months ended September 30, 2015. During the three months ended September 30, 2014, we incurred $0.7 million of asset management fees, all of which was accrued and deferred. During the three months ended September 30, 2015, we incurred $0.7 million of asset management fees, of which $0.1 million was recorded based on certain payment limitations in the advisory agreement. The remaining $0.6 million of deferred asset management fees were not accrued as it is uncertain whether any of these amounts will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Property management fees and expenses to affiliate increased from $0.1 million for the three months ended September 30, 2014 to $1.4 million for the three months ended September 30, 2015. The increase was primarily due to the transition of all property management services to LPR Inc. during the second quarter of 2015. Prior to the transition, management fees, as well as reimbursable on-site personnel salary and related benefits expenses at the properties, were classified as operating maintenance, and management costs. We expect our property management fees and expenses to affiliate to increase in future periods as compared to historical periods as a result of inflation.
Depreciation and amortization expense decreased from $3.1 million for the three months ended September 30, 2014 to $3.0 million for the three months ended September 30, 2015 primarily due to a decrease in amortization of tenant origination costs related to in-place leases that were fully amortized. We expect that our depreciation and amortization expense will vary in future periods depending on the amount of new capital expenditures compared to the amount of capital expenditures that become fully depreciated.
Comparison of the nine months ended September 30, 2015 versus the nine months ended September 30, 2014
The following table provides summary information about our results of operations for the nine months ended September 30, 2015 and 2014 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2015	2014
Rental income	$33,570	$31,349	$2,221	7%	$1,326	$895
Operating, maintenance, and management costs	6,914	8,282	(1,368)	(17)%	(33)	(1,335)
Real estate taxes and insurance	4,509	4,324	185	4%	50	135
Asset management fees to affiliate	687	1,917	(1,230)	(64)%	n/a	n/a
Property management fees and expenses to affiliate	2,136	207	1,929	932%	275	1,654
Real estate acquisition fees and expenses to affiliate	—	701	(701)	(100)%	(701)	—
Real estate acquisition fees and expenses	—	264	(264)	(100)%	(264)	—
General and administrative expenses	1,697	1,803	(106)	(6)%	n/a	n/a
Depreciation and amortization expense	9,056	9,603	(547)	(6)%	(861)	314
Interest expense	7,879	7,581	298	4%	402	(104)
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 related to real estate investments acquired on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 with respect to real estate investments owned by us throughout both periods presented.
Rental income increased from $31.3 million for the nine months ended September 30, 2014 to $33.6 million for the nine months ended September 30, 2015, primarily as a result of the growth in our real estate portfolio and an increase in overall rental rates with respect to properties owned throughout both periods. We expect rental income to vary in future periods depending on occupancy rates and rental rates of our real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating, maintenance and management costs and real estate taxes and insurance decreased from $12.6 million for the nine months ended September 30, 2014 to $11.4 million for the nine months ended September 30, 2015 primarily due to a decrease in employee expenses and management fees to third-party property management companies as a result of the transition of all property management services to LPR Inc. during the second quarter of 2015, partially offset by an increase in utility expenses, general repair and maintenance costs and property tax expenses for properties held throughout both periods. Management fees to LPR Inc., as well as reimbursable on-site personnel salary and related benefits expenses at the properties, are classified as property management fees and expenses to affiliate on the accompanying consolidated statements of operations. Operating, maintenance and management costs and real estate taxes and insurance may increase in future periods, as compared to historical periods as a result of inflation.
Asset management fees with respect to our real estate investments decreased from $1.9 million for the nine months ended September 30, 2014 to $0.7 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we incurred $1.9 million of asset management fees, all of which was accrued and deferred. During the nine months ended September 30, 2015, we incurred $2.1 million of asset management fees, of which $0.7 million was recorded based on certain payment limitations in the advisory agreement. The remaining $1.4 million of deferred asset management fees were not accrued as it is uncertain whether any of these amounts will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Property management fees and expenses to affiliate increased from $0.2 million for the nine months ended September 30, 2014 to $2.1 million for the nine months ended September 30, 2015. The increase was primarily due to the transition of all property management services to LPR Inc. during the second quarter of 2015. Prior to the transition, management fees, as well as reimbursable on-site personnel salary and related benefits expenses at the properties, were classified as operating maintenance, and management costs. We expect our property management fees and expenses to affiliate to increase in future periods as a result of inflation and due to LPR Inc. providing all of the property management services for an entire period.
Real estate acquisition fees and expenses to affiliate and non-affiliate were $1.0 million for the nine months ended September 30, 2014 and related to the acquisitions of two apartment complexes during the first quarter of 2014. During the nine months ended September 30, 2015, we did not make any acquisitions. We do not anticipate making significant additional real estate investments in the future.
Depreciation and amortization expense decreased from $9.6 million for the nine months ended September 30, 2014 to $9.1 million for the nine months ended September 30, 2015. Depreciation and amortization expense decreased by $0.5 million due to a $0.8 million decrease in amortization of tenant origination costs related to in-place leases that were fully amortized relating to the properties acquired in the first quarter of 2014 and a $0.3 million increase in depreciation and amortization expense from properties held throughout both periods. We expect that our depreciation and amortization expense will vary in future periods depending on the amount of new capital expenditures compared to the amount of capital expenditures that become fully depreciated.
Interest expense increased from $7.6 million for the nine months ended September 30, 2014 to $7.9 million for the nine months ended September 30, 2015. The increase in interest expense was primarily due to the growth in our real estate portfolio resulting in an increase in our average debt outstanding during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This was offset by a decrease in interest expense for properties held throughout both periods due to lower debt outstanding as a result of monthly amortizing principal payments. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2015 and 2014 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$263	$(500)	$705	$(3,261)
Depreciation of real estate assets	3,035	2,932	9,053	8,523
Amortization of lease-related costs	1	175	3	1,080
FFO	3,299	2,607	9,761	6,342
Straight-line rent	—	—	(20)	—
Real estate acquisition fees and expenses to affiliate	—	—	—	701
Real estate acquisition fees and expenses	—	—	—	264
Amortization of discount on note payable	22	22	65	57
MFFO	$3,321	$2,629	$9,806	$7,364
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
From time to time during our operational stage, we may not be able to pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in whole or in part from debt financing and/or from proceeds from our Offerings. Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2015 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows from Operations
Period			Cash	Reinvested	Total
First Quarter 2015	$3,224	$0.160	$1,813	$1,409	$3,222	$3,227
Second Quarter 2015	3,269	0.162	1,858	1,441	3,299	3,195
Third Quarter 2015	3,330	0.164	1,875	1,448	3,323	2,998
	$9,823	$0.486	$5,546	$4,298	$9,844	$9,420
_____________________
(1) Distributions for the period from January 1, 2015 through September 30, 2015 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the nine months ended September 30, 2015, we paid aggregate distributions of $9.8 million, including $5.5 million of distributions paid in cash and $4.3 million of distributions reinvested through our dividend reinvestment plan. FFO for the nine months ended September 30, 2015 was $9.8 million and cash flows from operations was $9.4 million. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $9.4 million of cash flows from operations and $0.4 million of cash on hand. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreements. See the reconciliation of FFO to net income (loss) above.
From inception through September 30, 2015, we paid aggregate distributions of $40.0 million, and our cumulative net loss for the same period was $25.0 million. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations and FFO (except with respect to distributions related to sales of our assets). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward - Looking Statements,” “Market Outlook — Multi-Family Real Estate and Finance Markets” and “Results of Operations” herein, and the risks discussed in Part II, Item 1A “Risk Factors” herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flows from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flows from operations.

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
Distributions Paid
On October 1, 2015, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from September 1, 2015 through September 30, 2015. On November 2, 2015, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from October 1, 2015 through October 31, 2015.
Distributions Declared
On October 13, 2015, our board of directors declared distributions based on daily record dates for the period from November 1, 2015 through November 30, 2015, which we expect to pay in December 2015. On November 11, 2015, our board of directors declared distributions based on daily record dates for the period from December 1, 2015 through December 31, 2015, which we expect to pay in January 2016, and distributions based on daily record dates for the period from January 1, 2016 through January 31, 2016, which we expect to pay in February 2016. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2015, the fair value estimate of our fixed rate debt was $290.3 million and the carrying value of our fixed rate debt was $287.1 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2015. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, to the extent we have any variable rate debt, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2015, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt as of September 30, 2015 was 3.3%. The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2015.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing and/or from proceeds from our Offerings. To the extent that we pay distributions from sources other than our cash flow from operations, the overall return to our stockholders may be reduced. In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations.
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
For the nine months ended September 30, 2015, we paid aggregate distributions of $9.8 million, including $5.5 million of distributions paid in cash and $4.3 million of distributions reinvested through our dividend reinvestment plan. FFO for the nine months ended September 30, 2015 was $9.8 million and cash flows from operations was $9.4 million. We funded our total distributions paid for the nine months ended September 30, 2015 with $9.4 million of cash flows from operations (96%) and $0.4 million of cash on hand (4%). For the nine months ended September 30, 2015, FFO represented 99% of total distributions paid.
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
Because of limitations on the dollar value of shares that may be redeemed under our share redemption program as described below, we exhausted funds available for ordinary redemptions for the remainder of 2015 in March 2015. As of September 30, 2015, we had $0.8 million of outstanding and unfulfilled ordinary redemption requests. “Ordinary redemptions” are redemptions not sought in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (each as defined in our share redemption program document).

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

•
We may redeem only the number of shares that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided that we may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including in connection with special redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with a special redemption. In March 2015, we exhausted the funds available for ordinary redemptions for the remainder of 2015. Because of limitations on the dollar value of shares that may be redeemed under our share redemption program, we will only be able to process special redemptions for the remainder of 2015. Notwithstanding anything contained in this paragraph to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.

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
During the nine months ended September 30, 2015, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	80,573	$9.83	(3)
February 2015	24,652	9.97	(3)
March 2015	47,714	9.84	(3)
April 2015	—	—	(3)
May 2015	—	—	(3)
June 2015	—	—	(3)
July 2015	4,250	10.14	(3)
August 2015	—	—	(3)
September 2015	—	—	(3)
Total	157,189
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
(3) We limit the dollar value of shares that may be redeemed under the program as described above. In March 2015, we exhausted the $1.5 million of funds available for all redemptions and thus, because limitations on the dollar value of shares that may be redeemed under our share redemption program, as described above, we will not be able to process ordinary redemptions for the remainder of 2015. For the remainder of 2015, we may redeem up to $0.5 million of shares in connection with special redemptions. As of September 30, 2015 we had $0.8 million of outstanding and unfulfilled ordinary redemption requests, representing 83,212 shares, recorded in other liabilities on the accompanying consolidated balance sheets.

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	November 12, 2015	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	November 12, 2015	By:	/s/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)