Form 10-K
period 2015-12-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2016-03-18
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the Registrant’s shares of common stock. On December 9, 2014, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.14 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2014. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 9, 2014, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014. On December 8, 2015, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.29 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2015. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 8, 2015, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
There were approximately 20,207,583 shares of common stock held by non-affiliates as of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter.
 As of March 14, 2016, there were 20,498,380 outstanding shares of common stock of the Registrant.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We are dependent on our advisor and sub-advisor to manage our investments and to provide certain other services. We are dependent on Legacy Partners, Inc., formerly known as Legacy Partners Residential, Inc. (“LPI Inc.”), an affiliate of our sub-advisor, to provide property management services for our investments.

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

•
During any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (both as defined in the share redemption program and together with redemptions in connection with a stockholder’s death, “special redemptions”), the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for special redemptions. In March 2015, we exhausted $1.5 million of funds available for redemptions for 2015. In January 2016, we exhausted $1.5 million of funds available for redemptions for 2016. Because of the limitations on the dollar value of shares that may be redeemed under our share redemption program, we will only be able to process special redemptions for the remainder of 2016.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Overview
KBS Legacy Partners Apartment REIT, Inc. (the “Company”) was formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intends to continue to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Legacy Partners Limited Partnership, a Delaware limited partnership formed on August 4, 2009 (the “Operating Partnership”), and its subsidiaries. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
We invested in and manage a portfolio of high quality apartment communities located throughout the United States. Our portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of December 31, 2015, we owned 11 apartment complexes.
KBS Capital Advisors LLC (“KBS Capital Advisors”) is our advisor. As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations and our portfolio of real estate assets. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors delegates certain advisory duties to a sub-advisor, KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), which is a joint venture among KBS Capital Advisors and Legacy Partners Residential Realty LLC (“LPRR LLC”). LPRR LLC was formed in the State of Delaware on July 10, 2009 to be the co-manager of the Sub-Advisor. Notwithstanding such delegation to the Sub-Advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors made recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, approved our investments. KBS Capital Advisors, either directly or through the Sub-Advisor, also provides asset-management, marketing, investor-relations and other administrative services on our behalf. LPI Inc. is the property manager for our real estate property investments. Our Sub-Advisor owns 20,000 shares of our common stock. We have no paid employees.
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
As of December 31, 2015, we had sold an aggregate of 21,097,374 shares of common stock in the Offerings for gross offering proceeds of $210.2 million, including an aggregate of 1,881,964 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $18.7 million. Also as of December 31, 2015, we had redeemed 608,977 shares sold in the Offerings for $5.9 million. We have used substantially all of the net proceeds from the primary Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.

As described further herein, we have entered into agreements with certain affiliates pursuant to which they provide services to us. Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr. control and indirectly own KBS Capital Advisors and KBS Capital Markets Group. We refer to these individuals as our “KBS sponsors.” Through their trusts, C. Preston Butcher, W. Dean Henry and Guy K. Hays own and control LPRR LLC. We refer to these individuals as our “Legacy sponsors.”
Objectives and Strategies
Our primary investment objectives are:

•	to provide our stockholders with attractive and stable cash distributions; and

•	to preserve and return our stockholders’ capital contributions.
We also seek to realize growth in the value of our investments by timing asset sales to maximize their value.
Investment Strategies
Primary Investment Focus
We made all of our equity investments in core apartment properties that have relatively low investment risk characteristics, with the goal of attaining a portfolio of income-producing properties that provide attractive and stable returns to our investors. Core apartment properties are high quality, well positioned, existing properties producing rental income, generally with at least 85% occupancy. Such properties are generally newer properties that are well-located in major urban or suburban submarkets. Core apartment communities generally have fewer near-term capital expenditure requirements (with minor deferred maintenance or cosmetic improvements, if any, required) and have the demonstrated ability to produce high occupancies and stable cash flows. As a result, core apartment communities tend to have a relatively low investment risk profile.
As of December 31, 2015, we owned 11 apartment complexes. The properties we owned as of December 31, 2015 encompass 3.1 million rentable square feet. The following charts illustrate our geographic diversification based on total occupied units and total annualized base rent as of December 31, 2015.

We generally intend to hold our core properties for five to ten years, which we believe is a reasonable period to enable us to capitalize on the potential for increased income and capital appreciation of properties. Our Legacy sponsors developed a well-defined exit strategy for each of our investments and periodically perform a hold-sell analysis on each asset in order to determine the optimal time to sell the asset and generate a strong return for our stockholders. Periodic reviews of each asset focus on the remaining available value enhancement opportunities for the asset and the demand for the asset in the marketplace. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
Description of Our Apartment Leases.  We expect that all of our apartment communities will lease to their tenants under similar lease terms. Consistent with the multi-family industry, we anticipate that our lease terms will range from month-to-month up to fourteen months. These terms provide maximum flexibility for us to implement rental increases when the market will bear such increases.
Property Management and Other Services.  In connection with certain of our property acquisitions, we, through separate indirect wholly owned subsidiaries, entered into separate Property Management — Account Services Agreements (each, a “Services Agreement”) with Legacy Partners Residential L.P. (“LPR”), an affiliate of the Sub-Advisor, pursuant to which LPR provided certain account maintenance and bookkeeping services related to these properties. Under each Services Agreement, we paid LPR a monthly fee in an amount equal to 1% of each property’s gross monthly collections. Unless otherwise provided for in an approved operating budget for a property, LPR was responsible for all expenses that it incurred in rendering services pursuant to each Services Agreement. Each Services Agreement had an initial term of one year and continued thereafter on a month-to-month basis unless either party gave 30 days’ prior written notice of its desire to terminate the Services Agreement. Notwithstanding the foregoing, we had the right to terminate each Services Agreement at any time without cause upon 30 days’ prior written notice to LPR. As described below, as of June 9, 2015, each of the Services Agreements had been terminated.
During the year ended December 31, 2015, we, through indirect wholly owned subsidiaries (each, a “Property Owner”), entered into property management agreements with LPI Inc. (each, a “Property Management Agreement”), pursuant to which LPI Inc. will provide, among other services, general property management services, including bookkeeping and accounting services, construction management services and budgeting and business plans for our properties as follows:

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
____________________
(1) Under the Property Management Agreement, the Property Owner will pay LPI Inc. the Management Fee Percentage in an amount equal to the greater of (a) 3% of the Gross Monthly Collections (as defined in the Property Management Agreement) or (b) $4,000.

Under the Property Management Agreements, each Property Owner will pay LPI Inc.: (i) a monthly fee based on a percentage (as described in the table above, the “Management Fee Percentage”) of the Gross Monthly Collections (as defined in each Property Management Agreement), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPI Inc. and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPI Inc. for retail leases executed that were procured or obtained by LPI Inc., (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel. Unless otherwise provided for in an approved operating budget, LPI Inc. will be responsible for all expenses that it incurs in rendering services pursuant to each Property Management Agreement. Each Property Management Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Property Management Agreement. Notwithstanding the foregoing, the Property Owner may terminate each Property Management Agreement at any time without cause upon 30 days’ prior written notice to LPI Inc. The Property Owner may also terminate the Property Management Agreement with cause immediately upon notice to LPI Inc. and the expiration of any applicable cure period. LPI Inc. may terminate each Property Management Agreement at any time without cause upon prior written notice to the Property Owner which, depending upon the terms of the particular Property Management Agreement, requires either 30, 60 or 90 days prior written notice. LPI Inc. may terminate the Property Management Agreement for cause if a Property Owner commits any material default under the Property Management Agreement and the default continues for a period of 30 days after notice from LPI Inc. to a Property Owner for a default or, in the case of Watertower Apartments, Lofts at the Highlands, Wesley Village, Legacy Grand at Concord, Millennium Apartment Homes and Legacy Crescent Park, if a monetary default continues for a period of 10 days after notice of such monetary default.
The properties were previously managed by third-party property management companies pursuant to the terms of individual property management agreements (together, the “Prior Management Agreements”). The termination of services under the Prior Management Agreements and the Services Agreements (with respect to The Residence at Waterstone, Lofts at the Highlands, Legacy at Martin’s Point, Poplar Creek, Wesley Village, Legacy Grand at Concord, Millennium Apartment Homes and Legacy Crescent Park) were negotiated to coincide with the Effective Date of the respective Property Management Agreements. The Management Fee Percentage and any other fees and reimbursements payable to LPI Inc. by the Property Owner under each Property Management Agreement are approximately equal to the applicable percentage and other fees and reimbursements payable to the prior third party management companies and LPR by the Property Owner under the now-terminated Services Agreements and Prior Management Agreements.
Financing Objectives
We financed all of our real estate investments with a combination of the proceeds we received from the Offerings and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders.  We may use debt financing to pay for capital improvements or repairs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital. As of December 31, 2015, we had $288.4 million of fixed-rate debt outstanding with a weighted-average interest rate of 3.3%. We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2015, our borrowings and other liabilities were approximately 66% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets.
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
According to the U.S. Bureau of Labor Statistics (“BLS”), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the 2008 recession. Since 2009, employment has increased by over 13.6 million jobs (through December 2015). The BLS also reported that the unemployment rate peaked in 2009 at 10.0% and was down to 6.7% by the end of 2013. During 2014, the unemployment rate continued to decline and was 5.6% at the end of the year. At the end of the fourth quarter of 2015, the unemployment rate had declined further to 5.0%.

Witten Advisors reported that apartment vacancies in the U.S. were 7.8% at the end of 2009 (“U.S. Apartment Markets Forecast,” Fourth Quarter 2015). Apartment vacancies declined steadily throughout 2010 and 2011, stabilizing at 5%, the approximate equilibrium vacancy rate, in the second half of 2012. The vacancy rate remained relatively stable from that time through the third quarter of 2014. However, apartment vacancies have been declining gradually since then, settling at 4.2% at the end of the second and third quarters of 2015. Witten Advisors also reported that effective rents for U.S. apartments were up by 2.0% and 4.2% in 2010 and 2011, respectively, in contrast to the decline in effective rents of 4.4% in 2009. Effective rents continued to grow in 2012 and 2013 at 3.9% and 3.5%, respectively, as compared to the long-term average growth rate of 2.7%. Since the third quarter of 2014, effective rent growth has been on the rise, surpassing 4.0% (annualized) for four consecutive quarters. As of September 2015, rent growth for the prior year was 5.4%.
Class A multifamily capitalization rates in the U.S. averaged 4.68% in the fourth quarter of 2007 (Witten Advisors: “U.S. Apartment Markets Forecast,” Fourth Quarter 2014). Capitalization rates increased to 5.79% by the fourth quarter of 2009, reflecting the decline in Class A multifamily property values as a result of the 2008 recession. By the first quarter of 2011, the average Class A capitalization rate had declined to approximately 5.0%, where it remained through the third quarter of 2013. Class A multifamily capitalization rates declined modestly to 4.8% in the fourth quarter of 2013, and declined further to 4.4% as of the end of the third quarter of 2015.
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

•
Housing Shift - An increasing number of people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 36.2% at the end of the second quarter 2015. This equates to approximately 5.7 million additional renter households in the United States, according to Witten Advisors, over that time period.

•
Diminished supply - According to Witten Advisors (“U.S. Apartment Markets Forecast,” Fourth Quarter 2014), multifamily rental construction starts in the U.S. averaged approximately 300,000 units per year for the decade ended December 2005. In comparison, starts were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. From 2011 through 2014, rental construction starts in the United States grew from 147,000 to 313,000 units annually. Despite this growth, demand has outpaced supply and pent-up demand remains. Multifamily rental construction starts are expected to peak at approximately 350,000 units in 2015 before easing to 270,000 units in 2018.

Economic Dependency
We are dependent on our advisor and the Sub-Advisor for certain services that are essential to us, including the management of the daily operations of our investment portfolio; the disposition of investments and other general and administrative responsibilities. We are also dependent on LPI Inc. to provide the property management services under the Property Management Agreements.  In the event that these companies are unable to provide any of the respective services, we will be required to obtain such services from other sources.

Competitive Market Factors
We will face competition from various entities in relation to our apartment community properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be willing to accept lower returns on their investment. Competition from these entities may increase the bargaining power of persons or entities seeking to buy apartment community properties. Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
For example, we face competition from other apartment communities for tenants. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities will be located. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates.
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
Industry Segments
As of December 31, 2015, we had invested in 11 apartment complexes. Substantially all of our revenue and net income (loss) is from real estate, and therefore, we currently operate in one business segment.
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
Risks Related to an Investment in Us
Because we raised substantially less than the maximum offering amount in our Offerings, we were not able to invest in as diverse a portfolio of properties as we otherwise would, which will cause the value of our stockholders’ investment in us to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue, potentially increasing the risk that our stockholders will lose money in their investment.
The proceeds we raised in our Offerings were lower than our sponsor and dealer manager originally expected. Therefore, we made fewer investments than originally intended resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. Adverse developments with respect to a single property, or a geographic region, will have a greater adverse impact on our operations than they otherwise would. In addition, our inability to raise substantial funds increased our fixed operating expenses as a percentage of our revenue and reduced our net income, limiting our ability to pay distributions to our stockholders and increasing the risk that our stockholders will lose money on their investment.
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the public offering price and our estimated value per share.
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
Among other restrictions, during any calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided, that we may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, once we have redeemed $1.5 million of shares under the share redemption program, including pursuant to redemptions sought in connection with a special redemption, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with special redemptions. In establishing the $2.0 million limitation, our board of directors considered the $2.0 million of redemptions processed during the 2013 calendar year and the cash requirements necessary to effectively manage our assets. Because of these limitations on the dollar value of shares that may be redeemed under our share redemption program, we exhausted funds available for all redemptions for 2015 in March 2015. Additionally, we exhausted $1.5 million of funds available for redemptions for 2016 in January 2016. Because of the limitations on the dollar value of shares that may be redeemed under our share redemption program, we will only be able to process special redemptions for the remainder of 2016.
Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to the price for which the stockholders acquired the shares or to our estimated value per share. It is also likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of the shares, investors should purchase our shares through our dividend reinvestment plan only as a long-term investment and be prepared to hold them for an indefinite period of time.
From inception through December 31, 2015, we have experienced a cumulative net loss which could adversely impact our ability to conduct operations and pay distributions.
From inception through December 31, 2015, we have had a cumulative net loss of $24.9 million. Included in the cumulative net loss amount was $47.7 million of depreciation of real estate assets and amortization of lease-related costs. In the event that we continue to incur net losses in the future or such losses increase, we will have less money available to pay distributions to our stockholders, and our financial condition, results of operations, cash flow and ability to service our indebtedness may be adversely impacted.

Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments.
Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments.  Furthermore, a decline in economic conditions could negatively impact real estate fundamentals and result in lower occupancy, lower rental rates and declining real estate values. These could have the following negative effects on us:

•	the values of our real estate investments could decrease below the amounts we pay for such investments; and

•	revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay dividends or meet our debt service obligations on debt financing.
These factors could impair our ability to make distributions to our stockholders and decrease the value of an investment in us.
We have a limited operating history, which makes our future performance difficult to predict.
We were incorporated in the State of Maryland on July 31, 2009 and have a limited operating history. As of March 14, 2016, we owned 11 apartment community properties. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our sponsors.
Because we are dependent upon our advisor and its affiliates to conduct our operations and LPI Inc. to manage our real estate properties, any adverse changes in the financial health of our advisor or its affiliates or LPI Inc. or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.
We are dependent on KBS Capital Advisors to conduct our operations and on LPI Inc. to manage our real estate properties. Our advisor depends upon the fees and other compensation that it receives from us, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”), KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”) and other KBS-sponsored programs in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or LPI Inc. or our relationship with KBS Capital Advisors or LPI Inc. could hinder their ability to successfully conduct our operations and manage our portfolio of investments.
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
For the year ended December 31, 2015, we paid aggregate distributions of $13.2 million, including $7.4 million of distributions paid in cash and $5.8 million of distributions reinvested through our dividend reinvestment plan. Funds from operations (“FFO”) for the year ended December 31, 2015 was $12.9 million and cash flows from operations was $12.9 million. We funded our total distributions paid for the year ended December 31, 2015, which includes cash distributions and dividends reinvested by stockholders, with $12.8 million of cash flows from operations (97%) and $0.4 million of cash on hand (3%). For the year ended December 31, 2015, FFO represented 98% of total distributions paid. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions” in this Annual Report.

The loss of or the inability of our advisor and LPRR LLC and their affiliates to engage and retain the services of key real estate professionals could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Messrs. Bren, Butcher, Henry and McMillan, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and LPRR LLC’s and their affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and LPRR LLC and their affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors in such regions. We may be unsuccessful in maintaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
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
If we internalize our management functions, we could incur significant costs, our stockholders’ interest in us could be diluted and our operations could suffer.
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
If we hire non-affiliates to become our executives and employees, their lack of familiarity with our portfolio and business could adversely affect our operations and the value of our stockholders’ investment in us. However, even if we hire individuals familiar with us, we are not likely to secure the services of all of the individuals who currently perform services on our behalf. Therefore, our operations may also suffer even if we hire those who are familiar with our business.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations;

•	result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	damage our reputation among our stockholders.
Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to Conflicts of Interest
Our sponsors and their respective affiliates, including our advisor, LPI Inc., all of our executive officers and some of our directors and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
Our advisor and its affiliates and LPI Inc. receive substantial fees from us. These fees could influence our advisor’s and LPI Inc.’s advice to us as well as the judgment of their affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement;

•	various matters relating to the management of our real estate properties, including relating to construction projects at our real estate properties;

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
The fees our advisor receives in connection with the management of our assets are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us.
Our sponsors, our officers, KBS Capital Advisors and the real estate professionals assembled by our advisor and LPI Inc. will face competing demands relating to their time and this may cause our operations and our stockholders’ investment in us to suffer.
We rely on our sponsors, our officers, KBS Capital Advisors and on real estate professionals that our advisor and LPI Inc. retain to provide services to us, for the day-to-day operation of our business and management of our real estate properties. Messrs. Bren and McMillan and Jeffrey K. Waldvogel and Ms. Stacie K. Yamane are also executive officers of KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT, and Mr. Bren is an executive officer of KBS Realty Advisors and its affiliates, the advisors of the other KBS-sponsored programs and the investment advisors to KBS-advised investors in real estate and real estate-related assets. In addition, Messrs. McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. Mr. Butcher is Chairman of the Board of LPI Inc., a firm that, through affiliated entities, manages a residential real estate portfolio. Mr. Henry is Chief Executive Officer of LPI Inc., for which Mr. Hays acts as President. As a result of their interests in other programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, on behalf of themselves and others, Messrs. Bren, Butcher, Henry, Hays, McMillan and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us and other KBS- and Legacy-sponsored programs and other business activities in which they are involved. Should our advisor breach its fiduciary duty to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments, and the value of our stockholders’ investment in us, may decline.

All of our executive officers, some of our directors and the key real estate professionals assembled by our advisor and LPI Inc. face conflicts of interest related to their positions and/or interests in affiliates of our sponsors, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and key real estate professionals assembled by our advisor and LPI Inc. are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the sub-advisor and other sponsor-affiliated entities. Through sponsor-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors in real estate and real estate-related assets. Through KBS Capital Advisors and KBS Realty Advisors some of these persons work on behalf of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs and KBS-advised investors. And through LPI Inc., some of these persons serve as managers for other institutional investors. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that breaches their fiduciary duties to us and is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
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
Neither we nor any of our subsidiaries intends to register as an investment company under the Investment Company Act. If we or any of our subsidiaries were obligated to register as investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

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

 Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•
pursuant to Section 3(a)(1)(A), is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•
pursuant to Section 3(a)(1)(C), is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

With respect to the primarily engaged test, we and our Operating Partnership are holding companies. Through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing real estate assets.
If any of the subsidiaries of our Operating Partnership fail to meet the 40% test, we believe they will usually, if not always, be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Otherwise, they should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that each of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. If any subsidiary relies on Section 3(c)(5)(C), we expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
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
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares:

•	Unless the shares are being redeemed in connection with a special redemption, we may not redeem shares until the stockholder has held his or her shares for one year.

•
We may redeem only the number of shares that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided that we may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including in connection with special redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with a special redemption. In establishing the $2.0 million limitation, our board of directors considered the $2.0 million of redemptions processed during the 2013 calendar year and the cash requirements necessary to effectively manage our assets. Notwithstanding anything contained in this paragraph to the contrary, our board of directors may amend, suspend or terminate the share redemption program without stockholder approval upon 30 days’ notice, provided we may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders. We may provide this notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.

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
In March 2015, we exhausted $1.5 million of funds available for redemptions during 2015 and thus, because of the limitations on the dollar value of shares that could be redeemed under the share redemption program described above, we were not be able to process ordinary redemptions for the remainder of 2015 and could only process special redemptions. As of December 31, 2015, we had $1.1 million of outstanding and unfulfilled ordinary redemption requests, representing 109,344 shares. The $2.0 million annual limitation was reset beginning January 1, 2016 and $1.0 million of the outstanding and unfulfilled ordinary redemption requests as of December 31, 2015, representing 103,808 shares, were fulfilled in January 2016. In January 2016, we exhausted $1.5 million of funds available for redemptions for 2016. Because of the limitations on the dollar value of shares that may be redeemed under our share redemption program, we will only be able to process special redemptions for the remainder of 2016.
On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $10.29 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2015. Pursuant to our share redemption program, redemptions made in connection with a special redemption are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. The price at which we redeem all other shares eligible for redemption is as follows:

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

The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 8, 2015. We currently expect to utilize an independent valuation firm to update the estimated value per share in December 2016. Upon updating our estimated value per share, the redemption price per share will also change.  Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $10.29 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2015.  We provided this estimated value per share to assist broker-dealers that participated in the Offerings in meeting their customer account statement reporting obligations under National Association of Securities Dealers (“NASD”) Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”).  The valuation was performed in accordance with the provisions of and also to comply with the Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”), using the methodologies and assumptions described in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We engaged CBRE, Inc. (“CBRE”), an independent, third-party valuation firm, to perform appraisals of our 11 real estate properties and, through an affiliate, to provide an estimated range of the estimated value per share of our common stock as of December 8, 2015 (the “EVPS Range”). CBRE utilized its appraisals of our 11 real estate properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities to determine the EVPS Range.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. Because of, among other factors, (i) our relatively small asset base, (ii) the high concentration of our total assets in real estate, and (iii) the number of shares of our common stock outstanding, any changes in key assumptions made in appraising our real estate properties and any changes in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a very significant impact on the estimated value of our shares. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.
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
We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to September 30, 2015, including, but not limited to, (i) the issuance of common stock under the dividend reinvestment plan, (ii) net operating income earned and distributions declared and (iii) the redemption of shares. Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since December 8, 2015. We currently expect to utilize an independent valuation firm to update the estimated value per share in December 2016. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (i) the number of years the shares have been held, (ii) our estimated value per share and (iii) whether the redemptions are sought in connection with a special redemption. Effective December 8, 2015 the maximum price that may be paid under the program is $10.29 per share, which is our estimated value per share. This reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, if the actual value of the shares we redeem is less than $10.29 per share or less than the price we pay to redeem the shares, then the repurchase will be dilutive to our remaining stockholders.
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
Payment of fees to KBS Capital Advisors and its affiliates and LPI Inc. will reduce cash available for distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
KBS Capital Advisors and its affiliates and LPI Inc. perform services for us in connection with the management, leasing and disposition of our properties.  We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment in us and reduces the amount of cash available for distribution to our stockholders.
Therefore, these fees increase the risk that the cash available for distribution to common stockholders upon a liquidation of our portfolio would be less than stockholders paid for our shares.  These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.
Our stockholders may be more likely to sustain a loss on their investment in us because our sponsors do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
Our sponsors have only invested $200,000 in us through the purchase of 20,000 shares of our common stock in our Initial Offering at $10.00 per share. With this limited exposure, our stockholders may be at a greater risk of loss because our sponsors do not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
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
Although we presently intend to complete a transaction providing liquidity to stockholders by January 31, 2020, our charter does not require our board of directors to pursue such a liquidity event. Market conditions and other factors could cause us to delay the listing of our shares on a national securities exchange or delay the commencement of our liquidation beyond January 31, 2020. If our board of directors does determine to pursue our liquidation policy, we would be under no obligation to conclude the process within a set time. The timing of the sale of assets will depend on real estate and financial markets, economic conditions in the areas in which properties are located, and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate all assets. After we adopt a plan of liquidation, we would remain in existence until all properties and assets are liquidated. If we do not pursue a liquidity event, or delay such an event due to market conditions, our stockholders’ shares may continue to be illiquid and they may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment in us.
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
In addition, local conditions in the markets in which we own apartment communities may significantly affect occupancy or rental rates at such properties. The risks that may adversely affect conditions in those markets include the following:

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
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the value of our stockholders’ investment in us.
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
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment in us.

If we sell a property by providing financing to the purchaser, we will bear the risk of default by the purchaser, which could delay or reduce the distributions available to our stockholders.
If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash; however, in some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced or otherwise disposed.
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
Costs associated with complying with the Americans with Disabilities Act may decrease our cash available for distribution.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distribution to our stockholders.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investment in us.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investment in us. In addition, other than any working capital reserve or other reserves we may establish, we have very limited sources of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.
Risks Associated with Debt Financing
We incurred mortgage indebtedness which increases our risk of loss due to potential foreclosure.
We acquired all our real properties by financing a portion of the price of the properties and mortgaging or pledging the properties purchased as security for that debt. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.

If there is a shortfall between the cash flow from a mortgaged property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distribution to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment in us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We have given and may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.
We may also obtain recourse debt to meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and our stockholders could lose all or part of their investment in us.
High mortgage rates may make it difficult for us to refinance properties, which could reduce our cash flows from operations and the amount of cash available for distribution to our stockholders.
We run the risk of being unable to refinance our properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to borrow more money.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions to our stockholders and decrease the value of our stockholders’ investment in us.
We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2015, our borrowings and other liabilities were approximately 66% of both the cost (before deducting depreciation or other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment in us.
Federal Income Tax Risks
Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

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
Even if we qualify as a REIT for federal income tax purposes, we may be subject to state, local or other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
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

If our operating partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities, if any, (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years after 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

We may be subject to adverse legislative or regulatory tax changes.
At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
Dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non‑REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
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
As of December 31, 2015, we owned 11 apartment complexes containing an aggregate of 3,039 units and encompassing an aggregate of 3.1 million rentable square feet, which were 93% occupied. The following is a summary of our real estate properties as of December 31, 2015:

Property	Location	Date Acquired	Number of Units	Monthly Rent (1)	Occupancy (2)	Average Monthly Rent per Leased Unit (3)
Legacy at Valley Ranch	Irving, TX	10/26/2010	504	$515,403	98%	$1,045.44
Poplar Creek	Schaumburg, IL	02/09/2012	196	234,480	93%	1,281.31
The Residence at Waterstone	Pikesville, MD	04/06/2012	255	420,286	89%	1,851.48
Legacy Crescent Park	Greer, SC	05/03/2012	240	189,540	92%	861.55
Legacy at Martin’s Point	Lombard, IL	05/31/2012	256	312,789	93%	1,308.74
Wesley Village	Charlotte, NC	11/06/2012	301	343,291	91%	1,252.89
Watertower Apartments	Eden Prairie, MN	01/15/2013	228	288,093	94%	1,346.23
Crystal Park at Waterford	Frederick, MD	05/08/2013	314	363,979	95%	1,225.52
Millennium Apartment Homes	Greenville, SC	06/07/2013	305	266,765	89%	988.02
Legacy Grand at Concord	Concord, NC	02/18/2014	240	223,611	91%	1,025.74
Lofts at the Highlands	St. Louis, MO	02/25/2014	200	291,171	94%	1,557.06
			3,039	$3,449,408	93%	$1,222.33
_____________________
(1) Monthly rent is based on the aggregate contractual rent from tenant leases in effect as of December 31, 2015, adjusted to reflect any contractual tenant concessions.
(2) Occupancy percentage is calculated as the number of occupied units divided by the total number of units of the property as of December 31, 2015.
(3) Average monthly rent per leased unit is calculated as the aggregate contractual rent from leases in effect as of December 31, 2015, adjusted to reflect any contractual tenant concessions, divided by the number of leased units.

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
Stockholder Information
As of March 14, 2016, we had 20.5 million shares of common stock outstanding held by a total of 5,780 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in the Offerings in meeting their customer account statement reporting obligations under NASD Conduct Rule 2340 as required by FINRA.  This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines.  For this purpose, we estimated the value of the shares of our common stock as $10.29 per share as of December 8, 2015.  This estimated value per share is based on our board of directors’ approval on December 8, 2015 of an estimated value per share of our common stock of $10.29 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2015. There were no material changes between September 30, 2015 and December 8, 2015 that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged CBRE to perform appraisals of our 11 real estate properties and, through an affiliate, to provide the EVPS Range. CBRE utilized its appraisals of our 11 real estate properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2015, to determine the EVPS Range. The appraisal reports CBRE prepared summarized the key inputs and assumptions involved in the appraisal of each of our real estate properties. CBRE’s estimation of the EVPS Range was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
The conflicts committee reviewed CBRE’s valuation report, which included the appraised value of our real estate properties as incorporated from the appraisal reports prepared by CBRE and a summary of the estimated value of each of our other assets and our liabilities as determined by our advisor. In light of other factors considered by our conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the EVPS Range of $9.08 to $11.06, with an approximate mid-range value of $10.29 per share, as indicated in CBRE’s valuation report and recommended by our advisor, which mid-range value was based on CBRE’s appraisals of our 11 real estate properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities, was reasonable; and (ii) recommended to our board of directors that it adopt $10.29 as the estimated value per share of our common stock, which approximates the mid-range value determined by CBRE. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $10.29 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 8, 2015, as well as the calculation of our prior estimated value per share as of December 9, 2014. CBRE is not responsible for the determination of the estimated value per share as of December 8, 2015. Neither CBRE nor CBRE Cap is responsible for the determination of the estimated value per share as of December 9, 2014.

	December 8, 2015 Estimated Value per Share	December 9, 2014 Estimated Value per Share (4)	Change in Estimated Value per Share
Real estate properties (1)	$23.56	$23.65	$(0.09)
Cash (2)	1.02	1.22	(0.20)
Other assets	0.30	0.30	—
Mortgage debt (3)	(14.25)	(14.69)	0.44
Other liabilities	(0.34)	(0.34)	—
Estimated value per share	$10.29	$10.14	$0.15
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$10.29	$10.14	$0.15
_____________________
(1) The decrease in the value of real estate properties per share was primarily due to an increase in the total number of outstanding shares.
(2) The decrease in cash per share was primarily due to principal repayments on notes payable and capital expenditures.
(3) The decrease in mortgage debt outstanding per share was primarily due to principal repayments on our notes payable.
(4) The December 9, 2014 estimated value per share was based upon a calculation of the range of estimated value per share of our common stock as of September 30, 2014 by CBRE Cap, and recommended by our advisor. The range of estimated value per share was based upon appraisals of our real estate properties performed by CBRE and valuations of our cash, other assets, mortgage debt and other liabilities performed by our advisor. For more information relating to the December 9, 2014 estimated value per share and the assumptions and methodologies used by CBRE, CBRE Cap and our advisor, see our Current Report on Form 8-K filed with the SEC on December 11, 2014.
The increase in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the increase in the estimated value per share from $10.14 to $10.29. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

	Calculation of Estimated Value per Share
December 9, 2014 estimated value per share	$10.14
Changes to estimated value per share
Real estate
Real estate	0.39
Capital expenditures on real estate	(0.12)
Total change related to real estate	0.27
Mortgage debt	(0.12)	(1)
Total change in estimated value per share	$0.15
December 8, 2015 estimated value per share	$10.29
_____________________
(1) The change in value of the notes payable is primarily due to a decrease in market interest rates assumed in valuing the notes payable as compared to the December 9, 2014 estimated value per share, resulting in the notes payable being valued at less of a discount than in the December 9, 2014 estimated value per share.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. In particular, due in part to (i) our relatively small asset base, (ii) the high concentration of our total assets in real estate, and (iii) the number of shares of our common stock outstanding, even modest changes in key assumptions made in appraising our real estate properties could have a very significant impact on the estimated value of our shares. See the discussion under “Real Estate — Real Estate Valuation” below. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. As of December 8, 2015, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
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
Methodology
Our goal for the valuation was to arrive at a reasonable and supportable estimated value per share, using a process that was designed to be in compliance with the IPA Valuation Guidelines and using what we and our advisor deemed to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation and appraisal methodologies, assumptions and estimates used to value our assets and liabilities:
Real Estate
Independent Valuation Firm
CBRE was selected by our advisor and approved by the conflicts committee to appraise all of our real estate properties and, through an affiliate, to determine the EVPS Range(1). CBRE took into consideration the appraised values of each of our properties and described the results of such appraisals in its valuation report, which was provided to our conflicts committee and our board of directors. CBRE is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation CBRE received for its appraisals of our real estate properties is based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
CBRE collected all reasonably available material information that it deemed relevant in appraising our real estate properties. CBRE obtained property-level information from our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures. CBRE reviewed and relied in part on the property-level information provided by our advisor and considered this information in light of its knowledge of each property’s specific market conditions.
_____________________
(1) CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged CBRE to deliver appraisal reports relating to our 11 real estate properties and, through an affiliate, to determine the EVPS Range. CBRE received fees upon the delivery of such reports and the determination of the EVPS Range. In addition, we have agreed to indemnify CBRE against certain liabilities arising out of this engagement. CBRE is an affiliate of CBRE Group, Inc., a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. In the two years prior to December 11, 2015, CBRE and its affiliates had provided a number of commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates and have received fees in connection with such services. CBRE and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser as certified in the applicable appraisal report.
In the ordinary course of their business, CBRE and its affiliates, directors and officers may structure and effect transactions for their own accounts or for the accounts of their customers in commercial real estate assets of the same kind and in the same markets as our assets.

In conducting its investigation and analysis, CBRE took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although CBRE reviewed information supplied or otherwise made available by us or our advisor for reasonableness, it assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE, CBRE assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management and/or our advisor. CBRE relied on us or our advisor to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.
In performing its analysis of our real estate properties, CBRE made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its control and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, CBRE assumed that we had clear and marketable title to each real estate property appraised, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, CBRE’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions may affect CBRE’s analysis and conclusions.  CBRE’s appraisal reports contain other assumptions, qualifications and limitations that qualify the analysis, opinions and conclusions set forth therein.  Furthermore, the prices at which our real estate properties may actually be sold could differ from their appraised values.
Although CBRE considered any comments received from us or our advisor to its appraisal reports, the final appraised values of our real estate properties were determined by CBRE.  The appraisal reports for our real estate properties are addressed solely to us to assist in CBRE’s determination of the EVPS Range. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports, CBRE did not, and was not requested to, solicit third party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us. In preparing its appraisal reports CBRE did not solicit third-party indications of interest for our real estate properties.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to CBRE’s appraisal reports. All of the CBRE appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation
CBRE appraised each of our real estate properties owned as of September 30, 2015, using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on the direct capitalization approach for the final appraisals of each of the real estate properties. The direct capitalization approach applies a current market capitalization rate to the properties’ net operating income. The capitalization rate was based on recent comparable market transactions adjusted for unique property and market-specific factors, and the capped net operating income (NOI) was estimated based on CBRE’s expertise in appraising commercial real estate. Real estate is currently carried in our financial statements at its amortized cost basis. CBRE performed its appraisals as of September 30, 2015.
The total appraised value of our 11 real estate properties as of September 30, 2015, as provided by CBRE using the appraisal methodologies described above, was $480.2 million. The total cost basis of these properties as of September 30, 2015 was $436.3 million. This amount includes the acquisition cost of $416.7 million, $12.3 million in capital expenditures since inception and $7.3 million of acquisition fees and expenses. The total appraised value of our real estate properties, compared to the total cost basis of the real estate properties, results in an overall increase in the value of our real estate properties of approximately 10.1%. The following summarizes the range and weighted-average direct capitalization rates used to arrive at the appraised values of our real estate properties:

Range in Direct Capitalization Rate	Weighted-Average Direct Capitalization Rate
5.25% to 6.00%	5.50%

While we believe that CBRE’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of the real estate properties and thus, our estimated value per share. Furthermore, given (i) our relatively small asset base, (ii) the high concentration of our total assets in real estate, and (iii) the number of shares of our common stock outstanding as of September 30, 2015, any change in the appraised value of the real estate properties would have a significant impact on our estimated value per share. The table below illustrates the impact on the estimated value per share if the direct capitalization rates used by CBRE to appraise our real estate properties were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on the estimated value per share if the direct capitalization rates or net operating income were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Direct capitalization rate	$0.98	$(1.12)	$1.09	$(1.21)
Net operating income	N/A	N/A	(1.27)	1.03
Finally, a 1% increase in the appraised value of the real estate properties would result in a $0.24 increase in the estimated value per share and a 1% decrease in the appraised value of our real estate properties would result in a $0.23 decrease in the estimated value per share, assuming all other factors remain unchanged.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2015, but do not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan‑to‑value ratio and type of collateral.
As of September 30, 2015, the GAAP fair value and carrying value of our notes payable were $290.3 million and $287.1 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 9.3 years, was approximately 3.54%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.18)	$0.18	$(0.13)	$0.13
Deferral of Asset Management Fees
The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to our advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. As of September 30, 2015, we had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the Advisory Agreement, as we believe the payment of this amount to our advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above.

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
As of December 31, 2014, we had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the advisory agreement, as we believe the payment of this amount to our advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above. During the nine months ended September 30, 2015, we incurred $2.1 million of asset management fees; however, we only recorded $0.7 million pursuant to the limitations in the advisory agreement as noted above. We did not accrue the remaining $1.4 million of these deferred asset management fees as it is uncertain whether any of these amounts will be paid in the future.
For the purposes of determining the estimated value per share, our advisor only included $125,000 of this liability or less than $0.01 per share, as this amount was subsequently paid in October 2015 based on the MFFO Surplus generated in September 2015. The total remaining accrued and deferred asset management fees, for all periods discussed above, of $4.8 million or $0.23 per share as of September 30, 2015 was not included in the calculation of the estimated value per share as these amounts would only be payable as set forth above and, based on a hypothetical liquidation of the assets and liabilities at their estimated fair values as of September 30, 2015, we would not be liable for the $4.8 million of accrued and deferred asset management fees that was not included in the calculation of the estimated value per share.
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
Additionally, if our real estate properties were valued at the high end of the EVPS Range, the repayment of asset management fees that our advisor has agreed to defer and the payment of certain incentive fees to our advisor would be triggered. In its calculation, CBRE reduced the high end of the EVPS Range by the per share amount of these fees because repayments would be triggered. Thus, our estimated value per share is slightly skewed towards the higher end of the EVPS Range calculated by CBRE, as the high end of the EVPS Range has been reduced by the amount of these fees. In essence, the outside limits of the EVPS Range necessarily vary as opposed to the estimated value per share itself.
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, deferred financing costs and unamortized lease commissions, have been eliminated for the purpose of the valuation due to the fact that the value of those balances was already considered in the appraisals of the real estate properties and the valuation of the related notes payable. Our advisor also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.
Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in the Offerings in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. The estimated value per share set forth above first appeared on the December 31, 2015 customer account statements that were mailed in January 2016. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.

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
Further, the estimated value per share as of December 8, 2015 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2015. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to September 30, 2015, including, but not limited to, (i) the issuance of common stock under the dividend reinvestment plan, (ii) net operating income earned and distributions declared and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. Because of, among other factors, our relatively small asset base, the high concentration of our total assets in real estate, and the number of shares of our common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a very significant impact on the value of our shares. See the discussion under “Real Estate — Real Estate Valuation” above. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We currently expect to utilize an independent valuation firm to update the estimated value per share in December 2016.
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
Generally, our policy is to pay distributions from cash flows from operations. Because we may receive income from rents at various times during our fiscal year and because we may need cash flows from operations during a particular period to fund capital expenditures and other expenses, we expect that from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we have funded our distributions in part with debt financing, and we expect to utilize debt financing in the future, if necessary, to fund a portion of our distributions. We may also fund such distributions from advances from our advisor or sponsors, from our advisor’s deferral of its fees under the advisory agreement, or from the sale of assets. Our distribution policy is not to use the proceeds of the Offerings to pay distributions. However, our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
We elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with our taxable year ended December 31, 2010. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

During 2014 and 2015, we declared distributions based on daily record dates for each day during the period commencing January 1, 2014 through December 31, 2015. Distributions are paid on or about the first business day of the following month. Distributions declared during 2014 and 2015, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$3,224	$3,269	$3,330	$3,353	$13,176
Total Per Share Distribution (1)	$0.160	$0.162	$0.164	$0.164	$0.650

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$3,126	$3,225	$3,269	$3,285	$12,905
Total Per Share Distribution (1)	$0.160	$0.162	$0.164	$0.164	$0.650
_____________________
(1) During the years ended December 31, 2014 and 2015, we declared distributions based on daily record dates for each day during the period commencing January 1, 2014 through December 31, 2015.  Distributions for this period were calculated based on stockholders of record each day during the period at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the initial primary offering price for the Initial Offering of $10.00 per share or a 6.32% annualized rate based on our December 8, 2015 estimated value per share of $10.29.
The tax composition of our distributions declared for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Ordinary Income	17%	16%
Return of Capital	83%	84%
Total	100%	100%
On November 11, 2015, our board of directors declared distributions based on daily record dates for the period from January 1, 2016 through January 31, 2016, which we paid on February 1, 2016. On January 21, 2016, our board of directors declared distributions based on daily record dates for the period from February 1, 2016 through February 28, 2016, which we paid on March 1, 2016, and distributions based on daily record dates for the period from March 1, 2016 through March 31, 2016, which we expect to pay in April 2016. On March 10, 2016, our board of directors declared distributions based on daily record dates for the period from April 1, 2016 through April 30, 2016, which we expect to pay in May 2016, and distributions based on daily record dates for the period from May 1, 2016 through May 31, 2016, which we expect to pay in June 2016. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the initial primary offering price for the Initial Offering of $10.00 per share or a 6.32% annualized rate based on our December 8, 2015 estimated value per share of $10.29.
Unregistered Sales of Equity Securities
During the fiscal year ended December 31, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933.

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

•
We may redeem only the number of shares that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided that we may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including in connection with special redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with a special redemption. Notwithstanding anything contained in this paragraph to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We may provide this notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.

In March 2015, we exhausted $1.5 million of funds available for redemptions during 2015 and thus, because of the limitations on the dollar value of shares that could be redeemed under the share redemption program described above, we were not be able to process ordinary redemptions for the remainder of 2015 and could only process special redemptions. As of December 31, 2015, we had $1.1 million of outstanding and unfulfilled ordinary redemption requests, representing 109,344 shares. The $2.0 million annual limitation was reset beginning January 1, 2016 and $1.0 million of the outstanding and unfulfilled ordinary redemption requests as of December 31, 2015, representing 103,808 shares, were fulfilled in January 2016. In January 2016, we exhausted $1.5 million of funds available for redemptions for 2016. Because of the limitations on the dollar value of shares that may be redeemed under our share redemption program, we will only be able to process special redemptions for the remainder of 2016.
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

On December 9, 2014, our board of directors approved an estimated value per share of our common stock of $10.14 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014. For a full description of the assumptions and methodologies used to value our assets and liabilities in connection with the calculation of the December 2014 estimated value per share, see our Annual Report on Form 10-K for the year ended December 31, 2014 at Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $10.29 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2015. This estimated value per share became effective for the December 2015 redemption date, which was December 31, 2015. As referenced above, because of the limitations on the dollar value of shares that may be redeemed under our share redemption program, we were only able to redeem shares in connection with special redemptions in December 2015 and, beginning in February 2016, we will only be able to redeem shares in connection with special redemptions for the remainder of 2016. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the December 2015 estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” herein.
Our board of directors may amend, suspend or terminate the program without stockholder approval upon 30 days’ notice, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We may provide this notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.
During the year ended December 31, 2015, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan and redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2015	80,573	$9.83	(3)
February 2015	24,652	9.97	(3)
March 2015	47,714	9.84	(3)
April 2015	—	—	(3)
May 2015	—	—	(3)
June 2015	—	—	(3)
July 2015	4,250	10.14	(3)
August 2015	—	—	(3)
September 2015	—	—	(3)
October 2015	—	—	(3)
November 2015	4,744	10.14	(3)
December 2015	9,595	10.29	(3)
Total	171,528
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
(2) The prices at which we redeem shares under our share redemption program are set forth above.
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. For the year ended December 31, 2015, we redeemed $1.7 million of shares, which represented all redemption requests received in good order and eligible for redemption through the December 2015 redemption date, except for $1.1 million of shares in connection with ordinary redemption requests, which redemption requests were not processed in 2015 because of limitation on ordinary redemptions described above. Of the $1.1 million of outstanding and unfulfilled ordinary redemption requests, $1.0 million of shares were redeemed in January 2016. Effective January 2016, these limitations were reset and thus, as of January 1, 2016, we had $2.0 million available for eligible redemptions in 2016, subject to the limitations described above, including the $1.5 million annual limitation for ordinary redemptions. In January 2016, we exhausted $1.5 million of funds available for redemptions for 2016. Because of the limitations on the dollar value of shares that may be redeemed under our share redemption program, we will only be able to process special redemptions for the remainder of 2016. As of February 29, 2016 we had $0.3 million of outstanding and unfulfilled ordinary redemption requests, representing 30,609 shares.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2015, 2014, 2013, 2012 and 2011, for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except share and per share amounts):

	As of December 31,
	2015	2014	2013	2012	2011
Balance sheet data
Total real estate, net	$376,334	$385,863	$330,317	$221,756	$34,592
Total assets	406,179	419,589	376,197	260,285	60,310
Notes payable, net	284,488	289,569	240,887	166,376	23,866
Total liabilities	297,914	302,326	250,376	171,707	25,779
Redeemable common stock	894	1,539	4,761	2,006	350
Total stockholders’ equity	107,371	115,724	121,060	86,572	34,181
	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Operating data
Total revenues	$44,613	$42,200	$32,825	$16,105	$5,372
Net income (loss)	791	(3,560)	(7,745)	(10,233)	(2,093)
Net income (loss) per common share - basic and diluted	0.04	(0.18)	(0.44)	(1.16)	(1.21)
Other data
Cash flows provided by (used in) operating activities	$12,902	$12,086	$8,196	$(1,533)	$(845)
Cash flows used in investing activities	(1,885)	(17,372)	(122,114)	(196,336)	(1,595)
Cash flows (used in) provided by financing activities	(14,702)	(7,534)	118,767	206,646	22,387
Distributions declared	13,176	12,905	11,473	5,724	1,127
Distributions declared per common share (1)	0.650	0.650	0.650	0.650	0.650
Weighted-average number of common shares outstanding, basic and diluted	20,272,697	19,853,904	17,649,883	8,801,166	1,734,410
Reconciliation of funds from operations (2)
Net income (loss)	$791	$(3,560)	$(7,745)	$(10,233)	$(2,093)
Depreciation of real estate assets	12,087	11,497	8,284	3,857	858
Amortization of lease-related costs	3	1,080	4,082	4,155	1,032
FFO	$12,881	$9,017	$4,621	$(2,221)	$(203)
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day for the periods presented. Distributions for the period from January 1, 2011 through February 28, 2012 and March 1, 2012 through December 31, 2015 are based on daily record dates and calculated at a rate of $0.00178082 per share per day.
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
We have invested in and manage a portfolio of high quality apartment communities located throughout the United States. Our portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of December 31, 2015, we owned 11 apartment complexes.
As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations and our portfolio of real estate assets. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors delegates certain advisory duties to the Sub-Advisor. Notwithstanding such delegation to the Sub-Advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors made recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, approved our investments. KBS Capital Advisors, either directly or through the Sub-Advisor, also provides asset-management, marketing, investor-relations and other administrative services on our behalf. LPI Inc. is the property manager for our real estate property investments. Our Sub-Advisor owns 20,000 shares of our common stock. We have no paid employees.
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
As of December 31, 2015, we had sold an aggregate of 21,097,374 shares of common stock in the Offerings for gross offering proceeds of $210.2 million, including an aggregate of 1,881,964 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $18.7 million. Also, as of December 31, 2015, we had redeemed 608,977 shares sold in the Offerings for $5.9 million. We have used substantially all of the net proceeds from the primary Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.

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
We ceased offering shares of common stock in the primary Follow-on Offering on March 31, 2014. We plan to continue to offer shares under our dividend reinvestment plan until we have sold all $760,000,000 of shares of common stock under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time. As of December 31, 2015 we had sold an aggregate of 21,097,374 shares of common stock in the Offerings for gross offering proceeds of $210.2 million, including an aggregate of 1,881,964 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $18.7 million. Also as of December 31, 2015, we had redeemed 608,977 shares sold in the Offerings for $5.9 million. As of December 31, 2015, we had invested substantially all of the proceeds from our now-terminated primary Offerings in real estate properties and do not anticipate making additional real estate acquisitions. We intend to use our cash on hand, cash flow generated by our real estate operations and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
As of December 31, 2015, we owned 11 apartment complexes. Our real estate investments generate cash flow in the form of rental revenues, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and how well we manage our expenditures. As of December 31, 2015, our real estate property investments were 93% occupied.
As of December 31, 2015, our total debt outstanding was $288.4 million. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2015, our borrowings and other liabilities were approximately 66% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets.
We paid distributions to our stockholders during the year ended December 31, 2015 using cash flows from operations and cash on hand. We believe that our cash flows from operations, cash on hand and proceeds from our dividend reinvestment plan are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2015 did not exceed the charter-imposed limitation.

Cash Flows from Operating Activities
As of December 31, 2015, we owned 11 apartment complexes. During the year ended December 31, 2015, net cash provided by operating activities was $12.9 million. We expect our cash flows from operating activities to vary over time and do not anticipate making additional real estate acquisitions.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.9 million for the year ended December 31, 2015 and consisted primarily of the following:

•	$2.3 million used for improvements to real estate; and

•	$0.4 million of insurance proceeds received for property damages.
Cash Flows from Financing Activities
Net cash used in financing activities was $14.7 million for the year ended December 31, 2015 and consisted primarily of the following:

•	$7.4 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $5.7 million;

•	$5.6 million of principal payments on our mortgage notes payable; and

•	$1.7 million of cash used for redemptions of common stock.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We paid our advisor fees in connection with the acquisition of our assets and pay our advisor fees in connection with the management of our assets and for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor is an asset management fee.
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
The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by NAREIT and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. As of December 31, 2015, we had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the advisory agreement, as we believed the payment of this amount to our advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above.

In addition, the advisory agreement defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers our obligation to pay an asset management fee for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the IPA in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by our advisor in accordance with the advisory agreement. As of December 31, 2015, we had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the advisory agreement, as we believed the payment of this amount to our advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above. During the year ended December 31, 2015, we incurred $2.8 million of asset management fees. However, we only recorded $0.7 million pursuant to the limitations in the advisory agreement as noted above. We did not accrue the remaining $2.1 million of these deferred asset management fees as it is uncertain whether any of these amounts will be paid in the future.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2015 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$288,449	$5,844	$105,154	$127,534	$49,917
Interest payments on outstanding debt obligations (2)	65,718	9,601	16,877	5,578	33,662
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2015. We incurred interest expense of $10.0 million, excluding amortization of deferred financing costs and discount on notes payable of $0.5 million, for the year ended December 31, 2015.
Results of Operations
As of December 31, 2015, we owned 11 apartment complexes and do not anticipate making additional real estate investments. The results of operations presented for the years ended December 31, 2015, 2014 and 2013 are not directly comparable due to the acquisition of two apartment complexes in February 2014. As a result, the results of operations during the year ended December 31, 2014 do not reflect an entire period of operations related to these two acquisitions.

Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014
The following table provides summary information about our results of operations for the years ended December 31, 2015 and 2014 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2015	2014
Rental income	$44,613	$42,200	$2,413	6%	$1,352	$1,061
Operating, maintenance, and management costs	8,674	10,977	(2,303)	(21)%	(174)	(2,129)
Real estate taxes and insurance	6,144	5,804	340	6%	57	283
Asset management fees to affiliate	729	2,598	(1,869)	(72)%	(178)	(1,691)
Property management fees and expenses to affiliate	3,523	281	3,242	1,154%	438	2,804
Real estate acquisition fees and expenses to affiliate	—	701	(701)	(100)%	(701)	—
Real estate acquisition fees and expenses	—	264	(264)	(100)%	(264)	—
General and administrative expenses	2,176	2,374	(198)	(8)%	n/a	n/a
Depreciation and amortization expense	12,090	12,577	(487)	(4)%	(853)	366
Interest expense	10,501	10,261	240	2%	383	(143)
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2015 compared to the year ended December 31, 2014 related to real estate investments acquired on or after January 1, 2014.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2015 compared to the year ended December 31, 2014 with respect to real estate investments owned by us throughout both periods presented.
Rental income increased from $42.2 million for the year ended December 31, 2014 to $44.6 million for the year ended December 31, 2015, primarily due to the acquisition of two real estate properties in February 2014 and an increase in overall rental rates with respect to properties owned throughout both periods. We expect rental income to vary in future periods depending on occupancy rates and rental rates of our real estate investments.
Operating, maintenance and management costs and real estate taxes and insurance decreased from $16.8 million for the year ended December 31, 2014 to $14.8 million for the year ended December 31, 2015 primarily due to a decrease in employee expenses and management fees to third-party property management companies as a result of the transition of all property management services to LPI Inc. during the second quarter of 2015, partially offset by an increase in utility expenses, general repair and maintenance costs and property tax expenses for properties held throughout both periods. Management fees to LPI Inc., as well as reimbursable on-site personnel salary and related benefits expenses at the properties, are classified as property management fees and expenses to affiliate on the accompanying consolidated statements of operations. Operating, maintenance and management costs and real estate taxes and insurance may increase in future periods, as compared to historical periods as a result of inflation.
Asset management fees with respect to our real estate investments decreased from $2.6 million for the year ended December 31, 2014 to $0.7 million for the year ended December 31, 2015. During the year ended December 31, 2014, we incurred $2.6 million of asset management fees, all of which was accrued and deferred. During the year ended December 31, 2015, we incurred $2.8 million of asset management fees, of which $0.7 million was recorded based on certain payment limitations in the advisory agreement. The remaining $2.1 million of deferred asset management fees were not accrued as it is uncertain whether any of these amounts will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Property management fees and expenses to affiliate increased from $0.3 million for the year ended December 31, 2014 to $3.5 million for the year ended December 31, 2015. The increase was primarily due to the transition of all property management services to LPI Inc. during the second quarter of 2015. Prior to the transition, management fees, as well as reimbursable on-site personnel salary and related benefits expenses at the properties, were classified as operating maintenance, and management costs. We expect our property management fees and expenses to affiliate to increase in future periods as a result of inflation and due to LPI Inc. providing all of the property management services for an entire period.
Real estate acquisition fees and expenses to affiliate and non-affiliate were $1.0 million for the year ended December 31, 2014 and related to the acquisitions of two apartment complexes during the first quarter of 2014. During the year ended December 31, 2015, we did not make any acquisitions. We do not anticipate making additional real estate investments in the future.

Depreciation and amortization expense decreased from $12.6 million for the year ended December 31, 2014 to $12.1 million for the year ended December 31, 2015. Depreciation and amortization expenses decreased by $0.5 million due to a $0.9 million decrease in amortization of tenant origination costs related to in-place leases that were fully amortized relating to the properties acquired in the first quarter of 2014 and a $0.4 million increase in depreciation and amortization expense from properties held throughout both periods. We expect that our depreciation and amortization expense will vary in future periods depending on the amount of new capital expenditures compared to the amount of capital expenditures that become fully depreciated.
Interest expense increased from $10.3 million for the year ended December 31, 2014 to $10.5 million for the year ended December 31, 2015. The increase in interest expense was primarily due to the acquisition of two real estate properties in February 2014 resulting in an increase in our average debt outstanding during the year ended December 31, 2015 compared to the year ended December 31, 2014. This was offset by a decrease in interest expense for properties held throughout both periods due to lower debt outstanding as a result of monthly amortizing principal payments. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the availability and cost of debt financing.
Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013
The following table provides summary information about our results of operations for the years ended December 31, 2014 and 2013 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2014	2013
Rental income	$42,200	$32,825	$9,375	29%	$8,769	$606
Operating, maintenance, and management costs	10,977	8,500	2,477	29%	2,129	348
Real estate taxes and insurance	5,804	4,496	1,308	29%	952	356
Asset management fees to affiliate	2,598	2,670	(72)	(3)%	440	(512)
Property management fees and expenses to affiliate	281	207	74	36%	72	2
Real estate acquisition fees and expenses to affiliate	701	1,186	(485)	(41)%	(485)	—
Real estate acquisition fees and expenses	264	981	(717)	(73)%	(706)	(11)
General and administrative expenses	2,374	2,199	175	8%	n/a	n/a
Depreciation and amortization expense	12,577	12,366	211	2%	897	(686)
Interest expense	10,261	8,000	2,261	28%	2,498	(237)
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 related to real estate investments acquired on or after January 1, 2013.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2014 compared to the year ended December 31, 2013 with respect to real estate investments owned by us throughout both periods presented.
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
Offering Costs Related to Follow-on Offering and Dividend Reinvestment Plan
Our offering costs related to the Follow-on Offering (other than selling commissions and dealer manager fees) were either paid directly by us or in some instances were paid by our advisor, our dealer manager or their affiliates on our behalf. Offering costs include all expenses in connection with an offering and are charged as incurred as a reduction to stockholders’ equity.
Pursuant to the advisory agreement and the Follow-on Dealer Manager Agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for offering costs paid by them on our behalf. However, at the termination of the primary Follow-on Offering and at the termination of the offering under our dividend reinvestment plan, our advisor agreed to reimburse us to the extent that selling commissions, dealer manager fees and other offering expenses incurred by us exceed 15% of the gross offering proceeds. Further we are only liable to reimburse offering costs incurred by our advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by us on offering expenses, does not exceed 15% of the gross proceeds of the primary Follow-on Offering and the offering under our dividend reinvestment plan as of the date of reimbursement. Within 30 days after the end of the month in which our primary Follow-on Offering terminated, our dealer manager was obligated to reimburse us to the extent that our reimbursements to our dealer manager and payment of selling commissions and dealer manager fees caused total underwriting compensation for our primary Follow-on Offering to exceed 10% of the gross offering proceeds from the primary Follow-on Offering.
We ceased offering shares in the primary Follow-on Offering on March 31, 2014 and completed subscription processing procedures on April 30, 2014. Through April 30, 2014, we sold an aggregate of 2,051,925 shares of common stock in the Follow-on Offering for gross offering proceeds of $21.5 million, including 555,727 shares under our dividend reinvestment plan for proceeds of $5.7 million. Total offering expenses in the Follow-on Offering were $4.2 million, including $1.8 million in underwriting compensation (which includes selling commissions, dealer manager fees and any other items viewed as underwriting compensation by FINRA). After reimbursements from our advisor and the dealer manager, we incurred offering expenses of $3.2 million in the Follow-on Offering (representing 15.0% of gross offering proceeds), which includes underwriting compensation of $1.6 million (representing 9.9% of primary Follow-on Offering proceeds). Including the reimbursements to us, our dealer manager incurred underwriting expenses of $0.2 million in the primary Follow-on Offering. In addition, because of the aggregate underwriting compensation incurred in the primary Follow-on Offering, on August 20, 2014, our dealer manager made an additional payment to us of $55,000.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2015, 2014 and 2013, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2015	2014	2013
Net income (loss)	$791	$(3,560)	$(7,745)
Depreciation of real estate assets	12,087	11,497	8,284
Amortization of lease-related costs	3	1,080	4,082
FFO	12,881	9,017	4,621
Straight-line rent	(20)	(4)	—
Real estate acquisition fees and expenses to affiliate	—	701	1,186
Real estate acquisition fees and expenses	—	264	981
Amortization of discount on notes payable	86	78	—
MFFO (1)	$12,947	$10,056	$6,788
_____________________
(1) Included in MFFO for the year ended December 31, 2014 was $55,000 in other income related to the primary Follow-on Offering. Our dealer manager paid this amount to us on August 20, 2014. See “— Offering Costs Related to Follow-on Offering and Dividend Reinvestment Plan.”
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not be able to pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in whole or in part from debt financing and/or proceeds from our Offerings. Distributions declared, distributions paid and cash flows from operations were as follows during 2015 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows from Operations
Period			Cash	Reinvested	Total
First Quarter 2015	$3,224	$0.160	$1,813	$1,409	$3,222	$3,227
Second Quarter 2015	3,269	0.162	1,858	1,441	3,299	3,195
Third Quarter 2015	3,330	0.164	1,875	1,448	3,323	2,998
Fourth Quarter 2015	3,353	0.164	1,870	1,438	3,308	3,482
	$13,176	$0.650	$7,416	$5,736	$13,152	$12,902
_____________________
(1) Distributions for the period from January 1, 2015 through December 31, 2015 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.

For the year ended December 31, 2015, we paid aggregate distributions of $13.2 million, including $7.4 million of distributions paid in cash and $5.8 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2015 was $12.9 million and cash flows from operations was $12.9 million. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $12.8 million of cash flows from operations and $0.4 million of cash on hand. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from gross offering proceeds as permitted by our offering documents and loan agreements. See the reconciliation of FFO to net income (loss) above.
From inception through December 31, 2015, we paid aggregate distributions of $43.4 million, and our cumulative net loss for the same period was $24.9 million. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
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
Real Estate
Depreciation and Amortization
Real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 10–20 years for building improvements,10–20 years for land improvements and five to 12 years for computer, furniture, fixtures and equipment. Costs directly associated with the development of land and those incurred during construction are capitalized as part of the investment basis. Acquisition costs are expensed as incurred. Operating expenses incurred that are not related to the development and construction of the real estate investments are expensed as incurred. Repair, maintenance and tenant turnover costs are expensed as incurred and significant replacements and improvements are capitalized. Repair, maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate property. We consider the period of future benefit of an asset to determine its appropriate useful life.
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
We assess the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
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
We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease-up periods, considering current market conditions. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. We amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining non-cancelable term of the leases.
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we will assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. We did not record any impairment loss on our real estate and related intangible assets and liabilities during the years ended December 31, 2015, 2014 and 2013.

Insurance Proceeds for Property Damage
We maintain an insurance policy that provides coverage for property damage and business interruption.  Losses due to physical damage are recognized during the accounting period in which they occur while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable.  Losses, which are reduced by the related insurance recoveries, are recorded as operating, maintenance and management expenses on the accompanying consolidated statements of income.  Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved.  Anticipated recoveries for lost rental revenue due to property damage are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.
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
When available, we utilize quoted market prices from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources.
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

Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to continue to qualify for treatment as a REIT.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 4, 2016, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2015 through December 31, 2015. On February 1, 2016, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2016 through January 31, 2016. On March 1, 2016, we paid distributions of $1.0 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2016 through February 28, 2016.
Distributions Declared
On January 21, 2016, our board of directors declared distributions based on daily record dates for the period March 1, 2016 through March 31, 2016, which we expect to pay in April 2016. On March 10, 2016, our board of directors declared distributions based on daily record dates for the period from April 1, 2016 through April 30, 2016, which we expect to pay in May 2016, and distributions based on daily record dates for the period from May 1, 2016 through May 31, 2016, which we expect to pay in June 2016. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the initial primary offering price for our Initial Offering of $10.00 per share or a 6.32% annualized rate based on our December 8, 2015 estimated value per share of $10.29.
Advisory Agreement Amendment
On March 15, 2016, we and our advisor entered into an amendment to the advisory agreement (as amended, the “Amended Advisory Agreement”) between the parties to amend certain terms related to the disposition fee payable to our advisor by us. For more information, see Item 9B, “Other Information - Advisory Agreement Amendment.”

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
The table below summarizes the outstanding principal balance, the weighted-average interest rates and the fair values for our notes payable as of December 31, 2015 based on the maturity dates (dollars in thousands):

	Maturity Date						Total Value
	2016	2017	2018	2019	2020	Thereafter		Fair Value
Notes payable, principal outstanding
Fixed Rate	$—	$27,566	$72,923	$134,077	$—	$53,883	$288,449	$284,160
Weighted-average interest rate	—	2.6%	2.6%	3.7%	—	3.7%	3.3%
Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2015, the fair value estimate of our fixed rate debt was $284.2 million and the outstanding principal balance of our fixed rate debt was $288.4 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2015. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, to the extent we have any variable rate debt, movements in interest rates on variable rate debt would change our future earnings and cash flows, but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. As of December 31, 2015, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt as of December 31, 2015 was 3.3%. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2015.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2015, all items required to be disclosed under Form 8-K were reported under Form 8-K.
Advisory Agreement Amendment
On March 15, 2016, we and our advisor entered into the Amended Advisory Agreement to amend certain terms related to the disposition fee payable to our advisor by us. Prior to the amendment made in the Amended Advisory Agreement, the advisory agreement provided that if our advisor or any of its affiliates provided a substantial amount of services (as determined by the conflicts committee) in connection with the sales of single assets, we would pay our advisor or its affiliates a disposition fee of 1% of the contract sales price of the asset sold. The Amended Advisory Agreement provides that the 1% disposition fee may be payable upon the sale of a single asset or the sale of all or a portion of our assets through a portfolio sale, merger or other business combination transaction, if the conflicts committee determines that our advisor or its affiliates has provided a substantial amount of services related to such sale. This was the only change made in the Amended Advisory Agreement.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our directors and executive officers.

Name	Position(s)	Age *
C. Preston Butcher	Chairman of the Board and Director	77
Peter M. Bren	President and Director	82
W. Dean Henry	Chief Executive Officer	70
Guy K. Hays	Executive Vice President	55
Peter McMillan	Executive Vice President	58
Jeffrey K. Waldvogel	Chief Financial Officer	38
Stacie K. Yamane	Chief Accounting Officer	51
Gary T. Kachadurian	Independent Director	65
Michael L. Meyer	Independent Director	77
Ronald E. Zuzack	Independent Director	73
_____________________
* As of March 1, 2016.
C. Preston Butcher is our Chairman of the Board and one of our directors, positions which he has held since August 2009. From August 2009 until August 2012, Mr. Butcher also served as our Chief Executive Officer. Mr. Butcher is also the Chairman of the Board of LPI Inc. He joined Lincoln Property Company in 1968 and was President of the Western Region until 1998 at which time he became Chairman of the Board and Chief Executive Officer of LPI Inc. Since August 2012, Mr. Butcher has served only as Chairman of LPI Inc. In 1999, Mr. Butcher purchased the interests of the other Lincoln Property Company stockholders in the Western Region operations and continued these operations under the new “Legacy Partners” name. Commencing as of January 1, 2013, Mr. Butcher indirectly through a trust owns and controls 60% of LPI Inc. and 60% of LPRR LLC. As Chairman of LPI Inc., Mr. Butcher oversees the management and operations of the Legacy Residential entities, including setting company strategy and monitoring performance. LPI Inc. oversees the management and operations of all of its affiliated Legacy residential-related entities (LPI Inc. and LPRR LLC, together with all such affiliated Legacy residential-related entities, are hereinafter collectively referred to as “Legacy Residential”).
Mr. Butcher was also the Chairman of the Board of Legacy Partners Commercial, LLC (“Legacy Commercial”), a position he held from 2003 through September, 2014, as well as a director of various other of the Legacy Commercial entities involved in the ownership of Legacy Partners Realty Fund I, LLC, Legacy Partners Realty Fund II, LLC and Legacy Partners Realty Fund III, LLC. Mr. Butcher sold his interest in these Legacy Commercial entities to NorthStar Realty Finance Corp. in September, 2014.
Mr. Butcher has been involved exclusively in real estate acquisitions, development, financing, management, and dispositions for over 48 years. Over the course of his career he has overseen the acquisition/development, financing, and management of over 600 real estate assets on behalf of private funds and sub-advisory accounts, encompassing over 74,000 residential units at an aggregate cost exceeding $6.6 billion. He also has overseen the acquisition/development, financing, and management of 128 million square feet of office and industrial space exceeding an aggregate cost of $10.93 billion. In terms of sales of real estate assets, Mr. Butcher has overseen the sale of over 500 assets exceeding an aggregate of $7.5 billion in cost.
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

Mr. Butcher is a co-founder and past Chairman of the Board and presently serves on the Executive Committee of the National Multifamily Housing Council. He was a co-founder of the California Housing Council. Mr. Butcher is also a member of the Policy Advisory Board of the Fisher Center for Real Estate at the University of California at Berkeley. Mr. Butcher is a past member of the Board of Trustees of the Urban Land Institute, a former director of BRE Properties, Inc. and a former director of NorthStar Realty Finance Corp. He is a director and a member of the audit and nominating and corporate governance committees of the Charles Schwab Corporation. Mr. Butcher was a founding board member of BRIDGE, a non-profit housing corporation created to provide low to moderate income housing. Mr. Butcher is also a past overseer of the Hoover Institution, Stanford University. Mr. Butcher received a Bachelor of Science in Electrical Engineering from the University of Texas at Austin.
The board of directors has concluded that Mr. Butcher is qualified to serve as one of our directors and as Chairman of the Board for reasons including his over 48 year track record of leadership and success in the real estate industry. Mr. Butcher’s familiarity with acquisition, development, financing and management of multi-family residential properties through numerous business cycles provides him with unique experience to guide the strategic direction of our business. Mr. Butcher’s superior leadership skills have been demonstrated through years overseeing the management and operations of Legacy Residential businesses and are expected to be a critical asset in leading the board of directors.
Peter M. Bren is our President and one of our directors, positions he has held since August 2009 and July 2009, respectively. He is also Chairman of the Board and President of our advisor, President of KBS REIT I, President of KBS REIT II, President of KBS REIT III and President of KBS Growth & Income REIT, positions he has held for these entities since October 2004, June 2005, August 2007, January 2010 and January 2015, respectively. In addition, Mr. Bren is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2009, 2005, 2007, 2009, 2008, 2013 and 2015, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our KBS sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. Bren is Chairman of the Board and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2015, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $21 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
Mr. Bren oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ operations, including the acquisition, management and disposition of individual investments and portfolios of investments for KBS-sponsored programs and KBS-advised investors. He also directs all facets of KBS Capital Advisors’ and KBS Realty Advisors’ business activities and is responsible for investor relationships.
Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to taking his current positions as Chairman of the Board and President of KBS Capital Advisors and KBS Realty Advisors, he served as the President of The Bren Company, was a Senior Partner of Lincoln Property Company and was President of Lincoln Property Company, Europe. Mr. Bren is also a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. He is also a member of the Real Estate Roundtable in Washington, D.C.
The board of directors has concluded that Mr. Bren is qualified to serve as one of our directors for reasons including his extensive industry and leadership experience. With over 40 years of real estate experience, including over 30 years as a senior partner of Lincoln Property Company focused on financing, developing, leasing and managing apartment properties, Mr. Bren has the depth and breadth of experience to implement our business strategy. As our President and a principal of our external advisor, Mr. Bren is well-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as President of KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT, Mr. Bren brings to the board demonstrated management and leadership ability.

W. Dean Henry is our Chief Executive Officer, a position he has held since August 2012. He served as one of our Executive Vice Presidents from August 2009 through August 2012. He is also the Chief Executive Officer of LPI Inc., a position he has held since August 2012. Mr. Henry joined Lincoln Property Company in 1973 and was promoted to Senior Vice President in charge of all residential operations of the Western Region in 1995, and then became the President and Chief Operating Officer of LPI Inc. in 1998. Mr. Henry served as President only of LPI Inc. from 2001 through August 2012, when he was appointed Chief Executive Officer. Commencing as of January 1, 2013, Mr. Henry indirectly through a trust owns and controls 30% of LPI Inc. and 30% of LPRR LLC.
As Chief Executive Officer of LPI Inc., Mr. Henry oversees the management and operations of the Legacy Residential entities, including setting out company strategy and monitoring performance. As a member of Legacy Residential’s Investment Acquisition and Management Committee, he reviews and approves the acquisition, financing, and disposition of multifamily real estate investments. Mr. Henry routinely reviews significant asset and property management issues and the status and progress of properties under development. He is also responsible for investor relationships.
Mr. Henry has been involved exclusively in multifamily real estate acquisitions, development, financing, management, and dispositions for over 43 years. Over the course of his career, he has overseen the acquisition/development, financing, and management of over 38,000 residential units at an aggregate cost of $4.9 billion.
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
Mr. Henry serves on the Executive Committee of the National Multifamily Housing Council. He is a member of the Policy Advisory Board of the Center for Real Estate at the University of California at Berkeley, and is an active member of the Urban Land Institute. Mr. Henry is past Chairman of the San Francisco YMCA and a former Board Member of Mercy Housing, a not for-profit affordable housing organization which has participated in the development, preservation and/or financing of more than 36,900 affordable homes in the United States. Mr. Henry currently serves as Chairman of the Multifamily Leadership Board of the National Association of Home Builders. Mr. Henry received a Bachelor’s degree in Political Science from University of Puget Sound.
Guy K. Hays is one of our Executive Vice Presidents, a position he has held since August 2009. Mr. Hays is also President of LPI Inc., a position he has held since August 2012. Mr. Hays joined Lincoln Property Company in 1986, was promoted to Vice President of Finance for all residential operations of the Western Region in 1995, and became Senior Vice President - Finance of LPI Inc. in 1998, then Senior Vice President and Chief Financial Officer - Residential in 2001, Senior Managing Director and Chief Financial Officer in January 2008, and Executive Managing Director and Chief Financial Officer in January 2009. Commencing as of January 1, 2013, Mr. Hays indirectly through a trust owns and controls 10% of LPI Inc. and 10% of LPRR LLC.
As President of LPI Inc., Mr. Hays oversees the management, operations and financial affairs of the Legacy Residential entities, including setting out company strategy and monitoring financial performance. As a member of Legacy Residential’s Investment Acquisition and Management Committee, he reviews and approves the acquisition, financing, and disposition of multifamily real estate investments. Mr. Hays routinely reviews significant asset and property management related issues, as well as the financing of properties and the firm’s banking, accounting and reporting functions. He is also responsible for investor, lender, and banking relationships.
Over the course of his career, he has overseen the acquisition/development and financing of over 26,000 residential units at an aggregate cost of approximately $4.5 billion. Since 2002, Mr. Hays has been a key figure in Legacy Residential’s sponsorship of the $269 million Legacy Partners Affordable Housing Fund, advising and investing on behalf of the State of California Public Employees’ Retirement System. He has also been a key figure in Legacy Residential’s affiliated entities’ real estate investment, management, and disposition activities as a sub-advisor to institutional clients. Mr. Hays has been involved in entities, as a sub-advisor, that raised and invested nearly $1 billion from large institutional clients such as the AFL-CIO Building Investment Trust, AIG Global Real Estate Investment Corp., BlackRock Realty Advisors, Inc., Capmark Investments, LP, a subsidiary of Capmark Financial Group Inc. (formerly known as GMAC Commercial Holding Corp.), Donaldson Lufkin & Jenrette, Inc. (now Credit Suisse (USA), Inc.), Equity Residential, and Goldman Sachs.

Prior to joining Lincoln Property Company in 1986, Mr. Hays was with Kenneth Leventhal and Company, a CPA firm specializing in real estate, in Dallas, Texas where he earned his Certified Public Accountant designation. Mr. Hays is an active member of the National Multifamily Housing Council. Mr. Hays received a Bachelor of Science in Accounting from Oral Roberts University.
Peter McMillan III is one of our Executive Vice Presidents, a position he has held since August 2009. He is also an Executive Vice President, the Treasurer and Secretary and a director of KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT, positions he has held for these entities since June 2005, August 2007, January 2010 and January 2015, respectively. He is President, Chairman of the Board and a director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since December 2008 and February 2013, respectively. In addition, Mr. McMillan is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2009, 2005, 2007, 2009, 2008, 2013 and 2015, respectively. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our KBS sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC which, from August 2003 until December 2012, was an asset management company. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the Board of Trustees of Metropolitan West Funds and TCW Mutual Funds and is a former director of Steinway Musical Instruments, Inc.
Jeffrey K. Waldvogel is our Chief Financial Officer, Treasurer and Secretary, positions he has held since June 2015. He is also the Chief Financial Officer of our advisor, and Chief Financial Officer and Assistant Secretary of KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT, positions he has held for each of these entities since June 2015. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since June 2015.
Mr. Waldvogel has been employed by an affiliate of our advisor since November 2010. With respect to the KBS-sponsored REITs advised by our advisor, he served as the Director of Finance and Reporting from July 2012 to June 2015 and as the VP Controller Technical Accounting from November 2010 to July 2012. In these roles Mr. Waldvogel was responsible for overseeing internal and external financial reporting, valuation analysis, financial analysis, REIT compliance, debt compliance and reporting, and technical accounting.
Prior to joining an affiliate of KBS Realty Advisors in 2010, Mr. Waldvogel was an audit senior manager at Ernst & Young LLP. During his eight years at Ernst & Young LLP, where he worked from October 2002 to October 2010, Mr. Waldvogel performed or supervised various auditing engagements, including the audit of financial statements presented in accordance with GAAP, as well as financial statements prepared on a tax basis. These auditing engagements were for clients in a variety of industries, with a significant focus on clients in the real estate industry.
In April 2002, Mr. Waldvogel received a Master of Accountancy Degree and Bachelor of Science from Brigham Young University in Provo, Utah. Mr. Waldvogel is a Certified Public Accountant (California).
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since August 2009. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, positions she has held for these entities since October 2008, October 2008, October 2008, January 2010, August 2009, February 2013 and January 2015, respectively. From July 2007 to December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008 she served as Controller of KBS REIT II; from October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I and from June 2005 to October 2008 she served as Controller of KBS REIT I.

Ms. Yamane also serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held since 2004. She served as a Vice President/Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, from 2004 through 2015, Ms. Yamane was responsible for client accounting/reporting for two real estate portfolios. These portfolios consisted of industrial, office and retail properties as well as land parcels. Ms. Yamane worked closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assisted in the supervision and management of KBS Realty Advisors’ accounting department.
Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her over 25 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).
Gary T. Kachadurian is one of our independent directors, a position he has held since January 2010. Mr. Kachadurian has 36 years of real estate experience specializing in land and asset acquisition, construction, development, financing, and management. Since 2012, Mr. Kachadurian has served as vice chairman of BRG Manager, LLC, the manager of Bluerock Residential Growth REIT, Inc., a REIT focusing on apartment communities. Also, as President of The Kachadurian Group LLC (f/k/a Kach Enterprises, LLC) from October 2006 to the present, he has been retained as consultant on apartment acquisition and development transactions. From August 2007 until its sale in January 2015, Mr. Kachadurian served as Chairman of Apartment Realty Advisors, the nation’s largest privately owned multihousing investment advisory company.
Mr. Kachadurian formerly served as Senior Managing Director for Global Business Development for Deutsche Bank Real Estate. His responsibilities included raising equity in Japan, Germany, and other countries for new real estate products. Until May 2005 he was also a senior member of the Policy Committee of RREEF, a leading pension fund advisor, in addition to being a member of RREEF’s Investment Committee for 14 years. He was in charge of RREEF’s National Acquisitions Group and Value-Added and Development lines of business from 1999 to 2002, and also had oversight in the acquisition and management of RREEF’s 24,000 unit apartment investment portfolio. Prior to joining RREEF, he was the Midwest Regional Operating Partner for Lincoln Property Company, developing and managing apartment communities in Illinois, Indiana, Wisconsin, Kansas and Pennsylvania.
Mr. Kachadurian is a director of Pangea Real Estate, a director and member of the investment committee of Bluerock Residential Growth REIT and served as a director and chairman of the audit committee of Leaders Bank in Oak Brook, Illinois. Mr. Kachadurian is a founding Board Member of the Chicago Apartment Association and is former Chairman of the National Multifamily Housing Council. He has been a featured speaker and panelist at many apartment industry events and is a past Chairman of the Village Foundation of Children’s Memorial Hospital. Mr. Kachadurian received his B.S. in Accounting from the University of Illinois.
The board of directors has concluded that Mr. Kachadurian is qualified to serve as one of our independent directors for reasons including the depth and breadth of his experience in the rental apartment industry, including longstanding experience as a developer, owner and manager of apartment properties. His extensive understanding of these varied aspects of our industry provide the board with an invaluable resource for assessing and managing risks and planning corporate strategy. In addition, in the course of serving on the boards of several companies and other large organizations involved in the apartment industry, Mr. Kachadurian has developed strong leadership and consensus building skills that are a valuable asset to the board of directors.

Michael L. Meyer is one of our independent directors and is the chair of the audit committee, positions he has held since January 2010. He is also an independent director and chair of the audit committee of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, positions he has held since October 2009 and April 2014, respectively. Mr. Meyer is a private real estate investor and since 1999 has been the Chief Executive Officer of the Michael L. Meyer Company. The Michael L. Meyer Company is a principal and/or manager of real estate entities and provides those entities with property acquisition, financing and management services and advice. Since June 2006, Mr. Meyer also has been a principal of TwinRock Partners, LLC (formerly known as AMG Realty Investors, LLC), a commercial and residential real estate investment company. From 2000 to 2003, Mr. Meyer was a principal in Advantage 4 LLC, a provider of telecommunications systems for real estate projects. From 1999 to 2003, Mr. Meyer was also a principal of Pacific Capital Investors, which acquired non-performing loans secured by real estate in Japan. From 1974 to 1998, Mr. Meyer was Managing Partner-Orange County and Audit Partner of the E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP and its predecessor. Mr. Meyer is a director and member of the audit, compensation, director’s loan, nominating and governance and executive committees of Opus Bank positions he has held since September 2010. Additionally, Mr. Meyer served as a director and member of the audit committee of City National Bank and City National Corporation, from 1999 to 2010, as a director and member of the audit committee of William Lyon Homes, Inc. from 2000 to 2005 and as a director and chair of the audit committee of Paladin Realty Income Properties, Inc. from 2004 to 2014
Mr. Meyer was inducted into the California Building Industry Foundation Hall of Fame in June of 1999 for outstanding achievements in the real estate industry and community. Mr. Meyer was also the recipient of the University of California Irvine Graduate School of Management Real Estate Program Lifetime Achievement Award. Mr. Meyer received a Bachelor’s of Business Administration from the University of Iowa. He is a Certified Public Accountant (inactive California).
The board of directors has concluded that Mr. Meyer is qualified to serve as one of our independent directors and the chairman of the audit committee for reasons including his expertise with respect to residential and commercial real estate investments and accounting and financial reporting matters. With over 13 years of experience investing in residential and commercial real estate and providing residential and commercial real estate acquisition, financing and management services and advice, Mr. Meyer is well-positioned to advise the board with respect to potential investment opportunities and investment management. In addition, with 37 years of experience as an independent Certified Public Accountant or auditor for real estate companies, Mr. Meyer provides the board of directors with substantial expertise regarding real estate accounting and financial reporting matters. Further, Mr. Meyer’s experience as a director and chairman of the audit committee of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II and as a director and member of the audit committee of Opus Bank, and his prior experience as a director and member of the audit, compensation, director’s loan, nominating and governance and executive committees of City National Bank and City National Corporation, as a director and member of the audit committee of William Lyon Homes, Inc. and as a director and chair of the audit committee of Paladin Realty Income Properties, Inc. provide him with an understanding of the requirements of serving on a public company board.
Ronald E. Zuzack is one of our independent directors and is the chair of the conflicts committee, positions he has held since January 2010. From August 2010 until September 2011, Mr. Zuzack was a Senior Advisor and Investment Committee Member of WestRock, an apartment investment company. From January 2008 until February 2010, Mr. Zuzack served as Global Chief Operating Officer for BlackRock Realty Advisors, Inc.’s Real Estate Equity Business. Mr. Zuzack also has served as Chairman of Blackrock Realty Advisor’s Operating Committee and a member of the Executive, Investment and Leadership Committees for the firm’s Real Estate Group. BlackRock Realty Advisors is a leading real estate equity investment manager and manages a variety of separate accounts, closed-end funds and open-end funds with a focus on core, value-added and opportunistic investment strategies. BlackRock Realty Advisors is a division of BlackRock, Inc., a premier provider of global investment management, risk management and advisory services. In his capacity as Global COO, Mr. Zuzack was responsible for the day-to-day operations of a platform in the Americas, the UK, Continental Europe, Australia and Asia with total assets under management of approximately $26 billion.
Mr. Zuzack joined BlackRock Realty’s predecessor, SSR Realty Advisors, Inc., in 1981 as a Portfolio Manager, serving as Executive Vice President and Director of Portfolio Services from 1988 to 1997, Chief Investment Officer from 1996 to 1997, Head of Acquisitions, Dispositions and Financing from 1997 to December 2005, and Head of BlackRock Realty Americas from January 2006 to January 2008. Prior to joining SSR Realty Advisors, he held positions as Vice President and Real Estate Manager with Union Bank and as Vice President, Development and Property Manager for Inter-Cal Real Estate Corporation.
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

The board of directors has concluded that Mr. Zuzack is qualified to serve as one of our independent directors and the chairman of the conflicts committee for reasons including his extensive experience as an investment fiduciary representing the interests of stockholder clients. Mr. Zuzack’s 29 years as an active investor in apartment properties provide him with specific knowledge of our market segment and related financing activities and position him very well to provide the board of directors with valuable industry-specific insight and experience. Furthermore, Mr. Zuzack’s experience also prepares him well for service on the audit committee. As Global COO of BlackRock Realty Advisors, Mr. Zuzack had overall responsibility for the financial performance of that company, including supervision of the principal financial officer, regular reviews of financial statements, and frequent consideration of issues related to the conduct of audits, assessment of internal controls and procedures for financial reporting.
Corporate Governance
The Audit Committee
The board of directors has established an audit committee. The audit committee’s function is to assist the board of directors in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) our compliance with legal and regulatory requirements, (iv) our independent auditors’ qualifications, performance and independence, and (v) the performance of our internal audit function. The members of the audit committee are Michael L. Meyer (Chairman), Gary T. Kachadurian and Ronald E. Zuzack. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that Mr. Meyer satisfies the SEC’s requirements for an “audit committee financial expert.” Mr. Meyer serves on the audit committees of three other public companies, in addition to his service on our audit committee. The board of directors has affirmatively determined that such simultaneous service by Mr. Meyer on the audit committees of the three other public companies will not impair his ability to effectively serve on our audit committee.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at http://www.kbslegacyreit.com.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our conflicts committee, which is composed of all of our independent directors, discharges the board of directors’ responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor and/or sub-advisor and/or their affiliates and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence - Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by the conflicts committee, based upon recommendations from our advisor. Two of our executive officers, Messrs. Bren and McMillan, participate in the management and control of our advisor, and through our advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2015.

Name	Fees Earned or Paid in Cash in 2015 (1)	All Other Compensation	Total
Gary T. Kachadurian	$91,833	$—	$91,833
Michael L. Meyer	97,833	—	97,833
Ronald E. Zuzack	99,833	—	99,833
Peter M. Bren (2)	—	—	—
C. Preston Butcher (2)	—	—	—
_____________________
(1) Fees Earned or Paid in Cash in 2015 include meeting fees earned in: (i) 2014 but paid or reimbursed in the first quarter of 2015 as follows: Mr. Kachadurian $7,333, Mr. Meyer $7,333, and Mr. Zuzack $8,333; and (ii) 2015 and paid or to be paid in 2016 as follows: Mr. Kachadurian $9,333, Mr. Meyer $10,333, and Mr. Zuzack $10,333.
(2) Directors who are also our executive officers do not receive compensation for services rendered as a director.
Cash Compensation
We compensate each of our independent directors with an annual retainer of $40,000. In addition, we pay our independent directors for attending board and audit or conflicts committee meetings as follows:

•	$2,500 for each board meeting attended;

•	$2,500 for each audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each audit or conflicts committee meeting attended);

•	$2,000 for each teleconference board meeting attended; and

•	$2,000 for each teleconference audit or conflicts committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference audit or conflicts committee meeting attended).
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 1, 2016, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percent of All Shares
C. Preston Butcher, Chairman of the Board and Director (1)	20,000 (3)	*
Peter M. Bren, President and Director (1)	20,000 (3)	*
W. Dean Henry, Chief Executive Officer (1)	20,000 (3)	*
Guy K. Hays, Executive Vice President (1)	20,000 (3)	*
Peter McMillan III, Executive Vice President (1)	20,000 (3)	*
Jeffrey K. Waldvogel, Chief Financial Officer, Treasurer and Secretary	—	—
Stacie K. Yamane, Chief Accounting Officer	—	—
Gary T. Kachadurian, Independent Director	—	—
Michael L. Meyer, Independent Director	—	—
Ronald E. Zuzack, Independent Director	—	—
All directors and executive officers as a group	20,000 (3)	*
Trinity Christian Center	1,045,017 (4)	5.11
_____________________
*Less than 1% of the outstanding common stock
(1) The address of this beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) None of the shares is pledged as security.
(3) Includes 20,000 shares owned by KBS-Legacy Apartment Community REIT Venture, LLC, which is indirectly owned and controlled by C. Preston Butcher, W. Dean Henry, Guy K. Hays, Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr.
(4) The address of this beneficial owner is 2442 Michelle Drive, Tustin, California 92780.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the directors, and all of the members of the audit committee and the conflicts committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The board of directors has determined that Gary T. Kachadurian, Michael L. Meyer and Ronald E. Zuzack each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a director. None of these directors has ever served as (or is related to) an employee of ours or of any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.

Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Offering Policy. We ceased offering shares in the primary Follow-on Offering on March 31, 2014. We continue to offer shares of common stock under our dividend reinvestment plan and may do so until we have sold all $760,000,000 of shares available for sale. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to: (i) the repurchase of shares under our share redemption program; (ii) capital expenditures and leasing costs related to our real estate investments; (iii) reserves required by any financings of our real estate investments; and (iv) the repayment of debt. For the year ended December 31, 2014, the costs of raising capital in the primary Follow-on Offering and our dividend reinvestment plan represented approximately 10.3% of the capital raised. For the year ended December 31, 2015, the costs of raising capital in our dividend reinvestment plan represented less than 1% of the capital raised.
Acquisition and Investment Policies. We did not acquire any real estate properties during the period from January 1, 2015 through January 31, 2016. We do not anticipate making additional real estate acquisitions. We have used substantially all of the net proceeds from the primary Offerings to invest in and manage a portfolio of high quality, core apartment communities located throughout the United States, with the goal of attaining a portfolio of income-producing properties that provide attractive and stable returns to our stockholders and that would allow us to preserve and return our stockholders’ capital contributions. As of December 31, 2015, we owned 11 apartment complexes. The properties we owned as of December 31, 2015 encompass 3.1 million rentable square feet.
Borrowing Policies. We financed all of our real estate properties with a combination of the proceeds from the primary Offerings and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. Our management remains vigilant in monitoring the risks inherent in our portfolio and is taking actions to ensure that we are positioned to take advantage of the current conditions in the capital markets. We may use debt financing to pay for capital improvements or repairs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital. We limit our total liabilities to 75% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of January 31, 2016, our borrowings and other liabilities were approximately 66% of the cost (before deducting depreciation or other noncash reserves) of our tangible assets.
Disposition Policies. We generally intend to hold our core properties for five to ten years, which we believe is a reasonable period to enable us to capitalize on the potential for increased income and capital appreciation of properties. Our Legacy sponsors developed a well-defined exit strategy for each of our investments and periodically perform a hold-sell analysis on each asset in order to determine the optimal time to sell the asset and generate a strong return for our stockholders. These periodic analyses focus on the remaining available value enhancement opportunities for the asset, the demand for the asset in the marketplace, market conditions and our overall portfolio objectives to determine if the sale of the asset, whether via an individual sale or as part of a portfolio sale or merger, would generate a favorable return to our stockholders. Economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
Policy Regarding Working Capital Reserves. We establish an annual budget for capital requirements and working capital reserves that we update on a periodic basis during the year. We may use proceeds from our dividend reinvestment plan, debt proceeds and cash flow from operations to meet our needs for working capital for the upcoming year and to build a moderate level of cash reserves.
 Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2015 did not exceed the charter imposed limitation. For the four consecutive quarters ended December 31, 2015, total operating expenses represented approximately 0.7% of our average invested assets and approximately 21.7% of net income.

Our Policy Regarding Transactions with Related Persons. Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our Chief Financial Officer, via the Ethics Hotline, to an internal audit representative or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons. The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2014 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
As described further below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. Our KBS sponsors control and indirectly own KBS Capital Advisors and KBS Capital Markets Group. Messrs. Bren and McMillan are also two of our executive officers. All four of our KBS sponsors actively participate in the management and operations of our advisor. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber. Indirectly through their trusts, our Legacy sponsors own and control LPRR LLC, the co-manager of our sub-advisor, and LPI Inc., our property manager.
Our Relationship with KBS Capital Advisors. Since our inception and pursuant to the advisory agreement, KBS Capital Advisors has managed our day-to-day operations, retained the property managers for our property investments (subject to the authority of the board of directors and officers) and performed other duties. Among the services that are provided or have been provided by our advisor under the terms of the advisory agreement include the following:

•	finding, presenting and recommending to us real estate investment opportunities consistent with our investment policies and objectives;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring properties on our behalf in compliance with our investment objectives and policies;

•	arranging for financing and refinancing of our properties;

•	entering into leases and service contracts for our properties;

•	supervising and evaluating each property manager’s performance;

•	reviewing and analyzing the properties’ operating and capital budgets;

•	assisting us in obtaining insurance;

•	generating an annual budget for us;

•	reviewing and analyzing financial information for each of our assets and our overall portfolio;

•
formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;

•	performing investor-relations services;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the Internal Revenue Service and other regulatory agencies;

•	engaging in and supervising the performance of our agents, including our registrar and transfer agent; and

•	performing any other services reasonably requested by us.
Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring January 25, 2016 subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2014 through December 31, 2014, and from January 1, 2015 through the most recent date practicable, which was January 31, 2016, we compensated our advisor as set forth below.

Our advisor or its affiliates paid, and may pay in the future, some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with the Follow-on Offering, including our legal, accounting, printing, mailing and filing fees. We reimbursed and will reimburse our advisor for organization and offering costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts we spent on organization and offering expenses, does not exceed 15% of the gross proceeds of the primary Follow-on Offering and the offering under our dividend reinvestment plan as of the date of reimbursement. At the termination of the primary Follow-on Offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. From January 1, 2014 through December 31, 2014, our advisor incurred approximately $59,000 of organization and offering expenses on our behalf, related to our now-terminated primary Follow-on Offering, all of which we had reimbursed as of December 31, 2014. From January 1, 2015 through January 31, 2016, with respect to our dividend reinvestment plan, our advisor did not incur any organization and offering expenses on our behalf.
We incurred acquisition advisory fees payable to our advisor equal to 1.0% of the cost of investments acquired by us, including any acquisition expenses and any debt attributable to such investments. Acquisition advisory fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments. In addition to acquisition advisory fees, we reimburse our advisor for customary acquisition expenses, whether or not we ultimately acquire the asset. Acquisition advisory fees from January 1, 2014 through December 31, 2014 totaled approximately $0.7 million, all of which had been paid as of December 31, 2014. We did not incur any acquisition advisory fees from January 1, 2015 through January 31, 2016.
For asset management services, we pay our advisor a monthly fee. The asset management fee is a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs (regardless of the level of debt used to finance the investment), and (ii) 2.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs, less any debt used to finance the investment. Asset management fees from January 1, 2014 through December 31, 2014 totaled approximately $2.6 million, $0.3 million of which had been paid and $2.3 million of which had been deferred pursuant to the deferral procedures described below, as of January 31, 2016.
The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that an AFFO Surplus is generated. The amount of any AFFO Surplus in a given month shall be applied first to pay to our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. As of January 31, 2016, we had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the advisory agreement, as we believed the payment of this amount to our advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above. See below for information relating to asset management fees incurred from January 1, 2015 through January 31, 2016.
In addition, the advisory agreement defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers our obligation to pay an asset management fee for any month in which our MFFO for such month, as such term is defined in the practice guideline issued by the Investment Program Association in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which an MFFO Surplus is generated; however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by our advisor in accordance with the advisory agreement. As of January 31, 2016, we had accrued and deferred payment of $2.3 million of asset management fees for January 1, 2014 through December 31, 2014 under the advisory agreement, as the Company believed the payment of this amount to the Advisor was considered probable at the time it was recorded. As of January 31, 2016, we incurred $3.0 million of asset management fees for January 1, 2015 through January 31, 2016. However, we only recorded $0.7 million pursuant to the limitations in the advisory agreement as noted above. We did not accrue the remaining $2.3 million of these deferred asset management fees as it is uncertain whether any of these amounts will be paid in the future.

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
Under the advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. At this time, our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses). Furthermore, we currently do not reimburse our advisor or its affiliates for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2014 through December 31, 2014, we reimbursed our advisor for approximately $0.4 million of operating expenses, including $0.1 million of employee costs. The remaining $0.3 million of operating expenses relates to operating and general and administrative expenses incurred by our advisor on our behalf. From January 1, 2015 through January 31, 2016, we reimbursed our advisor for approximately $0.4 million of operating expenses, including $0.2 million of employee costs. The remaining $0.2 million of operating expenses relates to operating and general and administrative expenses incurred by our advisor on our behalf.
 In connection with the Offerings, our sponsors agreed to provide additional indemnification to one of the participating broker dealers. We agreed to add supplemental coverage to our directors’ and officers’ insurance coverage to insure our sponsors’ obligations under this indemnification agreement in exchange for reimbursement to us by our sponsors for all costs, expenses and premiums related to this supplemental coverage. From January 1, 2014 through December 31, 2014, our advisor incurred $87,000 for the costs of the supplemental coverage obtained by us and from January 1, 2015 through January 31, 2016, our advisor incurred $61,000 for the costs of the supplemental coverage obtained by us, all of which had been paid to the insurer or reimbursed to us as of January 31, 2016.
The conflicts committee considers our relationship with our advisor and our KBS sponsors during 2014 and 2015 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with certain affiliates of our Legacy sponsors. In connection with certain of our property acquisitions, we, through separate indirect wholly owned subsidiaries, entered into the Services Agreements with LPR, pursuant to which LPR provided certain account maintenance and bookkeeping services related to these properties. Under each Services Agreement, we paid LPR a monthly fee in an amount equal to 1% of each property’s gross monthly collections. Unless otherwise provided for in an approved operating budget for a property, LPR was responsible for all expenses that it incurred in rendering services pursuant to each Services Agreement. Each Services Agreement had an initial term of one year and continued thereafter on a month-to-month basis unless either party gave 30 days’ prior written notice of its desire to terminate the Services Agreement. Notwithstanding the foregoing, we had the right to terminate each Services Agreement at any time without cause upon 30 days’ prior written notice to LPR. As described below, as of June 9, 2015, each of the Services Agreements had been terminated. Aggregate fees under the Services Agreements from January 1, 2014 through December 31, 2014 totaled approximately $0.3 million and aggregate fees under the Services Agreements from January 1, 2015 through January 31, 2016 totaled approximately $0.1 million, all of which had been paid as of January 31, 2016. For more information on the Services Agreements, see Part I, Item 1, “Business - Objectives and Strategies - Investment Strategies - Property Management and Other Services.”

During the year ended December 31, 2015, we, through the Property Owners, entered into the Property Management Agreements with LPI Inc. pursuant to which LPI Inc. will provide, among other services, general property management services, including bookkeeping and accounting services, construction management services and budgeting and business plans for our properties. The termination of services under the Services Agreements was negotiated to coincide with the Effective Date of the respective Property Management Agreement. Under the Property Management Agreements, each Property Owner will pay LPI Inc.: (i) a monthly fee based on a the Management Fee Percentage, (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPI Inc. and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPI Inc. for retail leases executed that were procured or obtained by LPI Inc., (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel. Unless otherwise provided for in an approved operating budget, LPI Inc. will be responsible for all expenses that it incurs in rendering services pursuant to each Property Management Agreement. Aggregate fees and reimbursable expenses under the Property Management Agreements from January 1, 2015 through January 31, 2016 totaled approximately $3.8 million, of which $0.1 million was payable as of January 31, 2016. For more information on the Property Management Agreements, see Part I, Item 1, “Business - Objectives and Strategies - Investment Strategies - Property Management and Other Services.”
The conflicts committee considers our relationship with these affiliates of our Legacy sponsors during 2014 and 2015 to be fair. The conflicts committee believes that the amounts payable to these affiliates of our Legacy sponsors are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for these affiliates of our Legacy sponsors to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. Pursuant to the Follow-on Dealer Manager Agreement, KBS Capital Markets Group was entitled to receive selling commissions and dealer manager fees of up to 9.5% of the gross proceeds of our primary Follow-on Offering (no selling commissions or dealer manager fees are payable with respect to sales under our dividend reinvestment plan). All or a portion of the selling commissions were not charged with regard to shares sold to certain categories of purchasers. A reduced dealer manager fee was payable with respect to certain volume discount sales. Our dealer manager reallowed 100% of selling commissions to broker-dealers participating in the primary Follow-on Offering. From its dealer manager fee, our dealer manager could reallow to any participating broker-dealer up to 1.0% of the gross primary offering proceeds attributable to that participating broker-dealer as a marketing fee (in special cases, our dealer manager had the option to increase the amount of this reallowance).
From January 1, 2014 through December 31, 2014, we incurred selling commissions of $0.4 million, all of which had been paid as of December 31, 2014 and all of which was reallowed by our dealer manager to participating broker-dealers, and we incurred dealer manager fees of $0.2 million, all of which had been paid as of December 31, 2014 and of which $0.1 million was reallowed by our dealer manager to participating broker-dealers.
In addition to selling commissions and dealer manager fees, we were also obligated to reimburse our dealer manager and its affiliates for certain items of underwriting compensation that they incurred on our behalf. These expenses include, among others: the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers); attendance and sponsorship fees and travel, meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers; and, in special cases, reimbursement to participating broker-dealers for technology costs associated with the Follow-on Offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of our shares by such broker-dealers and the ownership of our shares by such broker-dealers’ customers. We reimbursed our dealer manager for such underwriting compensation as discussed in the prospectus for the Follow-on Offering, provided that within 30 days after the end of the month in which the primary Follow-on Offering terminated, our dealer manager was required to reimburse us to the extent that our reimbursements caused total underwriting compensation for the primary Follow-on Offering to exceed 10% of the gross offering proceeds from the primary Follow-on Offering. We also directly paid or reimbursed our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. From January 1, 2014 through December 31, 2014, our dealer manager sought reimbursement for $0.1 million in expenses, which related to the Follow-on Offering, all of which had been paid as of December 31, 2014. Because of the aggregate underwriting compensation incurred in the primary Follow-on Offering, on August 20, 2014, our dealer manager made a payment to us of $55,000.

We entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2014 through December 31, 2014, we incurred and paid $12,000 of costs and expenses related to the AIP Reimbursement Agreement. From January 1, 2015 through January 31, 2016, we incurred and paid $12,000 of costs and expenses related to the AIP Reimbursement Agreement.
We ceased offering shares in the primary Follow-on Offering on March 31, 2014. We continue to offer shares under our dividend reinvestment plan.
The conflicts committee believes that these arrangements with our dealer manager are fair.
Our Relationship with other KBS-Sponsored REITs. On January 6, 2014, we, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, our dealer manager, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. Our dealer manager’s and our advisor’s respective portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above.
During the years ended December 31, 2014 and 2015, no other transactions occurred between us and KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT. The conflicts committee considers our relationship with other KBS-affiliated entities during 2014 and 2015 to be fair.
The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our stockholders because they provide us with the highest likelihood of achieving our investment objectives.

March 10, 2016	The Conflicts Committee of the Board of Directors: Ronald E. Zuzack (Chairman), Gary T. Kachadurian and Michael L. Meyer

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2015, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
Pre-Approval Policies
In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
For the years ended December 31, 2015 and 2014, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2015 and 2014, are set forth in the table below.

	2015	2014
Audit fees	$350,000	$443,000
Audit-related fees	—	15,580
Tax fees	52,590	60,791
All other fees	333	333
Total	$402,923	$519,704
For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-29 through F-30 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization

(b)	Exhibits
EXHIBIT LIST

Ex.	Description

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

4.2	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed May 10, 2013

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of January 25,
2015, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 9, 2015

10.2
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Watertower LLC, dated as of April 7, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed May 14, 2015

10.3
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Crystal LLC, dated as of April 14, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed May 14, 2015

10.4
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Pikesville LLC, dated as of April 28, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed May 14, 2015

10.5
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Lofts LLC, dated as of May 5, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed May 14, 2015

10.6
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Lombard LLC, dated as of May 12, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed May 14, 2015

10.7
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Poplar LLC, dated as of May 14, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed May 14, 2015

10.8
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Wesley LLC, dated as of May 19, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 11, 2015

Ex.	Description

10.9
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Grand LLC, dated as of May 21, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 11, 2015

10.10
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Millennium LLC, dated as of May 27, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 11, 2015

10.11
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Greer LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 11, 2015

10.12
Property Management Agreement, by and between Legacy Partners Residential, Inc. and KBS Legacy Partners Dakota Hill LLC, dated as of June 9, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed August 11, 2015

10.13	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of January 25, 2016

10.14	Amendment No. 1 to the Advisory Agreement by and between the Company and KBS Capital Advisors LLC dated as of March 15, 2016

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fifth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed October 17, 2014

99.2	Consent of CBRE, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Legacy Partners Apartment REIT, Inc.

We have audited the accompanying consolidated balance sheets of KBS Legacy Partners Apartment REIT, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule in Item 15(a), Schedule III — Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Legacy Partners Apartment REIT, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU No. 2015-03), effective December 31, 2015.

/s/ Ernst & Young LLP
Irvine, California
March 18, 2016

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Real estate:
Land	$46,828	$46,828
Buildings and improvements	365,219	363,379
Total real estate, cost	412,047	410,207
Less accumulated depreciation and amortization	(35,713)	(24,344)
Total real estate, net	376,334	385,863
Cash and cash equivalents	20,193	23,878
Restricted cash	4,676	4,570
Prepaid expenses and other assets	4,976	5,278
Total assets	$406,179	$419,589
Liabilities and stockholders’ equity
Notes payable, net	$284,488	$289,569
Accounts payable and accrued liabilities	5,236	5,281
Due to affiliates	4,894	4,797
Distributions payable	1,133	1,109
Other liabilities	2,163	1,570
Total liabilities	297,914	302,326
Commitments and contingencies (Note 8)
Redeemable common stock	894	1,539
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,508,397 and 20,084,830 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	205	201
Additional paid-in capital	176,476	172,448
Cumulative distributions and net losses	(69,310)	(56,925)
Total stockholders’ equity	107,371	115,724
Total liabilities and stockholders’ equity	$406,179	$419,589
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$44,613	$42,200	$32,825
Total revenues	44,613	42,200	32,825
Expenses:
Operating, maintenance, and management	8,674	10,977	8,500
Real estate taxes and insurance	6,144	5,804	4,496
Asset management fees to affiliate	729	2,598	2,670
Property management fees and expenses to affiliate	3,523	281	207
Real estate acquisition fees to affiliate	—	701	1,186
Real estate acquisition fees and expenses	—	264	981
General and administrative expenses	2,176	2,374	2,199
Depreciation and amortization	12,090	12,577	12,366
Interest expense	10,501	10,261	8,000
Total expenses	43,837	45,837	40,605
Other income:
Interest and other income	15	77	35
Net income (loss)	$791	$(3,560)	$(7,745)
Net income (loss) per common share, basic and diluted	$0.04	$(0.18)	$(0.44)
Weighted-average number of common shares outstanding, basic and diluted	20,272,697	19,853,904	17,649,883
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2012	12,866,456	$129	$107,685	$(21,242)	$86,572
Issuance of common stock	6,538,502	65	65,074	—	65,139
Redemptions of common stock	(208,457)	(2)	(1,976)	—	(1,978)
Transfers to redeemable common stock	—	—	(2,532)	—	(2,532)
Distributions declared	—	—	—	(11,473)	(11,473)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(4,898)	—	(4,898)
Other offering costs	—	—	(2,025)	—	(2,025)
Net loss	—	—	—	(7,745)	(7,745)
Balance, December 31, 2013	19,196,501	$192	$161,328	$(40,460)	$121,060
Issuance of common stock	1,081,474	11	11,239	—	11,250
Redemptions of common stock	(193,145)	(2)	(1,851)	—	(1,853)
Transfers from redeemable common stock	—	—	2,888	—	2,888
Distributions declared	—	—	—	(12,905)	(12,905)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(536)	—	(536)
Other offering costs	—	—	(620)	—	(620)
Net loss	—	—	—	(3,560)	(3,560)
Balance, December 31, 2014	20,084,830	$201	$172,448	$(56,925)	$115,724
Issuance of common stock	595,095	6	5,730	—	5,736
Redemptions of common stock	(171,528)	(2)	(1,695)	—	(1,697)
Distributions declared	—	—	—	(13,176)	(13,176)
Other offering costs	—	—	(7)	—	(7)
Net income	—	—	—	791	791
Balance, December 31, 2015	20,508,397	$205	$176,476	$(69,310)	$107,371
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$791	$(3,560)	$(7,745)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,090	12,577	12,366
Bad debt expense	501	403	329
Loss due to property damages	211	685	1,203
Amortization of discount on notes payable	86	78	—
Amortization of deferred financing costs	415	415	620
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(106)	(916)	(1,350)
Prepaid expenses and other assets	(862)	(828)	(1,092)
Accounts payable and accrued liabilities	(269)	568	1,373
Due to affiliates	97	2,280	2,612
Other liabilities	(52)	384	(120)
Net cash provided by operating activities	12,902	12,086	8,196
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(13,141)	(114,875)
Improvements to real estate	(2,282)	(5,031)	(4,939)
Escrow deposits for pending real estate acquisition	—	—	(1,500)
Restricted cash for capital expenditures	—	800	(800)
Insurance proceeds received for property damage	397	—	—
Net cash used in investing activities	(1,885)	(17,372)	(122,114)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	—	76,220
Principal payments on mortgage notes payable	(5,582)	(3,988)	(1,304)
Payments of deferred financing costs	—	(91)	(1,025)
Proceeds from issuance of common stock	—	5,786	60,378
Payments to redeem common stock	(1,697)	(1,853)	(1,978)
Payments of commissions on stock sales and related dealer manager fees	—	(536)	(4,898)
Payments of other offering costs	(7)	(338)	(2,277)
Reimbursements of other offering costs from affiliates	—	745	—
Distributions paid	(7,416)	(7,259)	(6,349)
Net cash (used in) provided by financing activities	(14,702)	(7,534)	118,767
Net (decrease) increase in cash and cash equivalents	(3,685)	(12,820)	4,849
Cash and cash equivalents, beginning of period	23,878	36,698	31,849
Cash and cash equivalents, end of period	$20,193	$23,878	$36,698
Supplemental Disclosure of Cash Flow Information:
Interest paid, net of capitalized interest of $57 for the year ended December 31, 2013	$10,015	$9,610	$7,228
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$5,736	$5,591	$4,761
Mortgage debt assumed in connection with real estate acquisitions at fair value	$—	$52,268	$—
Application of escrow deposits to purchase real estate	$—	$1,500	$2,000
Increase in redeemable common stock payable	$645	$461	$—
Increase in distributions payable	$24	$55	$363
Increase in accrued improvements to real estate	$224	$—	$220
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on January 25, 2016 (the “Advisory Agreement”).
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of December 31, 2015, the Sub-Advisor owned 20,000 shares of common stock of the Company.
The Company invested in and manages a portfolio of high quality apartment communities located throughout the United States. The Company’s portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of December 31, 2015, the Company owned 11 apartment complexes.
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
As of December 31, 2015, the Company had sold an aggregate of 21,097,374 shares of common stock in the Offerings for gross offering proceeds of $210.2 million, including an aggregate of 1,881,964 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $18.7 million. Also, as of December 31, 2015, the Company had redeemed 608,977 shares sold in the Offerings for $5.9 million.
The Company continues to offer shares of common stock under the dividend reinvestment plan.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
Use of Estimates
The preparation of the consolidated financial statements and accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the year ended December 31, 2015, the Company elected to early adopt ASU No. 2015-03 (defined below). As a result, the Company has reclassified debt issuance costs associated with a debt liability from prepaid expenses and other assets to notes payable, net on the consolidated balance sheets for all periods presented.
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
Real Estate
Depreciation and Amortization
Real estate properties are carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 10–20 years for building improvements, 10–20 years for land improvements and five to 12 years for computer, furniture, fixtures and equipment. Costs directly associated with the development of land and those incurred during construction are capitalized as part of the investment basis. Acquisition costs are expensed as incurred. Operating expenses incurred that are not related to the development and construction of the real estate investments are expensed as incurred. Repair, maintenance and tenant turnover costs are expensed as incurred and significant replacements and improvements are capitalized. Repair, maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate property. The Company considers the period of future benefit of an asset to determine its appropriate useful life.
Intangible assets related to in-place leases are amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
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
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company will assess the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2015, 2014 and 2013.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Insurance Proceeds for Property Damage
The Company maintains an insurance policy that provides coverage for property damage and business interruption.  Losses due to physical damage are recognized during the accounting period in which they occur while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable.  Losses, which are reduced by the related insurance recoveries, are recorded as operating, maintenance and management expenses on the accompanying consolidated statements of income.  Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved.  Anticipated recoveries for lost rental revenue due to property damage are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2015.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2015. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts for property taxes and insurance proceeds for property damages.
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability is recognized are included in prepaid and other assets on the balance sheet. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

When available, the Company utilizes quoted market prices from independent third-party sources to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company will use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and will establish a fair value by assigning weights to the various valuation sources.
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
On March 6, 2014, the Company’s board of directors approved an updated primary offering price for the Company’s common stock in the Follow-on Offering of $10.96 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of December 31, 2013 and increased for certain offering and other costs. Pursuant to the terms of the dividend reinvestment plan, effective on the next purchase date under the plan, which occurred on April 1, 2014, the purchase price per share under the dividend reinvestment plan was $10.42, which is equal to 95% of $10.96.
On December 9, 2014, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.14 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2014. Pursuant to the terms of the dividend reinvestment plan, effective on the next purchase date under the plan, which occurred on January 2, 2015, the purchase price per share under the dividend reinvestment plan was $9.64, which is equal to 95% of $10.14.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

On December 8, 2015, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.29 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2015. Pursuant to the terms of the dividend reinvestment plan, effective on the next purchase date under the plan, which occurred on January 4, 2016, the purchase price per share under the dividend reinvestment plan is $9.78, which is equal to 95% of $10.29. The Company currently expects to utilize an independent valuation firm to update the estimated value per share in December 2016. The board of directors of the Company may amend or terminate the dividend reinvestment plan for any reason upon 10 days’ notice to participants.
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
Redeemable Common Stock
Pursuant to the Company’s share redemption program, there are several limitations on the Company's ability to redeem shares:

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

•
The Company may redeem only the number of shares that it could purchase with the amount of the net proceeds from the sale of shares under its dividend reinvestment plan during the prior calendar year; provided that it may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once the Company has redeemed $1.5 million of shares under its share redemption program, including in connection with special redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with special redemptions. Notwithstanding anything contained in this paragraph to the contrary, Company’s board of directors may amend, suspend or terminate the share redemption program without stockholder approval upon 30 days’ notice, provided the Company may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to its stockholders. The Company may provide this notice by including such information (a) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to its stockholders.

In March 2015, the Company exhausted the $1.5 million of funds available for ordinary redemptions during 2015 and thus, because of the limitations on the dollar value of shares that could be redeemed under the share redemption program described above, the Company was not able to process ordinary redemptions for the remainder of 2015 and could only process special redemptions. As of December 31, 2015, the Company had $1.1 million of outstanding and unfulfilled ordinary redemption requests, representing 109,344 shares. The $2.0 million annual limitation was reset beginning January 1, 2016 and $1.0 million of the outstanding and unfulfilled ordinary redemption requests as of December 31, 2015, representing 103,808 shares, were fulfilled in January 2016. In January 2016, the Company exhausted the $1.5 million of funds available for ordinary redemptions for 2016. Because of the limitations on the dollar value of shares that may be redeemed under its share redemption program, the Company will only be able to process special redemptions for the remainder of 2016.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Pursuant to the Company’s share redemption program, redemptions made in connection with a special redemption are made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date. The price at which the Company redeems all other shares eligible for redemption is as follows:

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
If the Company cannot redeem all shares presented for redemption in any month because of the limitations on redemptions set forth in its share redemption program, then the Company will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in the Company’s currently effective, or the most recently effective, registration statement as such registration statement has been amended or supplemented, then the Company would redeem all of such stockholder’s shares.
On December 9, 2014, the Company’s board of directors approved an estimated value per share of its common stock of $10.14 (unaudited) based on the estimated value of the Company’s assets less the estimated value of its liabilities, divided by the number of shares outstanding, all as of September 30, 2014. For a full description of the assumptions and methodologies used to value the Company's assets and liabilities in connection with the calculation of the December 2014 estimated value per share, see the Company's Annual Report on Form 10-K for the year ended December 31, 2014 at Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” On December 8, 2015, the Company’s board of directors approved an estimated value per share of the Company's common stock of $10.29 (unaudited) based on the estimated value of the Company’s assets less the estimated value of its liabilities, divided by the number of shares outstanding, all as of September 30, 2015. This estimated value per share became effective for the December 2015 redemption date, which was December 31, 2015. As referenced above, because of the limitations on the dollar value of shares that may be redeemed under the share redemption program, the Company was only able to redeem shares in connection with special redemptions in December 2015. For a full description of the methodologies used to value the Company's assets and liabilities in connection with the calculation of the December 2015 estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” herein.
The Company will record amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption will be outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year; provided, that the Company may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once the Company has redeemed $1.5 million of shares under the share redemption program, including redemptions in connection with special redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with a special redemption. However, because the amounts that can be redeemed will be determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company will present the net proceeds from the current year dividend reinvestment plan as redeemable common stock in its accompanying consolidated balance sheets.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

The Company will classify as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares will be contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. During the year ended December 31, 2015, the Company redeemed $1.7 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 31, 2015 redemption date, except for 109,344 shares due to the limitations described above, of which 103,808 shares were redeemed in January 2016. The Company recorded $1.1 million of other liabilities on the Company’s consolidated balance sheets as of December 31, 2015 related to these unfulfilled redemption requests.
Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor and the Follow-on Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the now-terminated Follow-on Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s real estate properties, among other services (including, but not limited to, the disposition of investments), as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company, such as acquisition expenses and certain operating expenses. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. For information related to a March 15, 2016 amendment to the Advisory Agreement, see Note 9, “Subsequent Events - Advisory Agreement Amendment.” The Company has entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform (“AIP Platform”) with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees, subordinated participations in net cash flows, or subordinated incentive listing fees during the year ended December 31, 2015.
Organization and Offering Costs
A portion of the organization and offering costs (other than selling commissions and dealer manager fees) of the Company are paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These organization and other offering costs include expenses paid by the Company in connection with the Follow-on Offering. Organization costs included all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent selling commissions, dealer manager fees and other organization and offering costs incurred by the Company in the Follow-on Offering exceed 15% of gross offering proceeds. As a result, the Company is only liable for these costs up to an amount that, when combined with selling commissions and dealer manager fees, does not exceed 15% of the gross proceeds of the Follow-on Offering.
Organization costs were expensed as incurred, and offering costs, which included selling commissions and dealer manager fees, were deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the Follow-on Offering.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Selling Commissions and Dealer Manager Fees
The Company paid the Dealer Manager up to 6.5% and 3.0% of the gross offering proceeds from the primary Follow-on Offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee was paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The Dealer Manager reallowed 100% of sales commissions earned to participating broker-dealers. The Dealer Manager could reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the Dealer Manager could increase the reallowance.
Acquisition Advisory Fee
The Company paid the Advisor an acquisition advisory fee equal to 1% of the cost of investments acquired, including any acquisition expenses and any debt attributable to such investments.
Operating Expenses
Under the Advisory Agreement, the Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, accounting software and cybersecurity costs. In addition, the Sub-Advisor has the right to seek reimbursement for certain marketing research costs and property pursuit costs it incurs. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, the Advisor may seek reimbursement for additional employee costs. The Company will not reimburse the Advisor for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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
In addition, effective January 8, 2013, the Company and the Advisor agreed to defer the Company’s obligation to pay asset management fees under certain circumstances. For more information, see Note 6, “Related Party Transactions - Advisory Agreement - Asset Management Fee.”

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Property Management Fees
During the year ended December 31, 2015, the Company, through indirect wholly owned subsidiaries (each, a “Property Owner”), entered into property management agreements with Legacy Partners, Inc., formerly known as Legacy Partners Residential, Inc. (“LPI Inc.”), an affiliate of the Sub-Advisor (each, a “Property Management Agreement”), pursuant to which LPI Inc. will provide, among other services, general property management services, including bookkeeping and accounting services for each of the Company’s real estate properties. Under the Property Management Agreements, each Property Owner will pay LPI Inc.: (i) a monthly fee based on the Management Fee Percentage (as described below), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPI Inc. and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPI Inc. for retail leases executed that were procured or obtained by LPI Inc., (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel. For more information, see Note 6, “Related Party Transactions - Advisory Agreement - Property Management Agreements.”
Insurance Program
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
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, returns for calendar years 2011 through 2014 remain subject to examination by major tax jurisdictions.
Segments
The Company had invested in 11 apartment complexes as of December 31, 2015. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2015, 2014 and 2013.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Distributions declared per common share were $0.650 for the years ended December 31, 2015, 2014 and 2013, respectively. Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2013 through December 31, 2015. For each day that was a record date for distributions during the period from January 1, 2013 through December 31, 2015, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2013 through December 31, 2015 was a record date for distributions.
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”).  The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU No. 2015-15”), which clarifies ASU No. 2015-03 by stating that the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively. Early adoption is permitted for financial statements that have not been previously issued. The Company elected to early adopt ASU No. 2015-03 for the reporting period ending December 31, 2015.  As a result of adoption of ASU No. 2015-03, the Company reclassified debt issuance costs associated with a debt liability from prepaid expenses and other assets to notes payable, net on the accompanying consolidated balance sheets.  All periods presented have been retroactively adjusted.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The amendments in ASU No. 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU No. 2016-01 primarily affects accounting for equity investments and financial liabilities where the fair value option has been elected.  ASU No. 2016-01 also requires entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the balance sheet or in the accompanying notes to the financial statements.  ASU No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early application is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU No. 2016-01 to have a significant impact on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 changes the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

3.	REAL ESTATE
As of December 31, 2015, the Company owned 11 apartment complexes, containing 3,039 units and encompassing 3.1 million rentable square feet, which were 93% occupied. The following table provides summary information regarding the properties owned by the Company as of December 31, 2015 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate, Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,315	$(4,402)	$31,913
Poplar Creek	02/09/2012	Schaumburg, IL	27,127	(2,345)	24,782
The Residence at Waterstone	04/06/2012	Pikesville, MD	65,075	(6,073)	59,002
Legacy Crescent Park	05/03/2012	Greer, SC	20,638	(2,266)	18,372
Legacy at Martin’s Point	05/31/2012	Lombard, IL	37,339	(4,185)	33,154
Wesley Village	11/06/2012	Charlotte, NC	44,353	(3,737)	40,616
Watertower Apartments	01/15/2013	Eden Prairie, MN	38,584	(3,164)	35,420
Crystal Park at Waterford	05/08/2013	Frederick, MD	45,939	(3,650)	42,289
Millennium Apartment Homes	06/07/2013	Greenville, SC	33,191	(2,595)	30,596
Legacy Grand at Concord	02/18/2014	Concord, NC	27,759	(1,524)	26,235
Lofts at the Highlands	02/25/2014	St. Louis, MO	35,727	(1,772)	33,955
			$412,047	$(35,713)	$376,334
Additionally, as of December 31, 2015 and 2014, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $3.2 million and $3.4 million, respectively.  During the years ended December 31, 2015, 2014 and 2013, the Company recorded amortization expense of $0.3 million, $0.2 million and $96,000, respectively, related to tax abatement intangible assets.
Property Damage
During the year ended December 31, 2015, one of the Company’s apartment complexes suffered physical damage due to storms. The Company’s insurance policies provide coverage for property damage and business interruption subject to a deductible of up to $25,000 per incident.  The Company recognized a loss due to damage of $78,000 during the year ended December 31, 2015, which was reduced by $53,000 of insurance recovery related to such damage. The net loss due to damage of $25,000 during the year ended December 31, 2015 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible. In addition, one of the Company’s apartment complexes suffered water damage caused by a third party service provider. The Company recorded a loss due to damage of $133,000 which is expected to be fully reimbursed by the third party service provider or its insurer.  This amount was classified as prepaid expenses and other assets on the accompanying consolidated balance sheets.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

4.	NOTES PAYABLE
As of December 31, 2015 and 2014, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2015	Book Value as of December 31, 2014	Contractual Interest Rate as of December 31, 2015	Payment Type	Maturity Date
Legacy at Valley Ranch Mortgage Loan	$31,554	$32,131	3.9%	Principal & Interest	04/01/2019
Poplar Creek Mortgage Loan	19,785	20,143	4.0%	Principal & Interest	03/01/2019
The Residence at Waterstone Mortgage Loan	46,550	47,419	3.8%	Principal & Interest	05/01/2019
Legacy Crescent Park Mortgage Loan	13,858	14,146	3.5%	Principal & Interest	06/01/2019
Legacy at Martin’s Point Mortgage Loan	22,330	22,781	3.3%	Principal & Interest	06/01/2019
Wesley Village Mortgage Loan	27,566	28,253	2.6%	Principal & Interest	12/01/2017
Watertower Mortgage Loan	24,525	25,000	2.5%	Principal & Interest	02/10/2018
Crystal Park Mortgage Loan	27,709	28,391	2.5%	Principal & Interest	06/01/2018
Millennium Mortgage Loan	20,689	21,175	2.7%	Principal & Interest	07/01/2018
Legacy Grand at Concord Mortgage Loan	22,693	22,981	4.1%	Principal & Interest	12/01/2050
Lofts at the Highlands Mortgage Loan	31,190	31,611	3.4%	Principal & Interest	08/01/2052
Total notes payable principal outstanding	$288,449	$294,031
Discount on note payable, net	(2,731)	(2,817)
Deferred financing costs, net	(1,230)	(1,645)
Total notes payable, net	$284,488	$289,569

During the years ended December 31, 2015, 2014 and 2013, the Company incurred $10.5 million, $10.3 million and $8.0 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2015, 2014 and 2013 were $0.4 million, $0.4 million and $0.6 million of amortization of deferred financing costs, respectively. Included in interest expense for the years ended December 31, 2015 and 2014 were $0.1 million and $0.1 million of amortization of discount on a note payable, respectively. Additionally, during the year ended December 31, 2013, the Company capitalized $0.1 million of interest to land under development. As of December 31, 2015 and 2014, the Company recorded interest payable of $0.8 million and $0.9 million, respectively.
The following is a schedule of maturities, including principal payments, for the Company’s notes payable outstanding as of December 31, 2015 (in thousands):

2016	$5,844
2017	32,196
2018	72,958
2019	126,682
2020	852
Thereafter	49,917
$288,449

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

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
The following were the face value, carrying amount and fair value of the Company’s notes payable as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015			December 31, 2014
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$288,449	$284,488	$284,160	$294,031	$289,569	$296,581
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
December 31, 2015

6.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Follow-on Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Follow-on Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s real estate properties, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company, such as acquisition expenses and certain operating costs. The Company has also entered into the AIP Reimbursement Agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the AIP Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
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
During the years ended December 31, 2015, 2014 and 2013, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Pursuant to the terms of these agreements and the property management agreements discussed below, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2015, 2014 and 2013, respectively, and any related amounts payable as of December 31, 2015 and 2014 (in thousands):

	Incurred			Payable as of
	Years Ended December 31,			December 31,
	2015	2014	2013	2015	2014
Expensed
Asset management fees (1)	$729	$2,598	$2,670	$4,752	$4,752
Reimbursable operating expenses (2)	356	392	454	25	45
Acquisition fees on real properties	—	701	1,186	—	—
Property management fees and expenses (3)	3,523	281	207	117	—
Capitalized
Construction management fees (4)	—	—	134	—	—
Additional Paid-in Capital
Selling commissions	—	363	3,101	—	—
Dealer manager fees	—	173	1,797	—	—
Reimbursable other offering costs (5)	—	59	619	—	—
	$4,608	$4,567	$10,168	$4,894	$4,797
____________________
(1) See “Advisory Agreement — Asset Management Fee” below.
(2) Reimbursable operating expenses primarily consists of marketing research costs and property pursuit costs incurred by the Sub-Advisor and internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $141,000, $108,000 and $87,000 for the years ended December 31, 2015, 2014 and 2013, respectively, and were the only employee costs reimbursable under the Advisory Agreement through December 31, 2015. The Company does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor and Sub-Advisor for certain direct property operating costs that were paid by them on behalf of the Company.
(3) Property management fees and expenses consist of property management fees paid to LPI Inc., an affiliate of the Sub-Advisor, as well as reimbursable on-site personnel salary and related benefits expenses at the properties. See “— Property Management Agreements.”
(4) Prior to the execution of the Property Management Agreements, the Sub-Advisor or an affiliate of the Sub-Advisor assisted with planning and coordinating the construction of certain buildings or tenant improvements owned by the Company. The Company incurred a construction management fee in an amount that is usual and customary for comparable services rendered by third-party management companies to similar projects in the geographic market of the projects. The payment of construction management fees to the Sub-Advisor and its affiliates was subject to approval by the Company’s conflicts committee. The construction management fees were capitalized as part of the associated real estate in the Company’s accompanying consolidated balance sheets.
(5) See “— Other Offering Costs Related to Follow-on Offering.”
In connection with the Follow-on Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the years ended December 31, 2015, 2014 and 2013 the Advisor incurred $61,000, $87,000 and $87,000, respectively, for the costs of the supplemental coverage obtained by the Company.
Other Offering Costs Related to Follow-on Offering and Dividend Reinvestment Plan
The offering costs related to the Follow-on Offering (other than selling commissions and dealer manager fees) were either paid directly by the Company or in some instances paid by the Advisor, the Dealer Manager or their affiliates on the Company’s behalf. Offering costs include all expenses in connection with the Follow-on Offering and are charged as incurred as a reduction to stockholders’ equity.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

Pursuant to the Advisory Agreement and the Follow-on Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for offering costs paid by them on the Company’s behalf. However, at the termination of the primary Follow-on Offering and at the termination of the offering under the Company’s dividend reinvestment plan, the Advisor agreed to reimburse the Company to the extent that selling commissions, dealer manager fees and other offering costs incurred by the Company exceed 15% of the gross offering proceeds. Further, the Company is only liable to reimburse offering costs incurred by the Advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by the Company on offering expenses, does not exceed 15% of the gross proceeds of the primary Follow-on Offering and the offering under the Company’s dividend reinvestment plan as of the date of reimbursement. Within 30 days after the end of the month in which the Company’s primary Follow-on Offering terminated, the Dealer Manager was obligated to reimburse the Company to the extent that the Company’s reimbursements to the Dealer Manager and payment of selling commissions and dealer manager fees caused total underwriting compensation for the Company’s primary Follow-on Offering to exceed 10% of the gross offering proceeds from the primary Follow-on Offering.
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
The Advisory Agreement defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the Advisory Agreement) and then to pay asset management fees previously deferred by the Advisor in accordance with the Advisory Agreement that remain unpaid. As of December 31, 2015, the Company had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the Advisory Agreement, as the Company believed the payment of this amount to the Advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

In addition, the Advisory Agreement defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the Advisory Agreement defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with the Advisory Agreement. As of December 31, 2015, the Company had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the Advisory Agreement, as the Company believed the payment of this amount to the Advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above. During the year ended December 31, 2015, the Company incurred $2.8 million of asset management fees. However, the Company only recorded $0.7 million pursuant to the limitations in the Advisory Agreement as noted above. The Company did not accrue the remaining $2.1 million of these deferred asset management fees as it is uncertain whether any of these amounts will be paid in the future.
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
Property Management Agreements
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

During the year ended December 31, 2015, the Company, through the Property Owners, entered into the Property Management Agreements, pursuant to which LPI Inc. will provide, among other services, general property management services, including bookkeeping and accounting services, construction management services and budgeting and business plans for the Company’s properties as follows:

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
____________________
(1) Under the Property Management Agreement, the Property Owner will pay LPI Inc. the Management Fee Percentage in an amount equal to the greater of (a) 3% of the Gross Monthly Collections (as defined in the Property Management Agreement) or (b) $4,000 per month.
Under the Property Management Agreements, each Property Owner will pay LPI Inc.: (i) a monthly fee based on a percentage (as described in the table above, the “Management Fee Percentage”) of the Gross Monthly Collections (as defined in each Property Management Agreement), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPI Inc. and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPI Inc. for retail leases executed that were procured or obtained by LPI Inc., (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel. Unless otherwise provided for in an approved operating budget, LPI Inc. will be responsible for all expenses that it incurs in rendering services pursuant to each Property Management Agreement. Each Property Management Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Property Management Agreement. Notwithstanding the foregoing, the Property Owner may terminate each Property Management Agreement at any time without cause upon 30 days’ prior written notice to LPI Inc. The Property Owner may also terminate the Property Management Agreement with cause immediately upon notice to LPI Inc. and the expiration of any applicable cure period. LPI Inc. may terminate each Property Management Agreement at any time without cause upon prior written notice to the Property Owner which, depending upon the terms of the particular Property Management Agreement, requires either 30, 60 or 90 days prior written notice. LPI Inc. may terminate the Property Management Agreement for cause if a Property Owner commits any material default under the Property Management Agreement and the default continues for a period of 30 days after notice from LPI Inc. to a Property Owner for a default or, in the case of Watertower Apartments, Lofts at the Highlands, Wesley Village, Legacy Grand at Concord, Millennium Apartment Homes and Legacy Crescent Park, if a monetary default continues for a period of 10 days after notice of such monetary default.
The properties were previously managed by third-party property management companies pursuant to the terms of individual property management agreements (together, the “Prior Management Agreements”). The termination of services under the Prior Management Agreements and the Services Agreements (with respect to The Residence at Waterstone, Lofts at the Highlands, Legacy at Martin’s Point, Poplar Creek, Wesley Village, Legacy Grand at Concord, Millennium Apartment Homes and Legacy Crescent Park) were negotiated to coincide with the Effective Date of the respective Property Management Agreements. The Management Fee Percentage and any other fees and reimbursements payable to LPI Inc. by the Property Owner under each Property Management Agreement are approximately equal to the applicable percentage and other fees and reimbursements payable to the prior third party management companies and LPR by the Property Owner under the now-terminated Services Agreements and Prior Management Agreements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2015

7.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,056	$11,184	$11,330	$11,043
Net income	205	237	263	86
Net income per common share, basic and diluted	0.01	0.01	0.01	0.01
Distributions declared per common share (1)	0.160	0.162	0.164	0.164

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,617	$10,823	$10,909	$10,851
Net loss	(1,831)	(930)	(500)	(299)
Net loss per common share, basic and diluted	(0.09)	(0.05)	(0.03)	(0.01)
Distributions declared per common share (1)	0.160	0.162	0.164	0.164
_____________________
(1) Distributions declared per common shares assumes each share was issued and outstanding each day during the respective periods from January 1, 2014 through December 31, 2015. Each day during the periods from January 1, 2014 through December 31, 2015 was a record date for distributions. Distributions were calculated at a rate of $0.00178082 per share per day.

8.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor and the Sub-Advisor for certain services that are essential to the Company, including the management of the daily operations of the Company’s investment portfolio; the disposition of investments; and other general and administrative responsibilities. The Company is also dependent on LPI Inc. to provide the property management services under the Property Management Agreements. In the event that these companies are unable to provide any of the respective services, the Company will be required to obtain such services from other sources.
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
December 31, 2015

9.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On January 4, 2016, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2015 through December 31, 2015. On February 1, 2016, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2016 through January 31, 2016. On March 1, 2016, the Company paid distributions of $1.0 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2016 through February 28, 2016.
Distributions Declared
On January 21, 2016, the Company’s board of directors declared distributions based on daily record dates for the period from March 1, 2016 through March 31, 2016, which the Company expects to pay in April 2016. On March 10, 2016, the Company’s board of directors declared distributions based on daily record dates for the period from April 1, 2016 through April 30, 2016, which the Company expects to pay in May 2016, and distributions based on daily record dates for the period from May 1, 2016 through May 31, 2016, which the Company expects to pay in June 2016. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082  per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.5% annualized rate based on the initial primary offering price for the Initial Offering of $10.00 per share or a 6.32% annualized rate based on the Company’s December 8, 2015 estimated value per share of $10.29.
Advisory Agreement Amendment
On March 15, 2016, the Company and the Advisor entered into an amendment to the Advisory Agreement (as amended, the “Amended Advisory Agreement”) between the parties to amend certain terms related to the disposition fee payable to the Advisor by the Company. Prior to the amendment made in the Amended Advisory Agreement, the Advisory Agreement provided that if the Advisor or any of its affiliates provided a substantial amount of services (as determined by the conflicts committee) in connection with the sales of single assets, the Company would pay the Advisor or its affiliates a disposition fee of 1% of the contract sales price of the asset sold. The Amended Advisory Agreement provides that the 1% disposition fee may be payable upon the sale of a single asset or the sale of all or a portion of the Company’s assets through a portfolio sale, merger or other business combination transaction, if the conflicts committee determines that the Advisor or its affiliates has provided a substantial amount of services related to such sale. This was the only change made in the Amended Advisory Agreement.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2015
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Legacy at Valley Ranch	Irving, TX	100%	$31,554	$4,838	$31,750	$36,588	$(273)	$4,838	$31,477	$36,315	$(4,402)	1999	10/26/2010
Poplar Creek	Schaumburg, IL	100%	19,785	7,020	20,180	27,200	(73)	7,020	20,107	27,127	(2,345)	1986/2007	02/09/2012
The Residence at Waterstone	Pikesville, MD	100%	46,550	7,700	57,000	64,700	375	7,700	57,375	65,075	(6,073)	2002	04/06/2012
Legacy Crescent Park	Greer, SC	100%	13,858	1,710	19,090	20,800	(162)	1,710	18,928	20,638	(2,266)	2008	05/03/2012
Legacy at Martin’s Point	Lombard, IL	100%	22,330	3,500	31,950	35,450	1,889	3,500	33,839	37,339	(4,185)	1989/2009	05/31/2012
Wesley Village	Charlotte, NC	100%	27,566	5,000	39,915	44,915	(562)	5,057	39,296	44,353	(3,737)	2009	11/06/2012
Watertower Apartments	Eden Prairie, MN	100%	24,525	4,100	34,275	38,375	209	4,100	34,484	38,584	(3,164)	2004	01/15/2013
Crystal Park at Waterford	Frederick, MD	100%	27,709	5,666	39,234	44,900	1,039	5,666	40,273	45,939	(3,650)	1990	05/08/2013
Millennium Apartment Homes	Greenville, SC	100%	20,689	2,772	30,828	33,600	(409)	2,772	30,419	33,191	(2,595)	2009	06/07/2013
Legacy Grand at Concord	Concord, NC	100%	22,693	1,465	26,502	27,967	(208)	1,465	26,294	27,759	(1,524)	2010	02/18/2014
Lofts at the Highlands	St. Louis, MO	100%	31,190	3,000	32,996	35,996	(269)	3,000	32,727	35,727	(1,772)	2006	02/25/2014
		TOTAL	$288,449	$46,771	$363,720	$410,491	$1,556	$46,828	$365,219	$412,047	$(35,713)
_____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $436.4 million as of December 31, 2015.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2015

	2015	2014	2013
Real Estate:
Balance at the beginning of the year	$410,207	$343,634	$227,038
Acquisitions	—	63,963	116,875
Improvements	2,506	4,596	5,159
Write-off of fully depreciated and fully amortized assets	(455)	(1,301)	(4,235)
Loss due to property damages	(211)	(685)	(1,203)
Balance at the end of the year	$412,047	$410,207	$343,634
Accumulated depreciation and amortization:
Balance at the beginning of the year	$24,344	$13,317	$5,282
Depreciation and amortization expense	11,824	12,328	12,270
Write-off of fully depreciated and fully amortized assets	(455)	(1,301)	(4,235)
Balance at the end of the year	$35,713	$24,344	$13,317

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 18, 2016.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ W. DEAN HENRY	Chief Executive Officer (principal executive officer)	March 18, 2016
W. Dean Henry
/s/ PETER M. BREN	President and Director	March 18, 2016
Peter M. Bren
/s/ C. PRESTON BUTCHER	Chairman of the Board	March 18, 2016
C. Preston Butcher
/s/ GUY K. HAYS	Executive Vice President	March 18, 2016
Guy K. Hays
/s/ PETER MCMILLAN III	Executive Vice President	March 18, 2016
Peter McMillan III
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 18, 2016
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 18, 2016
Stacie K. Yamane
/s/ GARY T. KACHADURIAN	Director	March 18, 2016
Gary T. Kachadurian
/s/ MICHAEL L. MEYER	Director	March 18, 2016
Michael L. Meyer
/s/ RONALD E. ZUZACK	Director	March 18, 2016
Ronald E. Zuzack