Form 10-Q
period 2016-03-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2016-05-12
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2016
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
Yes  ☐  No  ☒
 As of May 9, 2016, there were 20,582,080 outstanding shares of common stock of the registrant.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Real estate:
Land	$46,828	$46,828
Buildings and improvements	365,610	365,219
Total real estate, cost	412,438	412,047
Less accumulated depreciation and amortization	(38,664)	(35,713)
Total real estate, net	373,774	376,334
Cash and cash equivalents	17,950	20,193
Restricted cash	3,733	4,676
Due from affiliate	105	—
Prepaid expenses and other assets	4,803	4,976
Total assets	$400,365	$406,179
Liabilities and stockholders’ equity
Notes payable, net	$283,161	$284,488
Accounts payable and accrued liabilities	3,839	5,236
Due to affiliates	5,157	4,894
Distributions payable	1,131	1,133
Other liabilities	1,685	2,163
Total liabilities	294,973	297,914
Commitments and contingencies (Note 7)
Redeemable common stock	1,250	894
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,494,370 and 20,508,397 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	205	205
Additional paid-in capital	176,446	176,476
Cumulative distributions and net losses	(72,509)	(69,310)
Total stockholders’ equity	104,142	107,371
Total liabilities and stockholders’ equity	$400,365	$406,179
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$11,154	$11,056
Total revenues	11,154	11,056
Expenses:
Operating, maintenance, and management	1,626	2,733
Real estate taxes and insurance	1,640	1,514
Asset management fees to affiliate	194	277
Property management fees and expenses to affiliate	1,355	74
General and administrative expenses	625	640
Depreciation and amortization	3,051	3,001
Interest expense	2,591	2,617
Total expenses	11,082	10,856
Other income:
Interest and other income	14	5
Net income	$86	$205
Net income per common share, basic and diluted	$—	$0.01
Weighted-average number of common shares outstanding, basic and diluted	20,501,067	20,118,253
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2015 and the Three Months Ended March 31, 2016 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2014	20,084,830	$201	$172,448	$(56,925)	$115,724
Issuance of common stock	595,095	6	5,730	—	5,736
Redemptions of common stock	(171,528)	(2)	(1,695)	—	(1,697)
Distributions declared	—	—	—	(13,176)	(13,176)
Other offering costs	—	—	(7)	—	(7)
Net income	—	—	—	791	791
Balance, December 31, 2015	20,508,397	205	176,476	(69,310)	107,371
Issuance of common stock	145,269	2	1,419	—	1,421
Redemptions of common stock	(159,296)	(2)	(1,611)	—	(1,613)
Transfers from redeemable common stock	—	—	174	—	174
Distributions declared	—	—	—	(3,285)	(3,285)
Other offering costs	—	—	(12)	—	(12)
Net income	—	—	—	86	86
Balance, March 31, 2016	20,494,370	$205	$176,446	$(72,509)	$104,142
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$86	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,051	3,001
Bad debt expense	125	80
Loss due to property damages	150	77
Amortization of discount on notes payable	22	21
Amortization of deferred financing costs	103	104
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	943	907
Prepaid expenses and other assets	(18)	(53)
Accounts payable and accrued liabilities	(1,221)	(1,262)
Due from affiliate	(105)	—
Due to affiliates	263	263
Other liabilities	52	(116)
Net cash provided by operating activities	3,451	3,227
Cash Flows from Investing Activities:
Improvements to real estate	(751)	(358)
Restricted cash for capital expenditures	—	(100)
Net cash used in investing activities	(751)	(458)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(1,452)	(1,332)
Payments to redeem common stock	(1,613)	(1,507)
Payments of other offering costs	(12)	(14)
Distributions paid	(1,866)	(1,813)
Net cash used in financing activities	(4,943)	(4,666)
Net decrease in cash and cash equivalents	(2,243)	(1,897)
Cash and cash equivalents, beginning of period	20,193	23,878
Cash and cash equivalents, end of period	$17,950	$21,981
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,470	$2,496
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$1,421	$1,409
Increase in accrued improvements to real estate	$—	$75
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on January 25, 2016 and amended on March 15, 2016 (as amended, the “Advisory Agreement”).
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of March 31, 2016, the Sub-Advisor owned 20,000 shares of common stock of the Company.
The Company invested in and manages a portfolio of high quality apartment communities located throughout the United States. The Company’s portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of March 31, 2016, the Company owned 11 apartment complexes.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

As of March 31, 2016, the Company had sold an aggregate of 21,242,644 shares of common stock in the Offerings for gross offering proceeds of $211.6 million, including an aggregate of 2,027,234 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $20.1 million. Also, as of March 31, 2016, the Company had redeemed 768,274 shares sold in the Offerings for $7.5 million.
The Company continues to offer shares of common stock under the dividend reinvestment plan.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of the unaudited consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Segments
The Company had invested in 11 apartment complexes as of March 31, 2016. Substantially all of the Company’s revenue and net income (loss) is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2016 and 2015.
Distributions declared per common share were $0.160 and $0.160 for the three months ended March 31, 2016 and 2015, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016 and 2015, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2016 through February 28, 2016 and March 1, 2016 through March 31, 2016 was a record date for distributions. Each day during the periods from January 1, 2015 through March 31, 2015 was a record date for distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

3.	REAL ESTATE
As of March 31, 2016, the Company owned 11 apartment complexes, containing 3,039 units and encompassing 3.1 million rentable square feet, which were 95% occupied. The following table provides summary information regarding the properties owned by the Company as of March 31, 2016 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate, Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,388	$(4,605)	$31,783
Poplar Creek	02/09/2012	Schaumburg, IL	27,136	(2,502)	24,634
The Residence at Waterstone	04/06/2012	Pikesville, MD	65,116	(6,505)	58,611
Legacy Crescent Park	05/03/2012	Greer, SC	20,677	(2,431)	18,246
Legacy at Martin’s Point	05/31/2012	Lombard, IL	37,368	(4,521)	32,847
Wesley Village	11/06/2012	Charlotte, NC	44,368	(4,043)	40,325
Watertower Apartments	01/15/2013	Eden Prairie, MN	38,645	(3,448)	35,197
Crystal Park at Waterford	05/08/2013	Frederick, MD	45,965	(4,018)	41,947
Millennium Apartment Homes	06/07/2013	Greenville, SC	33,222	(2,854)	30,368
Legacy Grand at Concord	02/18/2014	Concord, NC	27,796	(1,729)	26,067
Lofts at the Highlands	02/25/2014	St. Louis, MO	35,757	(2,008)	33,749
			$412,438	$(38,664)	$373,774
Additionally, as of March 31, 2016 and December 31, 2015, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $3.1 million and $3.2 million, respectively.  During the three months ended March 31, 2016 and 2015, the Company recorded amortization expense of $65,000 and $65,000, respectively, related to tax abatement intangible assets.
Property Damage
During the three months ended March 31, 2016, one of the Company’s apartment complexes suffered physical damage due to frozen water pipes. The Company’s insurance policies provide coverage for property damage and business interruption subject to a deductible of up to $12,500 per incident.  The Company recognized a loss due to damage of $150,000 during the three months ended March 31, 2016, which was reduced by a $137,500 insurance recovery related to such damage. The net loss due to damage of $12,500 during the three months ended March 31, 2016 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

4.	NOTES PAYABLE
As of March 31, 2016 and December 31, 2015, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of March 31, 2016	Payment Type	Maturity Date
Legacy at Valley Ranch Mortgage Loan	$31,406	$31,554	3.9%	Principal & Interest	04/01/2019
Poplar Creek Mortgage Loan	19,692	19,785	4.0%	Principal & Interest	03/01/2019
The Residence at Waterstone Mortgage Loan	46,327	46,550	3.8%	Principal & Interest	05/01/2019
Legacy Crescent Park Mortgage Loan	13,784	13,858	3.5%	Principal & Interest	06/01/2019
Legacy at Martin’s Point Mortgage Loan	22,214	22,330	3.3%	Principal & Interest	06/01/2019
Wesley Village Mortgage Loan	27,391	27,566	2.6%	Principal & Interest	12/01/2017
Watertower Mortgage Loan	24,381	24,525	2.5%	Principal & Interest	02/10/2018
Crystal Park Mortgage Loan	27,536	27,709	2.5%	Principal & Interest	06/01/2018
Millennium Mortgage Loan	20,565	20,689	2.7%	Principal & Interest	07/01/2018
Legacy Grand at Concord Mortgage Loan	22,619	22,693	4.1%	Principal & Interest	12/01/2050
Lofts at the Highlands Mortgage Loan	31,082	31,190	3.4%	Principal & Interest	08/01/2052
Total notes payable principal outstanding	$286,997	$288,449
Discount on note payable, net	(2,709)	(2,731)
Deferred financing costs, net	(1,127)	(1,230)
Total notes payable, net	$283,161	$284,488
During the three months ended March 31, 2016 and 2015, the Company incurred $2.6 million and $2.6 million of interest expense, respectively. Included in interest expense for the three months ended March 31, 2016 and 2015 were $0.1 million and $0.1 million of amortization of deferred financing costs, respectively. Also included in interest expense for the three months ended March 31, 2016 and 2015 were $22,000 and $21,000 of amortization of discount on a note payable, respectively. As of March 31, 2016 and December 31, 2015, the Company recorded interest payable of $0.8 million and $0.8 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for the Company’s notes payable outstanding as of March 31, 2016 (in thousands):

April 1, 2016 through December 31, 2016	$4,391
2017	32,196
2018	72,958
2019	126,682
2020	852
Thereafter	49,918
$286,997

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

5.	FAIR VALUE DISCLOSURES
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired long-lived assets). Fair value, as defined under GAAP, is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
The following were the face value, carrying amount and fair value of the Company’s notes payable as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$286,997	$283,161	$290,809	$288,449	$284,488	$284,160
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. Low levels of transaction volume for certain financial instruments have made the estimation of fair values difficult and, therefore, both the actual results and the Company’s estimate of value at a future date could be materially different.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
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
During the three months ended March 31, 2016 and 2015, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Pursuant to the terms of these agreements and the property management agreements discussed below, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2016 and 2015, respectively, and any related amounts payable as of March 31, 2016 and December 31, 2015 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2016	2015	2016	2015
Expensed
Asset management fees (1)	$194	$277	$4,946	$4,752
Reimbursable operating expenses (2)	66	140	19	25
Property management fees and expenses (3)	1,355	74	192	117
	$1,615	$491	$5,157	$4,894
____________________
(1) See “Advisory Agreement – Asset Management Fee” below.
(2) Reimbursable operating expenses primarily consist of marketing research costs and property pursuit costs incurred by the Sub-Advisor and internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $42,000 and $24,400 for the three months ended March 31, 2016 and 2015, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement through March 31, 2016. The Company does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor and Sub-Advisor for certain of the Company’s direct property operating costs incurred from third parties that were initially paid by the Advisor and Sub-Advisor on behalf of the Company.
(3) Property management fees and expenses consist of property management fees paid to Legacy Partners, Inc., formerly known as Legacy Partners Residential Inc. (“LPI”), an affiliate of the Sub-Advisor, as well as reimbursable on-site personnel salary and related benefits expenses at the properties and through March 31, 2015, fees for account maintenance and bookkeeping services paid to Legacy Partners Residential, L.P., an affiliate of the Sub-Advisor (“LPR”), under the now-terminated account services agreements. See “— Property Management Agreements.”
As of March 31, 2016, the Company had $105,000 due from the Advisor, which consisted of a $28,000 property insurance rebate and $77,000 in legal and professional fees reimbursable to the Company.
In connection with the Follow-on Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the three months ended March 31, 2016, the Advisor did not incur any costs of the supplemental coverage obtained by the Company.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

The Advisory Agreement defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the Advisory Agreement) and then to pay asset management fees previously deferred by the Advisor in accordance with the Advisory Agreement that remain unpaid. As of March 31, 2016, the Company had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the Advisory Agreement, as the Company believed the payment of this amount to the Advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above.
In addition, the Advisory Agreement defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the Advisory Agreement defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with the Advisory Agreement. As of March 31, 2016, the Company had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the Advisory Agreement, as the Company believed the payment of this amount to the Advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above. During the three months ended March 31, 2015, the Company incurred $0.7 million of asset management fees. However, the Company only recorded $0.3 million pursuant to the limitations in the Advisory Agreement as noted above. The Company deferred but did not accrue the remaining $0.4 million of these asset management fees as it is uncertain whether any of this amount will be paid in the future. During the three months ended March 31, 2016, the Company incurred $0.7 million of asset management fees. However, the Company only recorded $0.2 million pursuant to the limitations in the Advisory Agreement as noted above. The Company deferred but did not accrue the remaining $0.5 million of these asset management fees as it is uncertain whether any of this amount will be paid in the future.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Property Management Agreements
The Company, through indirect wholly owned subsidiaries (each, a “Property Owner”), has entered into property management agreements with LPI (each, a “Property Management Agreement”), pursuant to which LPI provides, among other services, general property management services, including bookkeeping and accounting services, construction management services and budgeting and business plans for the Company’s properties as follows:

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
____________________
(1) Under the Property Management Agreement, the Property Owner will pay LPI the Management Fee Percentage in an amount equal to the greater of (a) 3% of the Gross Monthly Collections (as defined in the Property Management Agreement) or (b) $4,000 per month.
Under the Property Management Agreements, each Property Owner will pay LPI: (i) a monthly fee based on a percentage (as described in the table above, the “Management Fee Percentage”) of the Gross Monthly Collections (as defined in each Property Management Agreement), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPI and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPI for retail leases executed that were procured or obtained by LPI, (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel. Unless otherwise provided for in an approved operating budget, LPI will be responsible for all expenses that it incurs in rendering services pursuant to each Property Management Agreement. Each Property Management Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Property Management Agreement. Notwithstanding the foregoing, the Property Owner may terminate each Property Management Agreement at any time without cause upon 30 days’ prior written notice to LPI. The Property Owner may also terminate the Property Management Agreement with cause immediately upon notice to LPI and the expiration of any applicable cure period. LPI may terminate each Property Management Agreement at any time without cause upon prior written notice to the Property Owner which, depending upon the terms of the particular Property Management Agreement, requires either 30, 60 or 90 days prior written notice. LPI may terminate the Property Management Agreement for cause if a Property Owner commits any material default under the Property Management Agreement and the default continues for a period of 30 days after notice from LPI to a Property Owner for a default or, in the case of Watertower Apartments, Lofts at the Highlands, Wesley Village, Legacy Grand at Concord, Millennium Apartment Homes and Legacy Crescent Park, if a monetary default continues for a period of 10 days after notice of such monetary default.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

The Management Fee Percentage and any other fees and reimbursements payable to LPI by the Property Owner under each Property Management Agreement are approximately equal to the applicable percentage and other fees and reimbursements payable to LPR, by the Property Owner under the now-terminated account services agreements and to the prior third party management companies by the Property Owner under the now-terminated prior property management agreements.

7.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor and the Sub-Advisor for certain services that are essential to the Company, including the management of the daily operations of the Company’s investment portfolio; the disposition of investments; and other general and administrative responsibilities. The Company is also dependent on LPI to provide the property management services under the Property Management Agreements. In the event that these companies are unable to provide any of the respective services, the Company will be required to obtain such services from other sources.
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
Distributions Paid
On April 1, 2016, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2016 through March 31, 2016. On May 2, 2016, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2016 through April 30, 2016.
Distributions Declared
On March 10, 2016, the Company’s board of directors declared distributions based on daily record dates for the period from May 1, 2016 through May 31, 2016, which the Company expects to pay in June 2016. On May 10, 2016, the Company’s board of directors declared distributions based on daily record dates for the period from June 1, 2016 through June 30, 2016, which the Company expects to pay in July 2016, and distributions based on daily record dates for the period from July 1, 2016 through July 31, 2016, which the Company expects to pay in August 2016. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, and our sub-advisor to manage our investments and to provide certain other services. We are dependent on Legacy Partners, Inc., formerly known as Legacy Partners Residential, Inc. (“LPI”), an affiliate of our sub-advisor, to provide property management services for our investments.

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

•
Although the special committee of our board of directors has engaged a financial advisor to explore the availability of strategic alternatives involving our company with the goal of providing liquidity options for our stockholders while preserving and maximizing overall returns on our investment portfolio, we are not obligated to enter into any particular transaction or any transaction at all.

All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, all filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to continue to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
We invested in and manage a portfolio of high quality apartment communities located throughout the United States. Our portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of March 31, 2016, we owned 11 apartment complexes.
As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations and our portfolio of real estate assets. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors delegates certain advisory duties to a sub-advisor, KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), which is a joint venture between KBS Capital Advisors and Legacy Partners Residential Realty LLC (“LPRR LLC”). Notwithstanding such delegation to the Sub-Advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors made recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, approved our investments. KBS Capital Advisors, either directly or through the Sub-Advisor, also provides asset-management, marketing, investor-relations and other administrative services on our behalf. LPI is the property manager for our real estate property investments. Our Sub-Advisor owns 20,000 shares of our common stock. We have no paid employees.
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
As of March 31, 2016, we had sold an aggregate of 21,242,644 shares of common stock in the Offerings for gross offering proceeds of $211.6 million, including an aggregate of 2,027,234 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $20.1 million. Also, as of March 31, 2016, we had redeemed 768,274 shares sold in the Offerings for $7.5 million. We have used substantially all of the net proceeds from the primary Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.
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
According to the U.S. Bureau of Labor Statistics (“BLS”), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the 2008 - 2009 recession. Since 2009, employment has increased by over 14.0 million jobs (through March 2016). The BLS also reported that the unemployment rate peaked in 2009 at 10.0% and was down to 6.7% by the end of 2013. During 2014, the unemployment rate continued to decline and was 5.6% at the end of the year. The unemployment rate declined further in 2015, ending the year at 5.0%, where it remained during the first quarter of 2016.
Witten Advisors reported that apartment vacancies in the U.S. were 7.8% at the end of 2009 (“U.S. Apartment Markets Forecast,” Fourth Quarter 2015). Apartment vacancies declined steadily throughout 2010 and 2011, stabilizing at 5%, the approximate equilibrium vacancy rate, in the second half of 2012. The vacancy rate remained relatively stable from that time through the third quarter of 2014. However, by the end of 2015, the vacancy rate had declined further to 4.6%. Witten Advisors also reported that effective rents for U.S. apartments were up by 2.0% and 4.2% in 2010 and 2011, respectively, in contrast to the decline in effective rents of 4.4% in 2009. Effective rents continued to grow in 2012 and 2013 at 3.9% and 3.5%, respectively, as compared to the long-term average growth rate of 2.7%. Since the third quarter of 2014, effective rent growth has been on the rise, surpassing 4.0% (annualized) for five consecutive quarters. Rent growth during 2015 was 5.0%.
Class A multifamily capitalization rates in the U.S. averaged 4.68% in the fourth quarter of 2007 (Witten Advisors: “U.S. Apartment Markets Forecast,” Fourth Quarter 2014). Capitalization rates increased to 5.79% by the fourth quarter of 2009, reflecting the decline in Class A multifamily property values as a result of the 2008 recession. By the first quarter of 2011, the average Class A capitalization rate had declined to approximately 5.0%, where it remained through the third quarter of 2013. Class A multifamily capitalization rates declined modestly to 4.8% in the fourth quarter of 2013, and declined further to 4.3% as of the end of the first quarter of 2016.
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

•
Housing Shift - An increasing number of people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 36.5% at the end of the first quarter of 2016. This equates to approximately 6.0 million additional renter households in the United States, according to Witten Advisors, over that time period.

•
Diminished supply - According to Witten Advisors (“U.S. Apartment Markets Forecast,” Fourth Quarter 2014), multifamily rental construction starts in the U.S. averaged approximately 300,000 units per year for the decade ended December 2005. In comparison, starts were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. From 2011 through 2014, rental construction starts in the United States grew from 147,000 to 313,000 units annually. Multifamily rental construction starts reached 355,000 units in 2015. Over the next few years (2016-2018), starts are expected to ease to 250,000-300,000 units per year.

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
We ceased offering shares of common stock in the primary Follow-on Offering on March 31, 2014. We plan to continue to offer shares under our dividend reinvestment plan until we have sold all $760,000,000 of shares of common stock under our dividend reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue the dividend reinvestment plan offering. We may terminate our dividend reinvestment plan offering at any time. As of March 31, 2016, we had sold an aggregate of 21,242,644 shares of common stock in the Offerings for gross offering proceeds of $211.6 million including an aggregate of 2,027,234 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $20.1 million. Also as of March 31, 2016, we had redeemed 768,274 shares sold in the Offerings for $7.5 million. As of March 31, 2016, we had invested substantially all of the proceeds from our now-terminated primary Offerings in real estate properties and do not anticipate making additional real estate acquisitions. We intend to use our cash on hand, cash flow generated by our real estate operations and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
As of March 31, 2016, we owned 11 apartment complexes. Our real estate investments generate cash flow in the form of rental revenues, which are reduced by operating expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and how well we manage our expenditures. As of March 31, 2016, our real estate property investments were 95% occupied.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2016, our total debt outstanding was $287.0 million. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2016, our borrowings and other liabilities were approximately 66% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets.
We paid distributions to our stockholders during the three months ended March 31, 2016 using cash flows from operations. We believe that our cash flows from operations, cash on hand and proceeds from our dividend reinvestment plan are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2016 did not exceed the charter-imposed limitation.
On January 21, 2016, our board of directors formed a special committee (the “Special Committee”) composed of all of our independent directors to explore the availability of strategic alternatives involving our company with the goal of providing liquidity options for our stockholders while preserving and maximizing overall returns on our investment portfolio.  While we conduct this process, we remain 100% focused on managing our properties.
As part of the process of exploring strategic alternatives, on April 5, 2016, the Special Committee engaged Robert A. Stanger & Co., Inc. (“Stanger”) to act as our financial advisor and to assist us and the Special Committee with this process. Under the terms of the engagement, Stanger will provide various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives.
Cash Flows from Operating Activities
As of March 31, 2016, we owned 11 apartment complexes. During the three months ended March 31, 2016, net cash provided by operating activities was $3.5 million. We expect our cash flows from operating activities to vary over time and do not anticipate making additional real estate acquisitions.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.8 million for the three months ended March 31, 2016 and consisted of cash used for improvements to real estate.
Cash Flows from Financing Activities
Net cash used in financing activities was $4.9 million for the three months ended March 31, 2016 and consisted primarily of the following:

•	$1.9 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $1.4 million;

•	$1.4 million of principal payments on our mortgage notes payable; and

•	$1.6 million of cash used for redemptions of common stock.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. As of March 31, 2016, we had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the advisory agreement, as we believed the payment of this amount to our advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above.
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
As of March 31, 2016, we had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the advisory agreement, as we believed the payment of this amount to our advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above. During the three months ended March 31, 2016, we incurred $0.7 million of asset management fees. However, we only recorded $0.2 million pursuant to the limitations in the advisory agreement as noted above. We did not accrue the remaining $0.5 million of these asset management fees as it is uncertain whether any of this amount will be paid in the future.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2016 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$286,997	$4,391	$105,154	$127,534	$49,918
Interest payments on outstanding debt obligations (2)	63,309	7,192	16,877	5,578	33,662
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2016. We incurred interest expense of $2.5 million, excluding amortization of deferred financing costs and discount on notes payable of $0.1 million, for the three months ended March 31, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
Comparison of the three months ended March 31, 2016 versus the three months ended March 31, 2015
As of March 31, 2016, we owned 11 apartment complexes and did not make any acquisitions or dispositions during the three months ended March 31, 2016 and 2015. The following table provides summary information about our results of operations for the three months ended March 31, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2016	2015
Rental income	$11,154	$11,056	$98	1%
Operating, maintenance, and management costs	1,626	2,733	(1,107)	(41)%
Real estate taxes and insurance	1,640	1,514	126	8%
Asset management fees to affiliate	194	277	(83)	(30)%
Property management fees and expenses to affiliate	1,355	74	1,281	1,731%
General and administrative expenses	625	640	(15)	(2)%
Depreciation and amortization expense	3,051	3,001	50	2%
Interest expense	2,591	2,617	(26)	(1)%
Rental income increased from $11.1 million for the three months ended March 31, 2015 to $11.2 million for the three months ended March 31, 2016, primarily as a result of an increase in lease termination fees. We expect rental income to vary in future periods depending on occupancy rates and rental rates of our real estate investments.
Operating, maintenance and management costs and real estate taxes and insurance decreased from $4.2 million for the three months ended March 31, 2015 to $3.3 million for the three months ended March 31, 2016 primarily due to a decrease in employee expenses and management fees to third-party property management companies as a result of the transition of all property management services to LPI during the second quarter of 2015, partially offset by an increase in general repair and maintenance costs and property tax expenses. Management fees to LPI, as well as reimbursable on-site personnel salary and related benefits expenses at the properties, are classified as property management fees and expenses to affiliate on the accompanying consolidated statements of operations. Operating, maintenance and management costs and real estate taxes and insurance may increase in future periods, as compared to historical periods as a result of inflation.
Asset management fees to affiliate with respect to our real estate investments decreased from $0.3 million for the three months ended March 31, 2015 to $0.2 million for the three months ended March 31, 2016. During the three months ended March 31, 2015, we incurred $0.7 million of asset management fees, of which $0.3 million was recorded based on certain payment limitations in the advisory agreement. The remaining $0.4 million of the asset management fees were deferred but not accrued as it is uncertain whether any of this amount will be paid in the future. During the three months ended March 31, 2016, we incurred $0.7 million of asset management fees, of which $0.2 million was recorded based on certain payment limitations in the advisory agreement. The remaining $0.5 million of the asset management fees were deferred but not accrued as it is uncertain whether any of this amount will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Property management fees and expenses to affiliate increased from $0.1 million for the three months ended March 31, 2015 to $1.4 million for the three months ended March 31, 2016. The increase was primarily due to the transition of all property management services to LPI during the second quarter of 2015. Prior to the transition, management fees, as well as reimbursable on-site personnel salary and related benefits expenses at the properties, were classified as operating, maintenance, and management costs. We expect our property management fees and expenses to affiliate to increase in future periods as a result of inflation.

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
We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes non-operating items included in FFO.  MFFO excludes non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the prior periods presented, MFFO adjustments consist of the exclusion of straight-line rent and the amortization of a discount on a note payable. We have excluded these items based on the following economic considerations:

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, while also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we expect to receive in a future period or rent that was received in a prior period; and

•
Amortization of a discount on a note payable.  Discounts on debt are amortized over the term of the loan as an adjustment to interest expense.  This application results in interest expense recognition that is different than the underlying contractual terms of the debt.  We have excluded the amortization of a discount in our calculation of MFFO to more appropriately reflect the economic impact of our debt as the amortization of a discount has no ongoing economic impact on our operations.  We believe excluding this item provides investors with a useful supplemental metric that directly addresses core operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2016 and 2015, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2016	2015
Net income	$86	$205
Depreciation of real estate assets	3,050	3,000
Amortization of lease-related costs	1	1
FFO	3,137	3,206
Straight-line rent	—	(12)
Amortization of discount on note payable	22	21
MFFO	$3,159	$3,215
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not be able to pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in whole or in part from debt financing and/or from proceeds from our Offerings. Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2016 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows from Operations
Period			Cash	Reinvested	Total
First Quarter 2016	$3,285	$0.160	$1,866	$1,421	$3,287	$3,451
_____________________
(1) Distributions for the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through March 31, 2016 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended March 31, 2016, we paid aggregate distributions of $3.3 million, including $1.9 million of distributions paid in cash and $1.4 million of distributions reinvested through our dividend reinvestment plan. FFO for the three months ended March 31, 2016 was $3.1 million and cash flows from operations was $3.5 million. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operations. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from our dividend reinvestment plan as permitted by our offering documents and loan agreements. See the reconciliation of FFO to net income above.
From inception through March 31, 2016, we paid aggregate distributions of $46.7 million, and our cumulative net loss for the same period was $24.8 million. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations and FFO (except with respect to distributions related to sales of our assets). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward - Looking Statements,” “Market Outlook — Multi-Family Real Estate and Finance Markets” and “Results of Operations” herein, and the risks discussed in Part II, Item 1A “Risk Factors” herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flows from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flows from operations.
Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. There have been no significant changes to our policies during 2016.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 1, 2016, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from March 1, 2016 through March 31, 2016. On May 2, 2016, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from April 1, 2016 through April 30, 2016.
Distributions Declared
On March 10, 2016, our board of directors declared distributions based on daily record dates for the period from May 1, 2016 through May 31, 2016, which we expect to pay in June 2016. On May 10, 2016, our board of directors declared distributions based on daily record dates for the period from June 1, 2016 through June 30, 2016, which we expect to pay in July 2016, and distributions based on daily record dates for the period from July 1, 2016 through July 31, 2016, which we expect to pay in August 2016. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the renovation and refinancing of our real estate investment portfolio and to fund our operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. If we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
Interest rate fluctuations will generally not affect our future earnings or cash flows in relation to our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2016, the fair value estimate of our fixed rate debt was $290.8 million and the outstanding principal balance of our fixed rate debt was $287.0 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2016. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, to the extent we have any variable rate debt, movements in interest rates on variable rate debt would change our future earnings and cash flows but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2016, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt as of March 31, 2016 was 3.3%. The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2016.
For a discussion of the interest rate risks related to the current capital and credit markets, see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.
We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flows from operations. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing. We may also fund distributions from the sale of assets. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced. In addition, to the extent distributions exceed cash flows from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations.
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
For the three months ended March 31, 2016, we paid aggregate distributions of $3.3 million, including $1.9 million of distributions paid in cash and $1.4 million of distributions reinvested through our dividend reinvestment plan. FFO for the three months ended March 31, 2016 was $3.1 million and cash flows from operations was $3.5 million. We funded our total distributions paid for the three months ended March 31, 2016 with cash flows from operations. For the three months ended March 31, 2016, FFO represented 95% of total distributions paid.
See Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” and “Distributions” herein and in Part II, Item VII, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.
We exhausted funds available for ordinary redemptions for the remainder of 2016 in January 2016.
Because of limitations on the dollar value of shares that may be redeemed under our share redemption program as described below, we exhausted funds available for ordinary redemptions for the remainder of 2016 in January 2016. As of March 31, 2016, we had $0.6 million of outstanding and unfulfilled ordinary redemption requests. “Ordinary redemptions” are redemptions not sought in connection with a special redemption.

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

•
We may redeem only the number of shares that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided that we may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including in connection with special redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with a special redemption. In January 2016, we exhausted the funds available for ordinary redemptions for the remainder of 2016. Because of limitations on the dollar value of shares that may be redeemed under our share redemption program, we will only be able to redeem shares in connection with special redemptions for the remainder of 2016. Notwithstanding anything contained in this paragraph to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We may provide this notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.

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

On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $10.29 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2015. We currently expect to utilize an independent valuation firm to update the estimated value per share in December 2016. For a full description of the assumptions and methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Annual Report on Form 10-K for the year ended December 31, 2015 at Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
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
During the three months ended March 31, 2016, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of the Share Redemption Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Share Redemption Program
January 2016	149,287	$10.12	149,287	(3)
February 2016	6,000	10.29	6,000	(3)
March 2016 (4)	4,009	10.17	2,097	(3)
Total	159,296		157,384
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. In January 2016, we exhausted $1.5 million of funds available for redemptions for 2016, Because of the limitations on the dollar value of shares that may be redeemed under our share redemption program, as described above, we will only be able to process special redemptions for the remainder of 2016. For the remainder of 2016, we may redeem up to $0.4 million of shares in connection with special redemptions. As of March 31, 2016 we had $0.6 million of outstanding and unfulfilled ordinary redemption requests, representing 56,759 shares, recorded in other liabilities on the accompanying consolidated balance sheets.
(4) In addition to the redemptions under our share redemption program described above, in March 2016, we repurchased 1,912 shares of our common stock at $10.03 per share for an aggregate price of $19,188.

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

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of January 25,
2016, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 18, 2016

10.2
Amendment No. 1 to the Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of March 15, 2016, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 18, 2016

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	May 12, 2016	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	May 12, 2016	By:	/s/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)