Form 10-Q
period 2016-06-30
KBS Legacy Partners Apartment REIT, Inc.
filed 2016-08-12
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2016
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
Yes  ☐  No  ☒
 As of August 8, 2016, there were 20,729,552 outstanding shares of common stock of the registrant.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
June 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate:
Land	$46,828	$46,828
Buildings and improvements	366,020	365,219
Total real estate, cost	412,848	412,047
Less accumulated depreciation and amortization	(41,615)	(35,713)
Total real estate, net	371,233	376,334
Cash and cash equivalents	17,772	20,193
Restricted cash	4,698	4,676
Prepaid expenses and other assets	3,868	4,976
Total assets	$397,571	$406,179
Liabilities and stockholders’ equity
Notes payable, net	$281,841	$284,488
Accounts payable and accrued liabilities	4,334	5,236
Due to affiliates	5,298	4,894
Distributions payable	1,102	1,133
Other liabilities	2,399	2,163
Total liabilities	294,974	297,914
Commitments and contingencies (Note 7)
Redeemable common stock	939	894
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,627,997 and 20,508,397 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	206	205
Additional paid-in capital	177,321	176,476
Cumulative distributions and net losses	(75,869)	(69,310)
Total stockholders’ equity	101,658	107,371
Total liabilities and stockholders’ equity	$397,571	$406,179
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$11,367	$11,184	$22,521	$22,240
Total revenues	11,367	11,184	22,521	22,240
Expenses:
Operating, maintenance, and management	1,559	2,266	3,185	4,999
Real estate taxes and insurance	1,811	1,508	3,451	3,022
Asset management fees to affiliate	44	266	238	543
Property management fees and expenses to affiliate	1,498	693	2,853	767
General and administrative expenses	849	572	1,474	1,212
Depreciation and amortization	3,065	3,019	6,116	6,019
Interest expense	2,579	2,627	5,170	5,245
Total expenses	11,405	10,951	22,487	21,807
Other income:
Interest and other income	14	4	28	9
Net (loss) income	$(24)	$237	$62	$442
Net income per common share, basic and diluted	$—	$0.01	$—	$0.02
Weighted-average number of common shares outstanding, basic and diluted	20,585,367	20,174,951	20,543,217	20,146,759
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2015 and the Six Months Ended June 30, 2016 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2014	20,084,830	$201	$172,448	$(56,925)	$115,724
Issuance of common stock	595,095	6	5,730	—	5,736
Redemptions of common stock	(171,528)	(2)	(1,695)	—	(1,697)
Distributions declared	—	—	—	(13,176)	(13,176)
Other offering costs	—	—	(7)	—	(7)
Net income	—	—	—	791	791
Balance, December 31, 2015	20,508,397	205	176,476	(69,310)	107,371
Issuance of common stock	294,063	3	2,873	—	2,876
Redemptions of common stock	(174,463)	(2)	(1,767)	—	(1,769)
Transfers to redeemable common stock	—	—	(250)	—	(250)
Distributions declared	—	—	—	(6,621)	(6,621)
Other offering costs	—	—	(11)	—	(11)
Net income	—	—	—	62	62
Balance, June 30, 2016	20,627,997	$206	$177,321	$(75,869)	$101,658
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$62	$442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,116	6,019
Bad debt expense	213	166
Loss due to property damages	145	78
Amortization of discount on notes payable	44	43
Amortization of deferred financing costs	207	207
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	(22)	(22)
Prepaid expenses and other assets	630	394
Accounts payable and accrued liabilities	(750)	(857)
Due to affiliates	404	24
Other liabilities	31	(72)
Net cash provided by operating activities	7,080	6,422
Cash Flows from Investing Activities:
Improvements to real estate	(1,180)	(1,193)
Insurance proceeds received for property damage	133	—
Net cash used in investing activities	(1,047)	(1,193)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(2,898)	(2,731)
Payments to redeem common stock	(1,769)	(1,507)
Payments of other offering costs	(11)	(7)
Distributions paid	(3,776)	(3,671)
Net cash used in financing activities	(8,454)	(7,916)
Net decrease in cash and cash equivalents	(2,421)	(2,687)
Cash and cash equivalents, beginning of period	20,193	23,878
Cash and cash equivalents, end of period	$17,772	$21,191
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,947	$5,021
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$2,876	$2,850
Increase in restricted cash related to property insurance proceeds	$—	$159
Increase in redeemable common stock payable	$205	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of June 30, 2016, the Sub-Advisor owned 20,000 shares of common stock of the Company.
The Company invested in and manages a portfolio of high quality apartment communities located throughout the United States. The Company’s portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of June 30, 2016, the Company owned 11 apartment complexes.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

As of June 30, 2016, the Company had sold an aggregate of 21,391,438 shares of common stock in the Offerings for gross offering proceeds of $213.0 million, including an aggregate of 2,176,028 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $21.5 million. Also, as of June 30, 2016, the Company had redeemed 783,441 shares sold in the Offerings for $7.6 million.
The Company continues to offer shares of common stock under the dividend reinvestment plan.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods.  During the three months ended June 30, 2015, the Company entered into various Property Management Agreements (defined below) with Legacy Partners, Inc., formerly known as Legacy Partners Residential, Inc. (“LPI”), an affiliate of the Sub-Advisor.  See Note 6, “Related Party Transactions — Property Management Agreements.”  As a result, management fees to LPI, as well as reimbursable on-site personnel salary and related benefits expenses at the Company’s real estate properties, have been reclassified from operating, maintenance and management costs to property management fees and expenses to affiliate on the accompanying consolidated statements of operations.
Segments
The Company had invested in 11 apartment complexes as of June 30, 2016. Substantially all of the Company’s revenue and net income (loss) is from real estate, and therefore, the Company currently operates in one reportable segment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Square Footage, Occupancy and Other Measures
Any references to square footage or occupancy are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the six months ended June 30, 2016 and 2015, respectively.
Distributions declared per common share were $0.162 and $0.322 for the three and six months ended June 30, 2016, respectively, and $0.162 and 0.322 for the three and six months ended June 30, 2015, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and six months ended June 30, 2016 and 2015. For the three and six months ended June 30, 2016 and 2015, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2016 through February 28, 2016 and March 1, 2016 through June 30, 2016 was a record date for distributions. Each day during the periods from January 1, 2015 through June 30, 2015 was a record date for distributions.
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
June 30, 2016
(unaudited)

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

3.	REAL ESTATE
As of June 30, 2016, the Company owned 11 apartment complexes, containing 3,039 units and encompassing 3.1 million rentable square feet, which were 95% occupied. The following table provides summary information regarding the properties owned by the Company as of June 30, 2016 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate, Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,444	$(4,796)	$31,648
Poplar Creek	02/09/2012	Schaumburg, IL	27,165	(2,661)	24,504
The Residence at Waterstone	04/06/2012	Pikesville, MD	65,158	(6,938)	58,220
Legacy Crescent Park	05/03/2012	Greer, SC	20,694	(2,596)	18,098
Legacy at Martin’s Point	05/31/2012	Lombard, IL	37,463	(4,858)	32,605
Wesley Village	11/06/2012	Charlotte, NC	44,394	(4,350)	40,044
Watertower Apartments	01/15/2013	Eden Prairie, MN	38,661	(3,734)	34,927
Crystal Park at Waterford	05/08/2013	Frederick, MD	45,992	(4,387)	41,605
Millennium Apartment Homes	06/07/2013	Greenville, SC	33,259	(3,115)	30,144
Legacy Grand at Concord	02/18/2014	Concord, NC	27,822	(1,935)	25,887
Lofts at the Highlands	02/25/2014	St. Louis, MO	35,796	(2,245)	33,551
			$412,848	$(41,615)	$371,233
Additionally, as of June 30, 2016 and December 31, 2015, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $3.0 million and $3.2 million, respectively.  During the three and six months ended June 30, 2016, the Company recorded amortization expense of $65,000 and $130,000, respectively, related to tax abatement intangible assets. During the three and six months ended June 30, 2015, the Company recorded amortization expense of $65,000 and $130,000, respectively, related to tax abatement intangible assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Property Damage
During the six months ended June 30, 2016, one of the Company’s apartment complexes suffered physical damage due to frozen water pipes. The Company’s insurance policies provide coverage for property damage and business interruption subject to a deductible of up to $12,500 per incident.  The Company recognized a loss due to damage of $145,000 during the six months ended June 30, 2016, which was reduced by a $132,500 insurance recovery related to such damage. The net loss due to damage of $12,500 during the six months ended June 30, 2016 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible.

4.	NOTES PAYABLE
As of June 30, 2016 and December 31, 2015, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of June 30, 2016	Payment Type	Maturity Date
Legacy at Valley Ranch Mortgage Loan	$31,259	$31,554	3.9%	Principal & Interest	04/01/2019
Poplar Creek Mortgage Loan	19,601	19,785	4.0%	Principal & Interest	03/01/2019
The Residence at Waterstone Mortgage Loan	46,106	46,550	3.8%	Principal & Interest	05/01/2019
Legacy Crescent Park Mortgage Loan	13,710	13,858	3.5%	Principal & Interest	06/01/2019
Legacy at Martin’s Point Mortgage Loan	22,100	22,330	3.3%	Principal & Interest	06/01/2019
Wesley Village Mortgage Loan	27,217	27,566	2.6%	Principal & Interest	12/01/2017
Watertower Mortgage Loan	24,236	24,525	2.5%	Principal & Interest	02/10/2018
Crystal Park Mortgage Loan	27,363	27,709	2.5%	Principal & Interest	06/01/2018
Millennium Mortgage Loan	20,441	20,689	2.7%	Principal & Interest	07/01/2018
Legacy Grand at Concord Mortgage Loan	22,544	22,693	4.1%	Principal & Interest	12/01/2050
Lofts at the Highlands Mortgage Loan	30,974	31,190	3.4%	Principal & Interest	08/01/2052
Total notes payable principal outstanding	$285,551	$288,449
Discount on note payable, net	(2,687)	(2,731)
Deferred financing costs, net	(1,023)	(1,230)
Total notes payable, net	$281,841	$284,488
During the three and six months ended June 30, 2016, the Company incurred $2.6 million and $5.2 million of interest expense, respectively. During the three and six months ended June 30, 2015, the Company incurred $2.6 million and $5.2 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2016 were $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2015 were $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Also included in interest expense were $22,000 and $44,000 of amortization of discount on a note payable for the three and six months ended June 30, 2016, respectively, and $22,000 and $43,000 of amortization of discount on a note payable for the three and six months ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company recorded interest payable of $0.8 million and $0.8 million, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for the Company’s notes payable outstanding as of June 30, 2016 (in thousands):

July 1, 2016 through December 31, 2016	$2,945
2017	32,196
2018	72,958
2019	126,682
2020	852
Thereafter	49,918
$285,551

5.	FAIR VALUE DISCLOSURES
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

The following were the face value, carrying amount and fair value of the Company’s notes payable as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$285,551	$281,841	$290,805	$288,449	$284,488	$284,160
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
During the three and six months ended June 30, 2016 and 2015, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Pursuant to the terms of these agreements and the property management agreements discussed below, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2016 and 2015, respectively, and any related amounts payable as of June 30, 2016 and December 31, 2015 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Expensed
Asset management fees (1)	$44	$266	$238	$543	$4,991	$4,752
Reimbursable operating expenses (2)	54	66	120	206	12	25
Property management fees and expenses (3)	1,498	693	2,853	767	295	117
	$1,596	$1,025	$3,211	$1,516	$5,298	$4,894
____________________
(1) See “Advisory Agreement – Asset Management Fee” below.
(2) Reimbursable operating expenses primarily consist of marketing research costs and property pursuit costs incurred by the Sub-Advisor and internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $33,000 and $24,000 for the three months ended June 30, 2016 and 2015, respectively, and $75,000 and $49,000 for the six months ended June 30, 2016 and 2015, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement through June 30, 2016. The Company does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor and Sub-Advisor for certain of the Company’s direct property operating costs incurred from third parties that were initially paid by the Advisor and Sub-Advisor on behalf of the Company.
(3) Property management fees and expenses consist of property management fees paid to LPI, as well as reimbursable on-site personnel salary and related benefits expenses at the properties and through March 31, 2015, fees for account maintenance and bookkeeping services paid to Legacy Partners Residential, L.P., an affiliate of the Sub-Advisor (“LPR”), under the now-terminated account services agreements. See “— Property Management Agreements.”
During the three and six months ended June 30, 2016, the Advisor reimbursed the Company $28,000 and $28,000 for property insurance rebate, respectively, and $0.1 million and $0.1 million for legal and professional fees, respectively.
In connection with the Follow-on Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the six months ended June 30, 2016, the Advisor incurred $61,000 for the costs of the supplemental coverage obtained by the Company.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

The Advisory Agreement defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the Advisory Agreement) and then to pay asset management fees previously deferred by the Advisor in accordance with the Advisory Agreement that remain unpaid. As of June 30, 2016, the Company had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the Advisory Agreement, as the Company believed the payment of this amount to the Advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above.
In addition, the Advisory Agreement defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the Advisory Agreement defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with the Advisory Agreement. As of June 30, 2016, the Company had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the Advisory Agreement, as the Company believed the payment of this amount to the Advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above. During the six months ended June 30, 2015, the Company incurred $1.4 million of asset management fees. However, the Company only recorded $0.5 million pursuant to the limitations in the Advisory Agreement as noted above. The Company deferred but did not accrue the remaining $0.9 million of these asset management fees as it is uncertain whether any of this amount will be paid in the future. During the six months ended June 30, 2016, the Company incurred $1.4 million of asset management fees. However, the Company only recorded $0.2 million pursuant to the limitations in the Advisory Agreement as noted above. The Company deferred but did not accrue the remaining $1.2 million of these asset management fees as it is uncertain whether any of this amount will be paid in the future.
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
June 30, 2016
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
June 30, 2016
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
Distributions Paid
On July 1, 2016, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2016 through June 30, 2016. On August 1, 2016, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2016 through July 31, 2016.
Distributions Declared
On July 12, 2016, the Company’s board of directors declared distributions based on daily record dates for the period from August 1, 2016 through August 31, 2016, which the Company expects to pay in September 2016. On August 10, 2016, the Company’s board of directors declared distributions based on daily record dates for the period from September 1, 2016 through September 30, 2016, which the Company expects to pay in October 2016, and distributions based on daily record dates for the period from October 1, 2016 through October 31, 2016, which the Company expects to pay in November 2016. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.32% annualized rate based on the Company’s December 8, 2015 estimated value per share of $10.29.

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

•
We depend on tenants for our revenue. Revenues from our real property investments could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults or early termination or non-renewal of existing tenant leases) and/or lower rental rates, limiting our ability to pay distributions to our stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
During any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (both as defined in the share redemption program and together with redemptions in connection with a stockholder’s death, “special redemptions”), the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for special redemptions. In January 2016, we exhausted $1.5 million of funds available for redemptions for 2016. Because of the limitations on the dollar value of shares that may be redeemed under our share redemption program, we will only be able to process special redemptions for the remainder of 2016. For the remainder of 2016, we may redeem up to $0.2 million of shares in connection with special redemptions.

•
Although the Special Committee (defined below) of our board of directors has engaged a financial advisor to explore the availability of strategic alternatives involving our company with the goal of providing liquidity options for our stockholders while preserving and maximizing overall returns on our investment portfolio, and although we have engaged Holliday Fenoglio Fowler, L.P. (“HFF”) to market our real estate properties for sale, we are not obligated to enter into any particular transaction or any transaction at all. Further, although we and HFF have begun the process of marketing our portfolio for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share. Neither we nor HFF undertakes any obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

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
We invested in and manage a portfolio of high quality apartment communities located throughout the United States. Our portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of June 30, 2016, we owned 11 apartment complexes.
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
As of June 30, 2016, we had sold an aggregate of 21,391,438 shares of common stock in the Offerings for gross offering proceeds of $213.0 million, including an aggregate of 2,176,028 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $21.5 million. Also, as of June 30, 2016, we had redeemed 783,441 shares sold in the Offerings for $7.6 million. We have used substantially all of the net proceeds from the primary Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.
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
According to the U.S. Bureau of Labor Statistics (“BLS”), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the 2008 - 2009 recession. Since 2009, employment has increased by over 14.4 million jobs (through June 2016). The BLS also reported that the unemployment rate peaked in 2009 at 10.0% and was down to 6.7% by the end of 2013. The unemployment rate continued to decline in 2014 and 2015, ending the year at 5.6% and 5.0%, respectively. Since the end of 2015, the unemployment rate has been relatively stable, fluctuating around 5.0%.
Witten Advisors reported that apartment vacancies in the U.S. were 7.8% at the end of 2009 (“U.S. Apartment Markets Forecast,” First Quarter 2016). Apartment vacancies declined steadily throughout 2010 and 2011, stabilizing at 5%, the approximate equilibrium vacancy rate, in the second half of 2012. The vacancy rate remained relatively stable from that time through the third quarter of 2014. However, by the end of 2015, the vacancy rate had declined further to 4.6%. As of the end of the first quarter of 2016, the vacancy rate was 4.4%. Witten Advisors also reported that effective rents for U.S. apartments were up by 2.0% and 4.2% in 2010 and 2011, respectively, in contrast to the decline in effective rents of 4.4% in 2009. Effective rents continued to grow in 2012 and 2013 at 3.9% and 3.5%, respectively, as compared to the long-term average growth rate of 2.7%. From the third quarter of 2014 through the first quarter of 2016, effective rent growth was on the rise, surpassing 4.0% (annualized) for six consecutive quarters. Rent growth during for the first quarter of 2016 was 4.6%.
Class A multifamily capitalization rates in the U.S. averaged 4.68% in the fourth quarter of 2007 (Witten Advisors: “U.S. Apartment Markets Forecast,” First Quarter 2016). Capitalization rates increased to 5.79% by the fourth quarter of 2009, reflecting the decline in Class A multifamily property values as a result of the 2008 recession. By the first quarter of 2011, the average Class A capitalization rate had declined to approximately 5.0%, where it remained through the third quarter of 2013. Class A multifamily capitalization rates declined modestly to 4.8% in the fourth quarter of 2013, and declined further to 4.3% as of the end of the first quarter of 2016.

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

•
Diminished supply - According to Witten Advisors (“U.S. Apartment Markets Forecast,” First Quarter 2016), multifamily rental construction starts in the U.S. averaged approximately 300,000 units per year for the decade ended December 2005. In comparison, starts were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. From 2011 through 2014, rental construction starts in the United States grew from 147,000 to 313,000 units annually. Multifamily rental construction starts reached 355,000 units in 2015. Over the next few years (2016-2019), starts are expected to ease to 250,000-300,000 units per year.

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
As of June 30, 2016, we had sold an aggregate of 21,391,438 shares of common stock in the Offerings for gross offering proceeds of $213.0 million including an aggregate of 2,176,028 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $21.5 million. Also as of June 30, 2016, we had redeemed 783,441 shares sold in the Offerings for $7.6 million. As of June 30, 2016, we had invested substantially all of the proceeds from our now-terminated primary Offerings in real estate properties and do not anticipate making additional real estate acquisitions. We intend to use our cash on hand, cash flow generated by our real estate operations and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2016, we owned 11 apartment complexes. Our real estate investments generate cash flow in the form of rental revenues, which are reduced by operating expenditures, debt service payments, the payment of asset management and property management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and how well we manage our expenditures. As of June 30, 2016, our real estate property investments were 95% occupied.
As of June 30, 2016, our total debt outstanding was $285.6 million. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2016, our borrowings and other liabilities were approximately 66% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets.
We paid distributions to our stockholders during the six months ended June 30, 2016 using cash flows from operations. We believe that our cash flows from operations, cash on hand and proceeds from our dividend reinvestment plan are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2016 did not exceed the charter-imposed limitation.
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
As part of the process of exploring strategic alternatives, on April 5, 2016, the Special Committee engaged Robert A. Stanger & Co., Inc. (“Stanger”) to act as our financial advisor and to assist us and the Special Committee with this process. Under the terms of the engagement, Stanger will provide various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Subsequently, we engaged HFF to market our real estate properties for sale. We are not obligated to enter into any particular transaction or any transaction at all. Further, although we and HFF have begun the process of marketing our portfolio for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Cash Flows from Operating Activities
As of June 30, 2016, we owned 11 apartment complexes. During the six months ended June 30, 2016, net cash provided by operating activities was $7.1 million. We expect our cash flows from operating activities to vary over time and do not anticipate making additional real estate acquisitions.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.0 million for the six months ended June 30, 2016 and consisted primarily of the following:

•	$1.1 million of cash used for improvements to real estate; and

•	$0.1 million of insurance proceeds received for property damage.
Cash Flows from Financing Activities
Net cash used in financing activities was $8.5 million for the six months ended June 30, 2016 and consisted primarily of the following:

•	$3.8 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $2.9 million;

•	$2.9 million of principal payments on our mortgage notes payable; and

•	$1.8 million of cash used for redemptions of common stock.

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
The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. As of June 30, 2016, we had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the advisory agreement, as we believed the payment of this amount to our advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above.
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
As of June 30, 2016, we had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the advisory agreement, as we believed the payment of this amount to our advisor was considered probable at the time it was recorded. These fees will be reimbursed in accordance with the terms noted above. During the six months ended June 30, 2016, we incurred $1.4 million of asset management fees. However, we only recorded $0.2 million pursuant to the limitations in the advisory agreement as noted above. We did not accrue the remaining $1.2 million of these asset management fees as it is uncertain whether any of this amount will be paid in the future.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2016 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$285,551	$2,945	$105,154	$127,534	$49,918
Interest payments on outstanding debt obligations (2)	60,894	4,777	16,877	5,578	33,662
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2016. We incurred interest expense of $4.9 million, excluding amortization of deferred financing costs and discount on a note payable of $0.3 million, for the six months ended June 30, 2016.
Results of Operations
Comparison of the three months ended June 30, 2016 versus the three months ended June 30, 2015
As of June 30, 2016, we owned 11 apartment complexes and did not make any acquisitions or dispositions during the three months ended June 30, 2016 and 2015. The following table provides summary information about our results of operations for the three months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2016	2015
Rental income	$11,367	$11,184	$183	2%
Operating, maintenance, and management costs	1,559	2,266	(707)	(31)%
Real estate taxes and insurance	1,811	1,508	303	20%
Asset management fees to affiliate	44	266	(222)	(83)%
Property management fees and expenses to affiliate	1,498	693	805	116%
General and administrative expenses	849	572	277	48%
Depreciation and amortization expense	3,065	3,019	46	2%
Interest expense	2,579	2,627	(48)	(2)%
Rental income increased from $11.2 million for the three months ended June 30, 2015 to $11.4 million for the three months ended June 30, 2016, primarily as a result of an increase in rental rates and fewer lease breaks on tenant renewals. We expect rental income to vary in future periods depending on occupancy rates and rental rates of our real estate investments.
Operating, maintenance and management costs and real estate taxes and insurance decreased from $3.8 million for the three months ended June 30, 2015 to $3.4 million for the three months ended June 30, 2016 primarily due to a decrease in employee expenses and management fees to third-party property management companies as a result of the transition of all property management services to LPI during the second quarter of 2015, partially offset by an increase in general repair and maintenance costs and property tax expenses. Management fees to LPI, as well as reimbursable on-site personnel salary and related benefits expenses at the properties, are classified as property management fees and expenses to affiliate on the accompanying consolidated statements of operations. Operating, maintenance and management costs and real estate taxes and insurance may increase in future periods, as compared to historical periods as a result of inflation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees to affiliate with respect to our real estate investments decreased from $0.3 million for the three months ended June 30, 2015 to $44,000 for the three months ended June 30, 2016. During the three months ended June 30, 2015, we incurred $0.7 million of asset management fees, of which $0.3 million was recorded based on certain payment limitations in the advisory agreement. The remaining $0.4 million of the asset management fees were deferred but not accrued as it is uncertain whether any of this amount will be paid in the future. During the three months ended June 30, 2016, we incurred $0.7 million of asset management fees, of which $44,000 was recorded based on certain payment limitations in the advisory agreement. The remaining $0.6 million of the asset management fees were deferred but not accrued as it is uncertain whether any of this amount will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “— Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Property management fees and expenses to affiliate increased from $0.7 million for the three months ended June 30, 2015 to $1.5 million for the three months ended June 30, 2016. The increase was primarily due to the transition of all property management services to LPI during the second quarter of 2015. Prior to the transition, management fees, as well as reimbursable on-site personnel salary and related benefits expenses at the properties, were classified as operating, maintenance, and management costs. We expect our property management fees and expenses to affiliate to increase in future periods as a result of inflation.
General and administrative expenses increased from $0.6 million for the three months ended June 30, 2015 to $0.8 million for the three months ended June 30, 2016 due to legal fees and other professional fees related to the Special Committee’s engagement of Stanger to act as our financial advisor. See “ — Liquidity and Capital Resources” for our discussion on the engagement of Stanger.
Comparison of the six months ended June 30, 2016 versus the six months ended June 30, 2015
The following table provides summary information about our results of operations for the six months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2016	2015
Rental income	$22,521	$22,240	$281	1%
Operating, maintenance, and management costs	3,185	4,999	(1,814)	(36)%
Real estate taxes and insurance	3,451	3,022	429	14%
Asset management fees to affiliate	238	543	(305)	(56)%
Property management fees and expenses to affiliate	2,853	767	2,086	272%
General and administrative expenses	1,474	1,212	262	22%
Depreciation and amortization expense	6,116	6,019	97	2%
Interest expense	5,170	5,245	(75)	(1)%
Rental income increased from $22.2 million for the six months ended June 30, 2015 to $22.5 million for the six months ended June 30, 2016, primarily as a result of an increase in rental rates and fewer lease breaks on tenant renewals. We expect rental income to vary in future periods depending on occupancy rates and rental rates of our real estate investments.
Operating, maintenance and management costs and real estate taxes and insurance decreased from $8.0 million for the six months ended June 30, 2015 to $6.6 million for the six months ended June 30, 2016 primarily due to a decrease in employee expenses and management fees to third-party property management companies as a result of the transition of all property management services to LPI during the second quarter of 2015, partially offset by an increase in general repair and maintenance costs and property tax expenses. Management fees to LPI, as well as reimbursable on-site personnel salary and related benefits expenses at the properties, are classified as property management fees and expenses to affiliate on the accompanying consolidated statements of operations. Operating, maintenance and management costs and real estate taxes and insurance may increase in future periods, as compared to historical periods as a result of inflation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees to affiliate with respect to our real estate investments decreased from $0.5 million for the six months ended June 30, 2015 to $0.2 million for the six months ended June 30, 2016. During the six months ended June 30, 2015, we incurred $1.4 million of asset management fees, of which $0.5 million was recorded based on certain payment limitations in the advisory agreement. The remaining $0.9 million of the asset management fees were deferred but not accrued as it is uncertain whether any of this amount will be paid in the future. During the six months ended June 30, 2016, we incurred $1.4 million of asset management fees, of which $0.2 million was recorded based on certain payment limitations in the advisory agreement. The remaining $1.2 million of the asset management fees were deferred but not accrued as it is uncertain whether any of this amount will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “— Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Property management fees and expenses to affiliate increased from $0.8 million for the six months ended June 30, 2015 to $2.9 million for the six months ended June 30, 2016. The increase was primarily due to the transition of all property management services to LPI during the second quarter of 2015. Prior to the transition, management fees, as well as reimbursable on-site personnel salary and related benefits expenses at the properties, were classified as operating, maintenance, and management costs. We expect our property management fees and expenses to affiliate to increase in future periods as a result of inflation.
General and administrative expenses increased from $1.2 million for the six months ended June 30, 2015 to $1.5 million for the six months ended June 30, 2016 due to legal fees and other professional fees related to the Special Committee’s engagement of Stanger to act as our financial advisor. See “ — Liquidity and Capital Resources” for our discussion on the engagement of Stanger.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2016 and 2015, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(24)	$237	$62	$442
Depreciation of real estate assets	3,064	3,018	6,114	6,017
Amortization of lease-related costs	1	1	2	2
FFO	3,041	3,256	6,178	6,461
Straight-line rent	—	(8)	—	(20)
Amortization of discount on note payable	22	22	44	43
MFFO	$3,063	$3,270	$6,222	$6,484
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
From time to time during our operational stage, we may not be able to pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in whole or in part from debt financing and/or from proceeds from our Offerings. Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2016 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows from Operations
Period			Cash	Reinvested	Total
First Quarter 2016	$3,285	$0.160	$1,866	$1,421	$3,287	$3,451
Second Quarter 2016	3,336	0.162	1,910	1,455	3,365	3,629
	$6,621	$0.322	$3,776	$2,876	$6,652	$7,080
_____________________
(1) Distributions for the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through June 30, 2016 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2016, we paid aggregate distributions of $6.7 million, including $3.8 million of distributions paid in cash and $2.9 million of distributions reinvested through our dividend reinvestment plan. FFO for the six months ended June 30, 2016 was $6.2 million and cash flows from operations was $7.1 million. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operations. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from our dividend reinvestment plan as permitted by our offering documents and loan agreements. See the reconciliation of FFO to net income above.
From inception through June 30, 2016, we paid aggregate distributions of $50.1 million, and our cumulative net loss for the same period was $24.8 million. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
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
Distributions Paid
On July 1, 2016, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from June 1, 2016 through June 30, 2016. On August 1, 2016, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from July 1, 2016 through July 31, 2016.
Distributions Declared
On July 12, 2016, our board of directors declared distributions based on daily record dates for the period from August 1, 2016 through August 31, 2016, which we expect to pay in September 2016. On August 10, 2016, our board of directors declared distributions based on daily record dates for the period from September 1, 2016 through September 30, 2016, which we expect to pay in October 2016, and distributions based on daily record dates for the period from October 1, 2016 through October 31, 2016, which we expect to pay in November 2016. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.32% annualized rate based on our December 8, 2015 estimated value per share of $10.29.

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
Interest rate fluctuations will generally not affect our future earnings or cash flows in relation to our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2016, the fair value estimate of our fixed rate debt was $290.8 million and the outstanding principal balance of our fixed rate debt was $285.6 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2016. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, to the extent we have any variable rate debt, movements in interest rates on variable rate debt would change our future earnings and cash flows but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2016, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt as of June 30, 2016 was 3.3%. The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2016.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For the six months ended June 30, 2016, we paid aggregate distributions of $6.7 million, including $3.8 million of distributions paid in cash and $2.9 million of distributions reinvested through our dividend reinvestment plan. FFO for the six months ended June 30, 2016 was $6.2 million and cash flows from operations was $7.1 million. We funded our total distributions paid for the six months ended June 30, 2016 with cash flows from operations. For the six months ended June 30, 2016, FFO represented 93% of total distributions paid.
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
Because of limitations on the dollar value of shares that may be redeemed under our share redemption program as described below, we exhausted funds available for ordinary redemptions for the remainder of 2016 in January 2016. As of June 30, 2016, we had $1.3 million of outstanding and unfulfilled ordinary redemption requests. “Ordinary redemptions” are redemptions not sought in connection with a special redemption. For the remainder of 2016, we may redeem up to $0.2 million of shares in connection with special redemptions.
We can give no assurances regarding any particular transaction in connection with the exploration of strategic alternatives and the marketing of our real estate properties for sale.
Although the Special Committee has engaged Stanger to explore the availability of strategic alternatives involving us with the goal of providing liquidity options for our stockholders while preserving and maximizing overall returns on our investment portfolio, we are not obligated to enter into any particular transaction or any transaction at all. Further, although we and HFF have begun the process of marketing our portfolio for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to our stockholders that equals or exceeds our estimated value per share.

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
During the six months ended June 30, 2016, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of the Share Redemption Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Share Redemption Program
January 2016	149,287	$10.12	149,287	(3)
February 2016	6,000	10.29	6,000	(3)
March 2016 (4)	4,009	10.17	2,097	(3)
April 2016	10,932	10.29	10,932	(3)
May 2016	—	—	—	(3)
June 2016	4,235	10.29	4,235	(3)
Total	174,463		172,551
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. In January 2016, we exhausted $1.5 million of funds available for redemptions for 2016, Because of the limitations on the dollar value of shares that may be redeemed under our share redemption program, as described above, we will only be able to process special redemptions for the remainder of 2016. For the remainder of 2016, we may redeem up to $0.2 million of shares in connection with special redemptions. As of June 30, 2016, we had $1.3 million of outstanding and unfulfilled ordinary redemption requests, representing 128,226 shares, recorded in other liabilities on the accompanying consolidated balance sheets.
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	August 11, 2016	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	August 11, 2016	By:	/s/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)