Form 10-Q
period 2016-09-30
KBS Legacy Partners Apartment REIT, Inc.
filed 2016-11-14
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2016
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
Yes  ☐  No  ☒
 As of November 4, 2016, there were 20,848,950 outstanding shares of common stock of the registrant.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate:
Land	$46,828	$46,828
Buildings and improvements	366,490	365,219
Total real estate, cost	413,318	412,047
Less accumulated depreciation and amortization	(44,592)	(35,713)
Total real estate, net	368,726	376,334
Cash and cash equivalents	16,906	20,193
Restricted cash	4,384	4,676
Prepaid expenses and other assets	4,982	4,976
Total assets	$394,998	$406,179
Liabilities and stockholders’ equity
Notes payable, net	$280,509	$284,488
Accounts payable and accrued liabilities	5,185	5,236
Due to affiliates	279	4,894
Distributions payable	1,109	1,133
Other liabilities	2,735	2,163
Total liabilities	289,817	297,914
Commitments and contingencies (Note 7)
Redeemable common stock	411	894
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,751,787 and 20,508,397 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	207	205
Additional paid-in capital	178,786	176,476
Cumulative distributions and net losses	(74,223)	(69,310)
Total stockholders’ equity	104,770	107,371
Total liabilities and stockholders’ equity	$394,998	$406,179
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$11,498	$11,330	$34,019	$33,570
Total revenues	11,498	11,330	34,019	33,570
Expenses:
Operating, maintenance, and management	1,671	1,915	4,854	6,914
Real estate taxes and insurance	1,797	1,487	5,248	4,509
Asset management fees to affiliate	104	144	343	687
Property management fees and expenses to affiliate	1,506	1,368	4,359	2,136
General and administrative expenses	473	485	1,947	1,697
Depreciation and amortization	3,084	3,036	9,201	9,056
Interest expense	2,588	2,636	7,758	7,879
Total expenses	11,223	11,071	33,710	32,878
Other income:
Interest income	13	4	41	13
Other income	4,752	—	4,752	—
Net income	$5,040	$263	$5,102	$705
Net income per common share, basic and diluted	$0.24	$0.01	$0.25	$0.03
Weighted-average number of common shares outstanding, basic and diluted	20,718,265	20,322,618	20,601,992	20,206,023
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2015 and the Nine Months Ended September 30, 2016 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2014	20,084,830	$201	$172,448	$(56,925)	$115,724
Issuance of common stock	595,095	6	5,730	—	5,736
Redemptions of common stock	(171,528)	(2)	(1,695)	—	(1,697)
Distributions declared	—	—	—	(13,176)	(13,176)
Other offering costs	—	—	(7)	—	(7)
Net income	—	—	—	791	791
Balance, December 31, 2015	20,508,397	205	176,476	(69,310)	107,371
Issuance of common stock	442,104	4	4,320	—	4,324
Redemptions of common stock	(198,714)	(2)	(2,017)	—	(2,019)
Distributions declared	—	—	—	(10,015)	(10,015)
Other offering costs	—	—	7	—	7
Net income	—	—	—	5,102	5,102
Balance, September 30, 2016	20,751,787	$207	$178,786	$(74,223)	$104,770
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$5,102	$705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,201	9,056
Bad debt expense	371	351
Loss due to property damages	145	78
Amortization of discount on notes payable	65	65
Amortization of deferred financing costs	311	311
Changes in operating assets and liabilities:
Restricted cash for operational expenditures	292	310
Prepaid expenses and other assets	(709)	(949)
Accounts payable and accrued liabilities	159	(744)
Due to affiliates	(4,615)	261
Other liabilities	89	(24)
Net cash provided by operating activities	10,411	9,420
Cash Flows from Investing Activities:
Improvements to real estate	(1,749)	(1,745)
Insurance proceeds received for property damage	133	397
Net cash used in investing activities	(1,616)	(1,348)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(4,355)	(4,141)
Payments to redeem common stock	(2,019)	(1,550)
Other offering costs	7	(7)
Distributions paid	(5,715)	(5,546)
Net cash used in financing activities	(12,082)	(11,244)
Net decrease in cash and cash equivalents	(3,287)	(3,172)
Cash and cash equivalents, beginning of period	20,193	23,878
Cash and cash equivalents, end of period	$16,906	$20,706
Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,413	$7,534
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$4,324	$4,298
Increase in redeemable common stock payable	$483	$363
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of September 30, 2016, the Sub-Advisor owned 20,000 shares of common stock of the Company.
The Company invested in and manages a portfolio of high quality apartment communities located throughout the United States. The Company’s portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of September 30, 2016, the Company owned 11 apartment complexes.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

As of September 30, 2016, the Company had sold an aggregate of 21,539,479 shares of common stock in the Offerings for gross offering proceeds of $214.5 million, including an aggregate of 2,324,069 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $23.0 million. Also, as of September 30, 2016, the Company had redeemed 807,692 shares sold in the Offerings for $7.9 million.
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Segments
The Company had invested in 11 apartment complexes as of September 30, 2016. Substantially all of the Company’s revenue and net income is from real estate, and therefore, the Company currently operates in one reportable segment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Square Footage, Occupancy and Other Measures
Any references to square footage or occupancy are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
Per Share Data
Basic net income per share of common stock is calculated by dividing net income by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income per share of common stock equals basic net income per share of common stock as there were no potentially dilutive securities outstanding during the nine months ended September 30, 2016 and 2015, respectively.
Distributions declared per common share were $0.164 and $0.486 for the three and nine months ended September 30, 2016, respectively, and $0.164 and $0.486 for the three and nine months ended September 30, 2015, respectively. Distributions declared per common share assumes each share was issued and outstanding each day during the three and nine months ended September 30, 2016 and 2015. For the three and nine months ended September 30, 2016 and 2015, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2016 through February 28, 2016 and March 1, 2016 through September 30, 2016 was a record date for distributions. Each day during the period from January 1, 2015 through September 30, 2015 was a record date for distributions.
Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements.
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
September 30, 2016
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); (d) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

3.	REAL ESTATE
As of September 30, 2016, the Company owned 11 apartment complexes, containing 3,039 units and encompassing 3.1 million rentable square feet, which were 94% occupied. The following table provides summary information regarding the properties owned by the Company as of September 30, 2016 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate, Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,485	$(4,995)	$31,490
Poplar Creek	02/09/2012	Schaumburg, IL	27,200	(2,820)	24,380
The Residence at Waterstone	04/06/2012	Pikesville, MD	65,270	(7,376)	57,894
Legacy Crescent Park	05/03/2012	Greer, SC	20,714	(2,763)	17,951
Legacy at Martin’s Point	05/31/2012	Lombard, IL	37,487	(5,198)	32,289
Wesley Village	11/06/2012	Charlotte, NC	44,433	(4,659)	39,774
Watertower Apartments	01/15/2013	Eden Prairie, MN	38,722	(4,020)	34,702
Crystal Park at Waterford	05/08/2013	Frederick, MD	46,050	(4,758)	41,292
Millennium Apartment Homes	06/07/2013	Greenville, SC	33,276	(3,376)	29,900
Legacy Grand at Concord	02/18/2014	Concord, NC	27,855	(2,143)	25,712
Lofts at the Highlands	02/25/2014	St. Louis, MO	35,826	(2,484)	33,342
			$413,318	$(44,592)	$368,726
Additionally, as of September 30, 2016 and December 31, 2015, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $3.0 million and $3.2 million, respectively.  During the three and nine months ended September 30, 2016, the Company recorded amortization expense of $65,000 and $0.2 million, respectively, related to tax abatement intangible assets. During the three and nine months ended September 30, 2015, the Company recorded amortization expense of $65,000 and $0.2 million, respectively, related to tax abatement intangible assets.
Property Damage
During the nine months ended September 30, 2016, one of the Company’s apartment complexes suffered physical damage due to frozen water pipes. The Company’s insurance policies provide coverage for property damage and business interruption subject to a deductible of up to $12,500 per incident.  The Company recognized a loss due to damage of $145,000 during the nine months ended September 30, 2016, which was reduced by a $132,500 insurance recovery related to such damage. The net loss due to damage of $12,500 during the nine months ended September 30, 2016 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

4.	NOTES PAYABLE
As of September 30, 2016 and December 31, 2015, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of September 30, 2016	Payment Type	Maturity Date
Legacy at Valley Ranch Mortgage Loan	$31,111	$31,554	3.9%	Principal & Interest	04/01/2019
Poplar Creek Mortgage Loan	19,509	19,785	4.0%	Principal & Interest	03/01/2019
The Residence at Waterstone Mortgage Loan	45,883	46,550	3.8%	Principal & Interest	05/01/2019
Legacy Crescent Park Mortgage Loan	13,636	13,858	3.5%	Principal & Interest	06/01/2019
Legacy at Martin’s Point Mortgage Loan	21,984	22,330	3.3%	Principal & Interest	06/01/2019
Wesley Village Mortgage Loan	27,041	27,566	2.6%	Principal & Interest	12/01/2017
Watertower Mortgage Loan	24,091	24,525	2.5%	Principal & Interest	02/10/2018
Crystal Park Mortgage Loan	27,190	27,709	2.5%	Principal & Interest	06/01/2018
Millennium Mortgage Loan	20,317	20,689	2.7%	Principal & Interest	07/01/2018
Legacy Grand at Concord Mortgage Loan	22,468	22,693	4.1%	Principal & Interest	12/01/2050
Lofts at the Highlands Mortgage Loan	30,864	31,190	3.4%	Principal & Interest	08/01/2052
Total notes payable principal outstanding	$284,094	$288,449
Discount on note payable, net	(2,666)	(2,731)
Deferred financing costs, net	(919)	(1,230)
Total notes payable, net	$280,509	$284,488
During the three and nine months ended September 30, 2016, the Company incurred $2.6 million and $7.8 million of interest expense, respectively. During the three and nine months ended September 30, 2015, the Company incurred $2.6 million and $7.9 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2016 were $0.1 million and $0.3 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2015 were $0.1 million and $0.3 million of amortization of deferred financing costs, respectively. Also included in interest expense were $22,000 and $65,000 of amortization of the discount on a note payable for the three and nine months ended September 30, 2016, respectively, and $22,000 and $65,000 of amortization of the discount on a note payable for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company recorded interest payable of $0.8 million and $0.8 million, respectively.
The following is a schedule of maturities, including principal amortization payments, for the Company’s notes payable outstanding as of September 30, 2016 (in thousands):

October 1, 2016 through December 31, 2016	$1,488
2017	32,196
2018	72,958
2019	126,682
2020	852
Thereafter	49,918
$284,094

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
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
The following were the face value, carrying amount and fair value of the Company’s notes payable as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$284,094	$280,509	$290,036	$288,449	$284,488	$284,160
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
September 30, 2016
(unaudited)

6.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Follow-on Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Follow-on Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s real estate properties, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company, such as certain operating costs. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above. The insurance program was renewed and is effective through June 30, 2017.
During the three and nine months ended September 30, 2016 and 2015, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Pursuant to the terms of these agreements and the property management agreements discussed below, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2016 and 2015, respectively, and any related amounts payable as of September 30, 2016 and December 31, 2015 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Expensed
Asset management fees (1)	$104	$144	$343	$687	$49	$4,752
Reimbursable operating expenses (2)	68	58	184	264	12	25
Property management fees and expenses (3)	1,506	1,368	4,359	2,136	218	117
	$1,678	$1,570	$4,886	$3,087	$279	$4,894
____________________
(1) See “Advisory Agreement – Asset Management Fee” below.
(2) Reimbursable operating expenses primarily consist of marketing research costs and property site visit expenses incurred by the Sub-Advisor and internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $48,000 and $44,000 for the three months ended September 30, 2016 and 2015, respectively, and $123,000 and $92,000 for the nine months ended September 30, 2016 and 2015, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement through September 30, 2016. The Company does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor and Sub-Advisor for certain of the Company’s direct property operating costs incurred from third parties that were initially paid by the Advisor and Sub-Advisor on behalf of the Company.
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
During the nine months ended September 30, 2016, the Advisor reimbursed the Company $28,000 for a property insurance rebate and $0.1 million for legal and professional fees, respectively.
In connection with the Follow-on Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the nine months ended September 30, 2016, the Advisor incurred $61,000 for the costs of the supplemental coverage obtained by the Company.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The Advisory Agreement defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the Advisory Agreement) and then to pay asset management fees previously deferred by the Advisor in accordance with the Advisory Agreement that remain unpaid. The Company had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the Advisory Agreement, as the Company believed the payment of this amount to the Advisor was probable at the time it was recorded. During the three and nine months ended September 30, 2016, the Company reversed, as an increase to other income, the liabilities due to affiliates related to the $1.5 million of asset management fees for the period from February 2013 through July 2013 as the Company believes that the payment of this amount to the Advisor is remote.
In addition, the Advisory Agreement defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the Advisory Agreement defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with the Advisory Agreement. The Company had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the Advisory Agreement, as the Company believed the payment of this amount to the Advisor was probable at the time it was recorded. During the three and nine months ended September 30, 2016, the Company reversed, as an increase to other income, the liabilities due to affiliates related to the $3.3 million of asset management fees for the period from August 2013 through December 2014 as the Company believes that the payment of this amount to the Advisor is remote.
During the nine months ended September 30, 2015, the Company incurred $2.1 million of asset management fees. However, the Company only recorded $0.7 million pursuant to the limitations in the Advisory Agreement as noted above. The Company deferred but did not accrue the remaining $1.4 million of these asset management fees as it is uncertain whether any of this amount will be paid in the future. During the nine months ended September 30, 2016, the Company incurred $2.2 million of asset management fees. However, the Company only recorded $0.3 million pursuant to the limitations in the Advisory Agreement as noted above. The Company deferred but did not accrue the remaining $1.9 million of these asset management fees as it is uncertain whether any of this amount will be paid in the future.
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
September 30, 2016
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
Under the Property Management Agreements, each Property Owner pays LPI: (i) a monthly fee based on a percentage (as described in the table above, the “Management Fee Percentage”) of the Gross Monthly Collections (as defined in each Property Management Agreement), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPI and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPI for retail leases executed that were procured or obtained by LPI, (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel. Unless otherwise provided for in an approved operating budget, LPI is responsible for all expenses that it incurs in rendering services pursuant to each Property Management Agreement. Each Property Management Agreement has an initial term of one year and will continue thereafter on a month-to-month basis unless either party gives 30 days’ prior written notice of its desire to terminate the Property Management Agreement. Notwithstanding the foregoing, the Property Owner may terminate each Property Management Agreement at any time without cause upon 30 days’ prior written notice to LPI. The Property Owner may also terminate the Property Management Agreement with cause immediately upon notice to LPI and the expiration of any applicable cure period. LPI may terminate each Property Management Agreement at any time without cause upon prior written notice to the Property Owner which, depending upon the terms of the particular Property Management Agreement, requires either 30, 60 or 90 days prior written notice. LPI may terminate the Property Management Agreement for cause if a Property Owner commits any material default under the Property Management Agreement and the default continues for a period of 30 days after notice from LPI to a Property Owner for a default or, in the case of Watertower Apartments, Lofts at the Highlands, Wesley Village, Legacy Grand at Concord, Millennium Apartment Homes and Legacy Crescent Park, if a monetary default continues for a period of 10 days after notice of such monetary default.
The Management Fee Percentage and any other fees and reimbursements payable to LPI by the Property Owner under each Property Management Agreement are approximately equal to the applicable percentage and other fees and reimbursements payable to LPR by the Property Owner under the now-terminated account services agreements and to the prior third party management companies by the Property Owner under the now-terminated prior property management agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
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
Distributions Paid
On October 3, 2016, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from September 1, 2016 through September 30, 2016. On November 1, 2016, the Company paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from October 1, 2016 through October 31, 2016.
Distributions Declared
On October 11, 2016, the Company’s board of directors declared distributions based on daily record dates for the period from November 1, 2016 through November 30, 2016, which the Company expects to pay in December 2016. On November 10, 2016, the Company’s board of directors declared distributions based on daily record dates for the period from December 1, 2016 through December 31, 2016, which the Company expects to pay in January 2017, and distributions based on daily record dates for the period from January 1, 2017 through January 31, 2017, which the Company expects to pay in February 2017. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
During any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (both as defined in the share redemption program and together with redemptions in connection with a stockholder’s death, “special redemptions”), the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for special redemptions. In January 2016, we exhausted $1.5 million of funds available for redemptions for 2016 and in August 2016, we exhausted $0.5 million of funds available for special redemptions for 2016. Therefore, we have no funds available for redemptions for the remainder of 2016.

•
Although the Special Committee (defined below) of our board of directors has engaged a financial advisor to explore the availability of strategic alternatives involving our company with the goal of providing liquidity options for our stockholders while preserving and maximizing overall returns on our investment portfolio, and although we have engaged Holliday Fenoglio Fowler, L.P. (“HFF”) to market our real estate properties for sale, we are not obligated to enter into any particular transaction or any transaction at all. Further, although we and HFF continue to market the assets in our portfolio for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share. Neither we nor HFF undertakes any obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

All forward-looking statements should be read in light of the risks identified herein, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, all filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to continue to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
We invested in and manage a portfolio of high quality apartment communities located throughout the United States. Our portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of September 30, 2016, we owned 11 apartment complexes.
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
As of September 30, 2016, we had sold an aggregate of 21,539,479 shares of common stock in the Offerings for gross offering proceeds of $214.5 million, including an aggregate of 2,324,069 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $23.0 million. Also, as of September 30, 2016, we had redeemed 807,692 shares sold in the Offerings for $7.9 million. We have used substantially all of the net proceeds from the primary Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.
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
According to the U.S. Bureau of Labor Statistics (“BLS”), approximately 8.7 million jobs were lost in the U.S. from December 2007 through December 2009 as a result of the 2008 - 2009 recession. Since 2009, employment has increased by over 15.0 million jobs (through September 2016). The BLS also reported that the unemployment rate peaked in 2009 at 10.0% and was down to 6.7% by the end of 2013. The unemployment rate continued to decline in 2014 and 2015, ending the year at 5.6% and 5.0%, respectively. Since the end of 2015, the unemployment rate has been relatively stable, fluctuating around 5.0%.
Witten Advisors reported that apartment vacancies in the U.S. were 7.8% at the end of 2009 (“U.S. Apartment Markets Forecast,” Third Quarter 2016). Apartment vacancies declined steadily throughout 2010 and 2011, stabilizing at 5%, the approximate equilibrium vacancy rate, in the second half of 2012. The vacancy rate remained relatively stable from that time through the third quarter of 2014. However, by the end of 2015, the vacancy rate had declined further to 4.6%. As of the end of the second quarter of 2016, the vacancy rate was 4.2%. Witten Advisors also reported that effective rents for U.S. apartments were up by 2.0% and 4.2% in 2010 and 2011, respectively, in contrast to the decline in effective rents of 4.4% in 2009. Effective rents continued to grow in 2012 and 2013 at 3.9% and 3.5%, respectively, as compared to the long-term average growth rate of 2.7%. From the third quarter of 2014 through the first quarter of 2016, effective rent growth was on the rise, surpassing 4.0% (annualized) for six consecutive quarters. Rent growth during for the second quarter of 2016 was 4.2%.
Class A multifamily capitalization rates in the U.S. averaged 4.7% in the fourth quarter of 2007 (Witten Advisors: “U.S. Apartment Markets Forecast,” First Quarter 2016). Capitalization rates increased to 5.8% by the fourth quarter of 2009, reflecting the decline in Class A multifamily property values as a result of the 2008 recession. By the first quarter of 2011, the average Class A capitalization rate had declined to approximately 5.0%, where it remained through the third quarter of 2013. Class A multifamily capitalization rates declined modestly to 4.8% in the fourth quarter of 2013, and declined further to 4.4% as of the end of the second quarter of 2016.

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

•
Echo Boom - The children of the Baby Boom generation, dubbed the Echo Boomers, will increase the prime rental age group, 20 to 34 year olds, increasing from 64 million in 2011 to 68 million through 2020, according to the U.S. Census Bureau.

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

•
Housing Shift - An increasing number of people are choosing to rent, as opposed to own, their home. According to the U.S. Census Bureau, the percentage of people that rent their housing in the United States has increased from 31.0% in fourth quarter 2005, to 37.1% at the end of the second quarter of 2016. This equates to approximately 6.7 million additional renter households in the United States, according to Witten Advisors, over that time period.

•
Diminished supply - According to Witten Advisors (“U.S. Apartment Markets Forecast,” First Quarter 2016), multifamily rental construction starts in the U.S. averaged approximately 300,000 units per year for the decade ended December 2005. In comparison, starts were 104,200 units in 2010, a small increase over the 50-year low mark of 97,600 units started in 2009. From 2011 through 2014, rental construction starts in the United States grew from 147,000 to 313,000 units annually. Multifamily rental construction starts reached nearly 385,000 units for the twelve month period ending July 2016. Over the next few years (second half of 2016-2019), starts are expected to ease to 250,000-300,000 units per year.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2016, we had sold an aggregate of 21,539,479 shares of common stock in the Offerings for gross offering proceeds of $214.5 million including an aggregate of 2,324,069 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $23.0 million. Also as of September 30, 2016, we had redeemed 807,692 shares sold in the Offerings for $7.9 million. As of March 31, 2014, we had invested substantially all of the proceeds from our now-terminated primary Offerings in real estate properties and do not anticipate making additional real estate acquisitions. We intend to use our cash on hand, cash flow generated by our real estate operations and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
As of September 30, 2016, we owned 11 apartment complexes. Our real estate investments generate cash flow in the form of rental revenues, which are reduced by operating expenditures, debt service payments, the payment of asset management and property management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and how well we manage our expenditures. As of September 30, 2016, our real estate property investments were 94% occupied.
As of September 30, 2016, our total debt outstanding was $284.1 million. We limit our total liabilities to 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2016, our borrowings and other liabilities were approximately 65% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets.
We paid distributions to our stockholders during the nine months ended September 30, 2016 using cash flows from operations. We believe that our cash flows from operations, cash on hand and proceeds from our dividend reinvestment plan are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended September 30, 2016 did not exceed the charter-imposed limitation.
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
As part of the process of exploring strategic alternatives, on April 5, 2016, the Special Committee engaged Robert A. Stanger & Co., Inc. (“Stanger”) to act as our financial advisor and to assist us and the Special Committee with this process. Under the terms of the engagement, Stanger has provided various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Subsequently, we engaged HFF to market our real estate properties for sale. We are not obligated to enter into any particular transaction or any transaction at all. Further, although we and HFF continue to market the assets in our portfolio for sale, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Cash Flows from Operating Activities
As of September 30, 2016, we owned 11 apartment complexes. During the nine months ended September 30, 2016, net cash provided by operating activities was $10.4 million. We expect our cash flows from operating activities to vary over time and do not anticipate making additional real estate acquisitions.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.6 million for the nine months ended September 30, 2016 and consisted primarily of the following:

•	$1.7 million of cash used for improvements to real estate; and

•	$0.1 million of insurance proceeds received for property damage.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
Net cash used in financing activities was $12.1 million for the nine months ended September 30, 2016 and consisted primarily of the following:

•	$5.7 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $4.3 million;

•	$4.4 million of principal payments on our mortgage notes payable; and

•	$2.0 million of cash used for redemptions of common stock.
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
The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. We had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the advisory agreement, as we believed the payment of this amount to our advisor was probable at the time it was recorded. During the three and nine months ended September 30, 2016, we reversed, as an increase to other income, the liabilities due to affiliates related to the $1.5 million of asset management fees for February 2013 through July 2013 as we believe that the payment of this amount to our advisor is remote.
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
We had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the advisory agreement, as we believed the payment of this amount to our advisor was probable at the time it was recorded. During the three and nine months ended September 30, 2016, we reversed, as an increase to other income, the liabilities due to affiliates related to the $3.3 million of asset management fees for August 2013 through December 2014 as we believe that the payment of this amount to our advisor is remote. During the nine months ended September 30, 2016, we incurred $2.2 million of asset management fees. However, we only recorded $0.3 million pursuant to the limitations in the advisory agreement as noted above. We did not accrue the remaining $1.9 million of these asset management fees as it is uncertain whether any of this amount will be paid in the future.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

However, notwithstanding any of the foregoing, any and all deferred asset management fees shall be immediately due and payable at such time as our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption plan, and (ii) an 8.0% per year cumulative, non-compounded return on such net invested capital (the “Stockholders’ 8% Return”). The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to receive deferred asset management fees. During the three and nine months ended September 30, 2016, we reversed, as described above, an aggregate of $4.8 million of deferred asset management fees that were previously accrued. We believe the payment of the deferred asset management fees is remote based on the estimated value per share and management’s current projection of cash flow and distributions to our stockholders.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2016 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$284,094	$1,488	$105,154	$127,534	$49,918
Interest payments on outstanding debt obligations (2)	58,490	2,373	16,877	5,578	33,662
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2016. We incurred interest expense of $7.4 million, excluding amortization of deferred financing costs and discount on a note payable of $0.4 million, for the nine months ended September 30, 2016.
Results of Operations
Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2015
As of September 30, 2016, we owned 11 apartment complexes and did not make any acquisitions or dispositions during the three months ended September 30, 2016 and 2015. The following table provides summary information about our results of operations for the three months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2016	2015
Rental income	$11,498	$11,330	$168	1%
Operating, maintenance, and management costs	1,671	1,915	(244)	(13)%
Real estate taxes and insurance	1,797	1,487	310	21%
Asset management fees to affiliate	104	144	(40)	(28)%
Property management fees and expenses to affiliate	1,506	1,368	138	10%
Depreciation and amortization expense	3,084	3,036	48	2%
Interest expense	2,588	2,636	(48)	(2)%
Other income	4,752	—	4,752	100%
Rental income increased from $11.3 million for the three months ended September 30, 2015 to $11.5 million for the three months ended September 30, 2016, primarily as a result of an increase in rental rates. We expect rental income to vary in future periods depending on occupancy rates and rental rates of our real estate investments.
Operating, maintenance and management costs and real estate taxes and insurance increased from $3.4 million for the three months ended September 30, 2015 to $3.5 million for the three months ended September 30, 2016 primarily due to property tax reassessments, offset by a decrease in on-site office expenses and repairs and maintenance costs. Operating, maintenance and management costs and real estate taxes and insurance may increase in future periods, as compared to historical periods as a result of inflation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees to affiliate with respect to our real estate investments decreased from $144,000 for the three months ended September 30, 2015 to $104,000 for the three months ended September 30, 2016. During the three months ended September 30, 2015, we incurred $0.7 million of asset management fees, of which $0.1 million was recorded based on certain payment limitations in the advisory agreement. The remaining $0.6 million of the asset management fees were deferred but not accrued as it is uncertain whether any of this amount will be paid in the future. During the three months ended September 30, 2016, we incurred $0.7 million of asset management fees, of which $0.1 million was recorded based on certain payment limitations in the advisory agreement. The remaining $0.6 million of the asset management fees were deferred but not accrued as it is uncertain whether any of this amount will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “— Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Property management fees and expenses to affiliate increased from $1.4 million for the three months ended September 30, 2015 to $1.5 million for the three months ended September 30, 2016. The increase was primarily related to higher reimbursable on-site personnel salary and related benefits expenses. We expect our property management fees and expenses to affiliate to increase in future periods as a result of inflation.
Other income for the three months ended September 30, 2016 of $4.8 million relates to the reversal of previously deferred and accrued asset management fees of $1.5 million for the period from February 2013 through July 2013 and $3.3 million for the period from August 2013 through December 2014 as we believe that the payment of these amounts are remote. We did not record any other income for the three months ended September 30, 2015. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “— Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Comparison of the nine months ended September 30, 2016 versus the nine months ended September 30, 2015
The following table provides summary information about our results of operations for the nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2016	2015
Rental income	$34,019	$33,570	$449	1%
Operating, maintenance, and management costs	4,854	6,914	(2,060)	(30)%
Real estate taxes and insurance	5,248	4,509	739	16%
Asset management fees to affiliate	343	687	(344)	(50)%
Property management fees and expenses to affiliate	4,359	2,136	2,223	104%
General and administrative expenses	1,947	1,697	250	15%
Depreciation and amortization expense	9,201	9,056	145	2%
Interest expense	7,758	7,879	(121)	(2)%
Other income	4,752	—	4,752	100%
Rental income increased from $33.6 million for the nine months ended September 30, 2015 to $34.0 million for the nine months ended September 30, 2016, primarily as a result of an increase in rental rates. We expect rental income to vary in future periods depending on occupancy rates and rental rates of our real estate investments.
Operating, maintenance and management costs and real estate taxes and insurance decreased from $11.4 million for the nine months ended September 30, 2015 to $10.1 million for the nine months ended September 30, 2016 primarily due to a decrease in reimbursable on-site personnel salary and related benefits expenses and management fees to third-party property management companies as a result of the transition of all property management services to LPI during the second quarter of 2015, partially offset by an increase in general repair and maintenance costs and property tax expenses. Management fees to LPI, as well as reimbursable on-site personnel salary and related benefits expenses at the properties, are classified as property management fees and expenses to affiliate on the accompanying consolidated statements of operations. Operating, maintenance and management costs and real estate taxes and insurance may increase in future periods, as compared to historical periods as a result of inflation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees to affiliate with respect to our real estate investments decreased from $0.7 million for the nine months ended September 30, 2015 to $0.3 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2015, we incurred $2.1 million of asset management fees, of which $0.7 million was recorded based on certain payment limitations in the advisory agreement. The remaining $1.4 million of the asset management fees were deferred but not accrued as it is uncertain whether any of this amount will be paid in the future. During the nine months ended September 30, 2016, we incurred $2.2 million of asset management fees, of which $0.3 million was recorded based on certain payment limitations in the advisory agreement. The remaining $1.9 million of the asset management fees were deferred but not accrued as it is uncertain whether any of this amount will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “— Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Property management fees and expenses to affiliate increased from $2.1 million for the nine months ended September 30, 2015 to $4.4 million for the nine months ended September 30, 2016. The increase was primarily due to the transition of all property management services to LPI during the second quarter of 2015. Prior to the transition, management fees, as well as reimbursable on-site personnel salary and related benefits expenses at the properties, were classified as operating, maintenance, and management costs. We expect our property management fees and expenses to affiliate to increase in future periods as a result of inflation.
General and administrative expenses increased from $1.7 million for the nine months ended September 30, 2015 to $1.9 million for the nine months ended September 30, 2016 due to legal fees and other professional fees related to the Special Committee’s engagement of Stanger to act as our financial advisor. See “ — Liquidity and Capital Resources” for our discussion on the engagement of Stanger.
Other income for the nine months ended September 30, 2016 of $4.8 million relates to the reversal of previously deferred and accrued asset management fees of $1.5 million for the period from February 2013 through July 2013 and $3.3 million for the period from August 2013 through December 2014 as we believe that the payment of these amounts are remote. We did not record any other income for the nine months ended September 30, 2015. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “— Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Funds from Operations, Modified Funds from Operations and Adjusted MFFO
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current NAREIT definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities, and when compared year over year, FFO reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net income or loss.

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
In addition, our management uses an adjusted MFFO (“Adjusted MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. Adjusted MFFO provides an adjustment to MFFO to exclude other income, which management does not believe reflects the current operating performance of our investments and does not provide an indication of future operating performance.
We believe that MFFO and Adjusted MFFO are helpful as measures of ongoing operating performance because they exclude non-operating items included in FFO.  MFFO and Adjusted MFFO exclude non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO and Adjusted MFFO provide investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO and Adjusted MFFO provide comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
FFO, MFFO and Adjusted MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO, MFFO and Adjusted MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO, MFFO and Adjusted MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO, MFFO and Adjusted MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO, MFFO and Adjusted MFFO, in addition to net income and cash flows from operations as defined by GAAP, are meaningful supplemental performance measures.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$5,040	$263	$5,102	$705
Depreciation of real estate assets	3,083	3,035	9,199	9,053
Amortization of lease-related costs	1	1	2	3
FFO	8,124	3,299	14,303	9,761
Straight-line rent	—	—	—	(20)
Amortization of discount on note payable	22	22	65	65
MFFO	8,146	3,321	14,368	9,806
Reversal of accrued asset management fees (1)	(4,752)	—	(4,752)	—
Adjusted MFFO	$3,394	$3,321	$9,616	$9,806
_____________________
(1) Relates to reversal of previously deferred and accrued asset management fees of $1.5 million for the period from February 2013 through July 2013 and $3.3 million for the period from August 2013 through December 2014 as we believe that the payment of these amounts is remote.
FFO, MFFO and Adjusted MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not be able to pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in whole or in part from debt financing and/or from proceeds from our Offerings. Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2016 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows from Operations
Period			Cash	Reinvested	Total
First Quarter 2016	$3,285	$0.160	$1,866	$1,421	$3,287	$3,451
Second Quarter 2016	3,336	0.162	1,910	1,455	3,365	3,629
Third Quarter 2016	3,394	0.164	1,939	1,448	3,387	3,331
	$10,015	$0.486	$5,715	$4,324	$10,039	$10,411
_____________________
(1) Distributions for the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through September 30, 2016 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the nine months ended September 30, 2016, we paid aggregate distributions of $10.0 million, including $5.7 million of distributions paid in cash and $4.3 million of distributions reinvested through our dividend reinvestment plan. FFO for the nine months ended September 30, 2016 was $14.3 million and cash flows from operations was $10.4 million. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operations. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from our dividend reinvestment plan as permitted by our offering documents and loan agreements. See the reconciliation of FFO to net income above.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

From inception through September 30, 2016, we paid aggregate distributions of $53.5 million, and our cumulative net loss for the same period was $19.8 million. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
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
Distributions Paid
On October 3, 2016, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from September 1, 2016 through September 30, 2016. On November 1, 2016, we paid distributions of $1.1 million, which related to distributions declared for daily record dates for each day in the period from October 1, 2016 through October 31, 2016.
Distributions Declared
On October 11, 2016, our board of directors declared distributions based on daily record dates for the period from November 1, 2016 through November 30, 2016, which we expect to pay in December 2016. On November 10, 2016, our board of directors declared distributions based on daily record dates for the period from December 1, 2016 through December 31, 2016, which we expect to pay in January 2017, and distributions based on daily record dates for the period from January 1, 2017 through January 31, 2017, which we expect to pay in February 2017. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
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
Interest rate fluctuations will generally not affect our future earnings or cash flows in relation to our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2016, the fair value estimate of our fixed rate debt was $290.0 million and the outstanding principal balance of our fixed rate debt was $284.1 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2016. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, to the extent we have any variable rate debt, movements in interest rates on variable rate debt would change our future earnings and cash flows but, generally, not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2016, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt as of September 30, 2016 was 3.3%. The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2016.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Please see the risks discussed below, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
For the nine months ended September 30, 2016, we paid aggregate distributions of $10.0 million, including $5.7 million of distributions paid in cash and $4.3 million of distributions reinvested through our dividend reinvestment plan. FFO for the nine months ended September 30, 2016 was $14.3 million and cash flows from operations was $10.4 million. We funded our total distributions paid for the nine months ended September 30, 2016 with cash flows from operations. For the nine months ended September 30, 2016, FFO represented 142% of total distributions paid.
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
We exhausted funds available for redemptions for the remainder of 2016 in August 2016.
Because of limitations on the dollar value of shares that may be redeemed under our share redemption program as described below, we exhausted funds available for ordinary redemptions for the remainder of 2016 in January 2016 and funds available for special redemptions for the remainder of 2016 in August 2016. As of September 30, 2016, we had a total of $1.6 million of outstanding and unfulfilled redemption requests recorded in other liabilities on the accompanying consolidated balance sheets.

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

•
We may redeem only the number of shares that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided that we may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including in connection with special redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with a special redemption. We exhausted the funds available for ordinary redemptions for the remainder of 2016 in January 2016 and funds available for special redemptions for the remainder of 2016 in August 2016. Notwithstanding anything contained in this paragraph to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We may provide this notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.

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
Upon a transfer of shares, any pending redemption requests with respect to such transferred shares will be canceled as of the date we accept the transfer. Stockholders wishing us to continue to consider a redemption request related to any transferred shares must resubmit their redemption request.

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
During the nine months ended September 30, 2016, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of the Share Redemption Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Share Redemption Program
January 2016	149,287	$10.12	149,287	(3)
February 2016	6,000	10.29	6,000	(3)
March 2016 (4)	4,009	10.17	2,097	(3)
April 2016	10,932	10.29	10,932	(3)
May 2016	—	—	—	(3)
June 2016	4,235	10.29	4,235	(3)
July 2016	—	—	—	(3)
August 2016	24,251	10.29	24,251	(3)
September 2016	—	—	—	(3)
Total	198,714		196,802
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. In January 2016, we exhausted $1.5 million of funds available for redemptions for 2016. In August 2016, we exhausted $0.5 million of funds available for special redemptions for 2016. As of September 30, 2016, we had a total of $1.6 million of outstanding and unfulfilled redemption requests, representing 154,391 shares, recorded in other liabilities on the accompanying consolidated balance sheets.
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	November 10, 2016	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	November 10, 2016	By:	/s/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)