Form 10-K
period 2016-12-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2017-03-10
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the Registrant’s shares of common stock. On December 8, 2015, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.29 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2015. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 8, 2015, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015. On December 9, 2016, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.35 based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2016. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 9, 2016, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 20,607,997 shares of common stock held by non-affiliates as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter.
 As of March 6, 2017, there were 20,860,094 outstanding shares of common stock of the Registrant.

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

•
From time to time during our operational stage, we have used proceeds from financings to fund distributions. Our organizational documents permit us to pay distributions from any source, including offering proceeds, which may constitute a return of capital. We have not established a limit on the amount of distributions that we may fund from sources other than from cash flows from operations. In addition, depending on the number of our properties we sell in connection with our implementation of our strategic alternatives, we may have to adjust the ongoing distribution rate subsequent to such sales in order to maintain the current distribution coverage.

•
We may incur debt until our total liabilities would exceed 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. To the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our total liabilities would exceed this limit. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.

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

•
During any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (both as defined in the share redemption program and together with redemptions in connection with a stockholder’s death, “Special Redemptions”), the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for Special Redemptions. In January 2016, we exhausted the $1.5 million of funds available for all redemptions for 2016 and in August 2016, we exhausted the remaining $0.5 million of funds available for Special Redemptions for 2016. As of December 31, 2016, we had $1.4 million of outstanding and unfulfilled ordinary redemption requests and $0.3 million of outstanding and unfulfilled Special Redemption requests. The annual limitation was reset on January 1, 2017, and we had an aggregate of $2.0 million of funds available for all redemptions, subject to the limitations in the share redemption program, including the requirement that the first $1.5 million of funds is available for all redemptions and the last $0.5 million is available solely for Special Redemptions. We exhausted $1.5 million of funds available for all redemptions for 2017 in January 2017 and $0.3 million of funds available for Special Redemptions for 2017 in January and February 2017. As such, we will only be able to process $0.2 million of redemption requests related to Special Redemptions for the remainder of 2017.

•
Our Special Committee (defined below) has completed its analysis of potential strategic alternatives and as a result, we anticipate that we will pursue certain strategic asset sales and hold the majority of our real estate properties in an effort to create additional stockholder value, while still paying ongoing distributions. We intend to use some of the net proceeds after paying sale-related expenses including, in certain cases, paying off the notes payable related to such assets, from any strategic asset sales we close to: (i) make renovations at certain remaining real estate properties, which we believe could increase property-level net operating income (“NOI”) and create additional stockholder value; and (ii) pay a special distribution to our stockholders. However, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.

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
We invested in and manage a portfolio of high quality apartment communities located throughout the United States. Our portfolio consists of “core” apartment communities that were already well-positioned and producing rental income at acquisition. As of December 31, 2016, we owned 11 apartment complexes.
KBS Capital Advisors LLC (“KBS Capital Advisors”) is our external advisor. As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations and our portfolio of real estate assets. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors delegates certain advisory duties to a sub-advisor, KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), which is a joint venture among KBS Capital Advisors and Legacy Partners Residential Realty LLC (“LPRR LLC”). LPRR LLC was formed in the State of Delaware on July 10, 2009 to be the co-manager of the Sub-Advisor. Notwithstanding such delegation to the Sub-Advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors made recommendations on all investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, approved our investments. KBS Capital Advisors, either directly or through the Sub-Advisor, also provides asset-management, marketing, investor-relations and other administrative services on our behalf. LPI is the property manager for our real estate property investments. Our Sub-Advisor owns 20,000 shares of our common stock. We have no paid employees.
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
As of December 31, 2016, we had sold an aggregate of 21,683,960 shares of common stock in the Offerings for gross offering proceeds of $215.9 million, including an aggregate of 2,468,550 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $24.4 million. Also as of December 31, 2016, we had redeemed 807,692 shares sold in the Offerings for $7.9 million. We have used substantially all of the net proceeds from the primary Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.

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
Our goals and objectives for 2017 include the following: (i) making strategic asset sales as described above and using a portion of the proceeds to pay a special distribution to our stockholders; (ii) undertaking renovations at certain assets to create additional stockholder value; (iii) maintaining portfolio occupancy; (iv) increasing portfolio net cash flow and modified funds from operations (“MFFO”); and (v) increasing the net asset value of our portfolio. However, we can give no assurances that we will be successful in implementing any of these goals or objectives or that the successful implementation of any or all of such goals or objectives will result in additional stockholder value or the payment of special distributions to our stockholders.
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
As part of the process of exploring strategic alternatives, on April 5, 2016, the Special Committee engaged Robert A. Stanger & Co., Inc. (“Stanger”) to act as our financial advisor and to assist us and the Special Committee with this process. Under the terms of the engagement, Stanger provided various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Subsequently, we engaged Holliday Fenoglio Fowler, L.P., a leading provider of commercial real estate and capital markets services and an unaffiliated independent third party (“HFF”), to market our real estate properties for sale. We are not obligated to enter into any particular transaction or any transaction at all. HFF has completed the initial marketing of our real estate properties and received offers for both our entire portfolio and individual properties. Based on feedback received during the marketing process, we anticipate that we will pursue certain strategic asset sales and hold the majority of our real estate properties in an effort to create additional stockholder value, while still paying ongoing distributions. We believe that holding the majority of our real estate properties will allow certain debt prepayment obligations to decrease as the loans secured by those properties move closer to maturity, which should create additional stockholder value. Depending on the number of properties sold, we may have to adjust the ongoing distribution rate subsequent to such sales in order to maintain the current distribution coverage.
We intend to use some of the net proceeds after paying sale-related expenses including, in certain cases, paying off the notes payable related to such assets, from any strategic asset sales we close to: (i) make renovations at certain remaining real estate properties, which we believe could increase property-level NOI and create additional stockholder value; and (ii) pay a special distribution to our stockholders. However, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share. Any future special distributions we pay from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2017.
On December 29, 2016, we, through the Owner (defined below in Part I, Item 2), entered into an agreement for purchase and sale (the “Wesley Village Agreement”) for the sale of Wesley Village (defined below in Part I, Item 2) to Bluerock Real Estate, LLC (the “Purchaser”). The Wesley Village Agreement was subsequently terminated, reinstated and amended and on March 9, 2017, we completed the sale of Wesley Village. For information relating to the Wesley Village Agreement, see Part I, Item 2, “Properties - Wesley Village Agreement.” For information relating to the termination and reinstatement of, and the amendments to, the Wesley Village Agreement, and the subsequent sale of Wesley Village, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Termination and Reinstatement of, and Amendments to, the Wesley Village Agreement; Disposition of Wesley Village.”

Real Estate Portfolio
We made all of our equity investments in core apartment communities that have relatively low investment risk characteristics, with the goal of attaining a portfolio of income-producing properties that provide attractive and stable returns to our investors. Core apartment communities are high quality, well positioned, existing properties producing rental income, generally with at least 85% occupancy. Such properties are generally newer properties that are well-located in major urban or suburban submarkets. Core apartment communities generally have fewer near-term capital expenditure requirements (with minor deferred maintenance or cosmetic improvements, if any, required) and have the demonstrated ability to produce high occupancies and stable cash flows. As a result, core apartment communities tend to have a relatively low investment risk profile.
As of December 31, 2016, we owned 11 apartment communities. The properties we owned as of December 31, 2016 encompass 3.1 million rentable square feet. The following charts illustrate our geographic diversification based on total occupied units and total annualized base rent as of December 31, 2016.
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
Description of Our Apartment Leases.  We expect that all of our apartment communities will lease to their tenants under similar lease terms. Consistent with the multifamily industry, we anticipate that our lease terms will range from month-to-month up to fourteen months. These terms provide maximum flexibility for us to implement rental increases when the market will bear such increases.

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
During the year ended December 31, 2015, we, through indirect wholly owned subsidiaries (each, a “Property Owner”), entered into property management agreements with LPI (each, a “Property Management Agreement”), pursuant to which LPI provides, among other services, general property management services, including bookkeeping and accounting services, construction management services and budgeting and business plans for our properties, as follows:

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
Under the Property Management Agreements, each Property Owner pays LPI: (i) a monthly fee based on a percentage (as described in the table above, the “Management Fee Percentage”) of the Gross Monthly Collections (as defined in each Property Management Agreement), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPI and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPI for executed retail leases that were procured or obtained by LPI, (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel. Unless otherwise provided for in an approved operating budget, LPI is responsible for all expenses that it incurs in rendering services pursuant to each Property Management Agreement. Each Property Management Agreement had an initial term of one year and each has continued on a month-to-month basis pursuant to its terms. Either party may terminate a Property Management Agreement provided it gives 30 days’ prior written notice of its desire to terminate such agreement. Notwithstanding the foregoing, the Property Owner may terminate each Property Management Agreement at any time without cause upon 30 days’ prior written notice to LPI. The Property Owner may also terminate the Property Management Agreement with cause immediately upon notice to LPI and the expiration of any applicable cure period. LPI may terminate each Property Management Agreement at any time without cause upon prior written notice to the Property Owner which, depending upon the terms of the particular Property Management Agreement, requires either 30, 60 or 90 days prior written notice. LPI may terminate the Property Management Agreement for cause if a Property Owner commits any material default under the Property Management Agreement and the default continues for a period of 30 days after notice from LPI to a Property Owner for a default or, in the case of Watertower Apartments, Lofts at the Highlands, Wesley Village, Legacy Grand at Concord, Millennium Apartment Homes and Legacy Crescent Park, if a monetary default continues for a period of 10 days after notice of such monetary default.

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
Financing Objectives
We financed all of our real estate investments with a combination of the proceeds we received from the Offerings and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders.  We may use debt financing to pay for capital improvements or repairs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital. As of December 31, 2016, we had $282.6 million of fixed-rate debt outstanding with a weighted-average interest rate of 3.3%. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2016, our borrowings and other liabilities were approximately 64% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets.
Market Outlook ─ Multifamily Real Estate and Finance Markets
Strong demand and trailing supply have been dominant themes for professionally managed, multifamily rental real estate (“Multifamily”) in the United States since the recession of 2008-2009. Although the U.S. Multifamily outlook remains positive, supply and affordability are becoming concerns in a growing number of urban core markets, most notably, New York City, San Francisco, Los Angeles, Miami and other prominent coastal cities. The beneficiaries of these “urban-core concerns” have increasingly been suburban markets. With more renters opting for the suburbs, vacancy has been declining and rents increasing in suburban markets. This trend is likely to continue, assuming the economy continues to grow and suburban markets remain affordable compared to their urban counterparts. These factors bode well for our portfolio, which is predominantly located in suburban markets.
It is approaching eight years since the recession of 2008-2009.  Since that time, the U.S. economy has experienced modest, but sustained, real GDP and job growth. The pace of growth eased in 2016 however, as compared to 2014 and 2015. Real GDP growth in 2014 and 2015 was 2.4% and 2.6%, respectively, versus 1.6% for 2016. Similarly, the United States added 3.0 and 2.7 million jobs in 2014 and 2015, respectively, versus 2.2 million jobs gained in 2016. It is noteworthy that the easing of economic growth in 2016 occurred predominantly in the first half of the year. Following annualized real GDP growth of 0.8% and 1.4% in the first and second quarters of 2016, real GDP growth spiked in the third quarter to 3.5% and again eased to 1.9% in the fourth quarter.
U.S. Multifamily construction of new multifamily units was at historical lows following the recession, as demand was anemic stemming from the loss of approximately 8.6 million jobs. A historical high of prime-age renters (20-34 year olds) were living with their parents waiting for the job market to recover at the time. In anticipation of the economic recovery and a release of this pent-up demand, multifamily developers began increasing the number of new construction units, rebounding from 98,000 in 2009 to over 350,000 units in 2015. By the end of 2016, not only had nearly twice as many jobs been filled than had been lost during the recession, but Multifamily supply outpaced demand for the first time since the recession.
As with many multifamily experts, we see the 2016 supply imbalance as a temporary phenomenon and unrelated to our portfolio. Supply concerns are predominantly focused in a limited number of urban core markets, and our portfolio is suburban weighted. Also, the majority of the new construction pipeline in 2017 is focused in urban core markets. Moreover, Multifamily supply is projected to slow towards historic norms over the next 1-2 years, as banks have been gradually tightening their construction lending standards and equity investors have been becoming more selective about the developments they pursue.

Multifamily demand remains strong and is projected to sustain its fundamentals for the next few years. Vacancy was 4.8% and 4.6% in 2014 and 2015, respectfully, and is projected to remain in this range through 2019. This compares favorably to the historical equilibrium vacancy rate of 5.6%. With more supply generally, Multifamily rent growth has eased somewhat. In 2016, rent growth was 3.4%, as compared to 4.2% and 5.0% in 2014 and 2015, respectively. Rent growth is expected to ease further in 2017 to 3.1%, but still above the historical norm of 2.9%, as pipeline supply is completed. However, with persistent demand and easing supply as noted, rent growth is projected to resume in 2018.
With Multifamily supply and affordability concerns centered primarily in urban core markets, particularly with regard to large coastal cities, more and more renters are opting for the suburbs. According to CBRE Research, the least affordable Multifamily markets in the U.S. in 2011 have become even more unaffordable in the years since then. Furthermore, according to the latest data available from the U.S. Census Bureau, 1.8 million more people moved to the suburbs than to urban cores. This shift of demand towards the suburbs is projected to continue and well located, relatively affordable (as compared to their urban core counterparts) suburban apartments are likely to continue to perform well in the short-term (2-3 years).
In the medium- and long-term, we believe the prospects for Multifamily real estate investment continue to be promising. We expect several positive demographic trends, as noted below, will drive the demand for multifamily housing for the remainder of this decade and well into the next.

•
U.S. population growth - The U.S. Census Bureau projects that the U.S. population will increase by approximately 38 million (12%) between 2015 and 2030. Note that, currently, about 36% of people choose to rent as opposed to own a home.

•
Baby Boomers downsizing - The population age 65 and over is increasing, driven by Baby Boomers, from approximately 48 million in 2015 to about 74 million in 2030. Despite generally having enough income to purchase a home, many Baby Boomers are downsizing, opting for the convenience and amenities of Multifamily properties.

•
Echo Boom - The children of the Baby Boom generation, dubbed the Echo Boomers, will have increased the prime rental age group, 20 to 34 year olds, by 2 million (69 million total) from 2015 to 2020. This age cohort is expected to remain at this elevated level, up 4 million from 2010, through 2030 according to the U.S. Census Bureau.

Finally, with regard to the Multifamily investment market, although interest rates increased in 2016 and are likely to increase modestly in 2017, Multifamily capitalization rates have not increased and values have remained stable. Increasing interest rates have historically had a negative effect on Multifamily values. However, three key factors are bouying values. First, Multifamily market fundamentals, as described above, are strong and their forecast promising. Secondly, the spread between 10-year U.S. Treasuries and capitalization rates has been atypically wide in recent years and can therefore absorb modest interest rate hikes without increasing capitalization rates. Lastly, U.S. commercial real estate, including Multifamily, is a favored investment for foreign capital due to the lack of attractive risk-adjusted returns in the foreseeable future elsewhere.
Economic Dependency
We are dependent on our advisor and the Sub-Advisor for certain services that are essential to us, including the management of the daily operations of our investment portfolio; the disposition of investments and other general and administrative responsibilities. We are also dependent on LPI to provide the property management services under the Property Management Agreements.  In the event that these companies are unable to provide any of the respective services, we will be required to obtain such services from other sources.
Competitive Market Factors
We will face competition from various entities in relation to our apartment communities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be willing to accept lower returns on their investment. Competition from these entities may increase the bargaining power of persons or entities seeking to buy apartment communities. Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
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
Employees
We have no paid employees. The employees of our advisor and the Sub-Advisor, or their affiliates, provide management, acquisition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 800 Newport Center Drive, Suite 700, Newport Beach, California 92660. Our telephone number, general facsimile number and web address are (949) 417-6500, (949) 417-6501 and www.kbslegacyreit.com, respectively.
Industry Segments
As of December 31, 2016, we had invested in 11 apartment communities. Substantially all of our revenue and net income (loss) is from real estate, and therefore, we currently operate in one business segment.
Available Information
Access to copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, www.kbslegacyreit.com, or through the SEC’s website, www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

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
Risks Related to an Investment in Us
Because we raised substantially less than the maximum offering amount in our Offerings, we were not able to invest in as diverse a portfolio of properties as we otherwise would, which will cause the value of our stockholders’ investment in us to vary more widely with the performance of specific assets, and cause our general and administrative expenses to constitute a greater percentage of our revenue, potentially increasing the risk that our stockholders will lose money in their investment. These results could be exacerbated to the extent we are able to sell certain of our assets.
The proceeds we raised in our Offerings were lower than our sponsors and dealer manager originally expected. Therefore, we made fewer investments than originally intended resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. Adverse developments with respect to a single property, or a geographic region, will have a greater adverse impact on our operations than they otherwise would. In addition, our inability to raise substantial funds increased our fixed operating expenses as a percentage of our revenue and reduced our net income, increasing the risk that our stockholders will lose money on their investment. Because of the size of our portfolio, any disposition activity will cause our general and administrative expenses, which are not directly related to the size of our portfolio, to increase significantly as a percentage of our cash flow from operations. To the extent we are able to dispose of certain of our assets as part of our implementation of our strategic alternatives, these effects may be exacerbated or we may have to adjust our ongoing distribution rate in order to maintain current distribution coverage.
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount to the price at which they acquired the shares and our estimated value per share.
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
Among other restrictions, during any calendar year, redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided, that we may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, once we have redeemed $1.5 million of shares under the share redemption program, including pursuant to redemptions sought in connection with a Special Redemption, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with Special Redemptions. In establishing the $2.0 million limitation, our board of directors considered the cash requirements necessary to effectively manage our assets.
Because of these limitations on the dollar value of shares that may be redeemed under our share redemption program, in January 2016, we exhausted the $1.5 million of funds available for all redemptions for 2016 and in August 2016, we exhausted the remaining $0.5 million of funds available for Special Redemptions for 2016. As of December 31, 2016, we had $1.4 million of outstanding and unfulfilled ordinary redemption requests and $0.3 million of outstanding and unfulfilled Special Redemption requests. The annual limitation was reset on January 1, 2017, and we had an aggregate of $2.0 million of funds available for all redemptions, subject to the limitations in the share redemption program, including the requirement that the first $1.5 million of funds is available for all redemptions and the last $0.5 million is available solely for Special Redemptions. We exhausted $1.5 million of funds available for all redemptions for 2017 in January 2017 and an aggregate of $0.3 million of funds available for Special Redemptions for 2017 in January and February 2017. As such, we will only be able to process $0.2 million of redemption requests related to Special Redemptions for the remainder of 2017.

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
From inception through December 31, 2016, we have experienced a cumulative net loss which could adversely impact our ability to conduct operations and pay distributions.
From inception through December 31, 2016, we have had a cumulative net loss of $19.8 million. Included in the cumulative net loss amount was $60.0 million of depreciation of real estate assets and amortization of lease-related costs. In the event that we continue to incur net losses in the future or such losses increase, we will have less money available to pay distributions to our stockholders, and our financial condition, results of operations, cash flow and ability to service our indebtedness may be adversely impacted.
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
Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments.  Furthermore, a decline in economic conditions could negatively impact real estate fundamentals and result in lower occupancy, lower rental rates and declining real estate values. These could have the following negative effects on us:

•	the values of our real estate investments could decrease below the amounts we pay for such investments; and

•	revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing.
These factors could impair our ability to pay distributions to our stockholders and decrease the value of an investment in us.
We have a limited operating history, which makes our future performance difficult to predict.
We were incorporated in the State of Maryland on July 31, 2009 and have a limited operating history. As of March 6, 2017, we owned 11 apartment communities. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by affiliates of our sponsors.
Because we are dependent upon our advisor and its affiliates to conduct our operations and LPI to manage our real estate properties, any adverse changes in the financial health of our advisor or its affiliates or LPI or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.
We are dependent on KBS Capital Advisors to conduct our operations and on LPI to manage our real estate properties. Our advisor depends upon the fees and other compensation that it receives from us, KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”), KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”) and other KBS-sponsored programs in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or LPI or our relationship with KBS Capital Advisors or LPI could hinder their ability to successfully conduct our operations and manage our portfolio of investments.
We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flows from operations. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). We have paid distributions from financings and expect that in the future we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing. We may also fund such distributions from the sale of assets. Depending on the number of properties we sell, we may adjust the ongoing distribution rate subsequent to such sales in order to maintain the current distribution coverage. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced. In addition, to the extent distributions exceed cash flows from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations.

For the year ended December 31, 2016, we paid aggregate distributions of $13.4 million, including $7.7 million of distributions paid in cash and $5.7 million of distributions reinvested through our dividend reinvestment plan. Funds from operations (“FFO”) for the year ended December 31, 2016 was $17.4 million and cash flows from operations was $13.9 million. We funded our total distributions paid for the year ended December 31, 2016, which includes cash distributions and distributions reinvested by stockholders, with cash flows from operations. For the year ended December 31, 2016, FFO represented 130% of total distributions paid. For more information, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions” in this Annual Report.
The loss of or the inability of our advisor and LPRR LLC and their affiliates to engage and retain the services of key real estate professionals could delay or hinder implementation of our business strategies, which could limit our ability to pay distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Messrs. Bren, Butcher, Henry and McMillan, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and LPRR LLC’s and their affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and LPRR LLC and their affiliates may be unsuccessful in attracting and retaining such skilled individuals. Further, we have established strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors in such regions. We may be unsuccessful in maintaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our business strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
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
Although we have begun the implementation of our strategic alternatives, there are no assurances that we will be successful in executing such strategy or in creating additional stockholder value or continuing to pay distributions at the current rates or paying a special distribution to our stockholders.
Although we have begun the implementation of our strategic alternatives, we can give no assurances that this strategy will be successful. There are many factors that may affect our ability to execute such strategy including, among other factors, our ability to dispose of some of our real estate properties at the times and the prices we expect and our ability to fund and execute our plan to renovate certain of our real estate properties. Further, although we have begun to implement our strategic alternatives and intend to pursue strategic asset sales for certain of our real estate properties and to renovate certain others, we can give no assurances that the execution of such strategy will create additional stockholder value or that we will be able to continue to pay distributions at the current rates or pay a special distribution to our stockholders at the time and at the amount we expect. Depending on the number of properties sold, we may have to adjust the ongoing distribution rate subsequent to such sales in order to maintain the current distribution coverage. Any future special distributions we pay from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2017.
On December 29, 2016, we, through the Owner, entered into the Wesley Village Agreement for the sale of Wesley Village to the Purchaser. The Wesley Village Agreement was subsequently terminated, reinstated and amended and on March 9, 2017, we completed the sale of Wesley Village. For information relating to the Wesley Village Agreement, see Part I, Item 2, “Properties - Wesley Village Agreement.” For information relating to the termination and reinstatement of, and the amendments to, the Wesley Village Agreement, and the subsequent sale of Wesley Village, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Termination and Reinstatement of, and Amendments to, the Wesley Village Agreement; Disposition of Wesley Village.”
Risks Related to Conflicts of Interest
Our sponsors and their respective affiliates, including our advisor, LPI, all of our executive officers and some of our directors and other key real estate professionals, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
Our advisor and its affiliates and LPI receive substantial fees from us. These fees could influence our advisor’s and LPI’s advice to us as well as the judgment of their affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement;

•	various matters relating to the management of our real estate properties, including relating to construction projects at our real estate properties;

•
sales of properties (including, subject to the approval of our conflicts committee, sales to affiliates), which entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees;

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

Our sponsors, our officers, KBS Capital Advisors and the real estate professionals assembled by our advisor and LPI will face competing demands relating to their time and this may cause our operations and our stockholders’ investment in us to suffer.
We rely on our sponsors, our officers, KBS Capital Advisors and on real estate professionals that our advisor and LPI retain to provide services to us, for the day-to-day operation of our business and management of our real estate properties. Mr. Bren, Jeffrey K. Waldvogel and Ms. Stacie K. Yamane are executive officers of KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT, Mr. McMillan is an executive officer of KBS REIT I, KBS REIT II and KBS REIT III and Mr. Bren is an executive officer of KBS Realty Advisors and its affiliates, the advisors of the other KBS-sponsored programs and the investment advisors to KBS-advised investors in real estate and real estate-related assets. In addition, Messrs. McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II. In addition, KBS Real Estate Investment Trust II and KBS Strategic Opportunity REIT have announced that they are exploring strategic alternatives, and KBS REIT I has announced the passage by its stockholders of a plan of complete liquidation and dissolution of KBS REIT I, the pursuit of each of which would create further demands on the time of our advisor’s real estate, debt finance, management and accounting professionals.
Mr. Butcher is Chairman of the Board of LPI, a firm that, through affiliated entities, manages a residential real estate portfolio. Mr. Henry is Chief Executive Officer of LPI, for which Mr. Hays acts as President. As a result of their interests in other programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, on behalf of themselves and others, Messrs. Bren, Butcher, Henry, Hays, McMillan and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us and other KBS- and Legacy-sponsored programs and other business activities in which they are involved. Should our advisor breach its fiduciary duty to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments, and the value of our stockholders’ investment in us, may decline.
All of our executive officers, some of our directors and the key real estate professionals assembled by our advisor and LPI face conflicts of interest related to their positions and/or interests in affiliates of our sponsors, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and key real estate professionals assembled by our advisor and LPI are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the sub-advisor and other sponsor-affiliated entities. Through sponsor-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors in real estate and real estate-related assets. Through KBS Capital Advisors and KBS Realty Advisors, some of these persons work on behalf of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs and KBS-advised investors. And through LPI, some of these persons serve as managers for other institutional investors. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that breaches their fiduciary duties to us and is detrimental to our business, which could harm the implementation of our business strategy. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to pay distributions to our stockholders and the value of our assets may decrease.
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
Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or any of our subsidiaries were obligated to register as investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

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
We believe that neither we nor our Operating Partnership are required to register as an investment company based on the following analyses. With respect to the 40% test, the entities through which we and our Operating Partnership own our assets are majority-owned subsidiaries that will not themselves be investment companies and will not be relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

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
The SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.
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

•
We may redeem only the number of shares that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided that we may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including in connection with Special Redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for shares being redeemed in connection with a Special Redemption. In establishing the $2.0 million limitation, our board of directors considered the cash requirements necessary to effectively manage our assets. Notwithstanding anything contained in this paragraph to the contrary, our board of directors may amend, suspend or terminate the share redemption program without stockholder approval upon 30 days’ notice, provided we may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders. We may provide this notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.

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

In January 2016, we exhausted the $1.5 million of funds available for all redemptions for 2016 and in August 2016, we exhausted the remaining $0.5 million of funds available for Special Redemptions for 2016. As of December 31, 2016, we had $1.4 million of outstanding and unfulfilled ordinary redemption requests and $0.3 million of outstanding and unfulfilled Special Redemption requests. The annual limitation was reset on January 1, 2017, and we had an aggregate of $2.0 million of funds available for all redemptions, subject to the limitations in the share redemption program, including the requirement that the first $1.5 million of funds is available for all redemptions and the last $0.5 million is available solely for Special Redemptions. We exhausted $1.5 million of funds available for all redemptions for 2017 in January 2017 and an aggregate of $0.3 million of funds available for Special Redemptions for 2017 in January and February 2017. As such, we will only be able to process $0.2 million of redemption requests related to Special Redemptions for the remainder of 2017.
On December 9, 2016, our board of directors approved an estimated value per share of our common stock of $9.35 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2016. Pursuant to our share redemption program, redemptions made in connection with a Special Redemption are made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. The price at which we redeem all other shares eligible for redemption is as follows:

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
The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since December 9, 2016. We currently expect to utilize an independent valuation firm to update the estimated value per share in December 2017. Upon updating our estimated value per share, the redemption price per share will also change.  Because of the restrictions of our share redemption program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, depending upon the then current redemption price, they may not recover the amount of their investment in us.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On December 9, 2016, our board of directors approved an estimated value per share of our common stock of $9.35 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2016.  We provided this estimated value per share to assist broker-dealers that participated in the Offerings in meeting their customer account statement reporting obligations under National Association of Securities Dealers (“NASD”) Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”).  The valuation was performed in accordance with the provisions of and also to comply with the Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”), using the methodologies and assumptions described in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” We engaged CBRE, Inc. (“CBRE”), an independent, third-party valuation firm, to perform appraisals of our 11 real estate properties and, through an affiliate, to provide a range of the estimated value per share of our common stock as of December 9, 2016 (the “EVPS Range”). CBRE utilized its appraisals of our 11 real estate properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities to determine the EVPS Range.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. In particular, due in part to (i) our relatively small asset base, (ii) the high concentration of our total assets in real estate, and (iii) the number of shares of our common stock outstanding, any changes in key assumptions made in appraising our real estate properties and any changes in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a significant impact on the estimated value of our shares. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.
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
We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to September 30, 2016, including, but not limited to, (i) the issuance of common stock under the dividend reinvestment plan, (ii) net operating income earned and distributions declared and (iii) the redemption of shares. Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in our portfolio since December 9, 2016. We currently expect to utilize an independent valuation firm to update the estimated value per share in December 2017. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (i) the number of years the shares have been held, (ii) our estimated value per share and (iii) whether the redemptions are sought in connection with a Special Redemption. Effective December 9, 2016 the maximum price that may be paid under the program is $9.35 per share, which is our estimated value per share. This reported value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, if the actual value of the shares we redeem is less than $9.35 per share or less than the price we pay to redeem the shares, then the repurchase will be dilutive to our remaining stockholders.

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
Payment of fees to KBS Capital Advisors and its affiliates and LPI will reduce cash available for distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
KBS Capital Advisors and its affiliates and LPI perform services for us in connection with the management, leasing and disposition of our properties.  We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment in us and reduces the amount of cash available for distribution to our stockholders.
Therefore, these fees increase the risk that the cash available for distribution to common stockholders upon a liquidation of our portfolio would be less than stockholders paid for our shares.  These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit.
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
Although we presently intend to complete a transaction providing liquidity to stockholders by January 31, 2020, our charter does not require our board of directors to pursue such a liquidity event. Market conditions and other factors could cause us to delay the commencement of our liquidation beyond January 31, 2020. If our board of directors does determine to pursue our liquidation policy, we would be under no obligation to conclude the process within a set time. The timing of the sale of assets will depend on real estate and financial markets, economic conditions in the areas in which properties are located and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate all assets. After we adopt a plan of liquidation, we would remain in existence until all properties and assets are liquidated. If we do not pursue a liquidity event, or delay such an event due to market conditions, our stockholders’ shares may continue to be illiquid and they may, for an indefinite period of time, be unable to convert their investment to cash easily and could suffer losses on their investment in us.
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
General Risks Related to Investments in Real Estate
Economic and regulatory changes that impact the real estate market generally may weaken our operating results and cause us to be unable to realize appreciation in the value of our properties.
The performance of our properties is subject to the risks typically associated with real estate, including:

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
We depend on tenants for our revenue and, accordingly, our revenue and our ability to pay distributions to our stockholders is dependent upon the ability of the tenants of our properties to pay their rents in a timely manner. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to pay distributions to our stockholders.
The underlying value of our properties and our ability to pay distributions to our stockholders depend upon the ability of the tenants of our properties to pay their rents to us in a timely manner, and the success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. Tenants’ ability to timely pay their rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our tenants’ ability to make lease payments and could cause us to reduce the amount of distributions we pay to stockholders and the value of our stockholders’ investment to decline.
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
Our inability to sell a property when we want or to secure funds for future capital improvements, or other factors, could limit our ability to pay cash distributions to our stockholders.
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
Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. When residents do not renew their leases or otherwise vacate their apartment units, in order to attract replacement residents, we may be required to expend funds for capital improvements to the vacated apartment units. In addition, we may require substantial funds to renovate an apartment community in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves in an amount we, in our discretion, believe is necessary. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure our stockholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Additional borrowing for capital needs and capital improvements will increase our interest expense and adversely affect our financial condition, and our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to pay distributions to our stockholders and could reduce the value of our stockholders’ investment in us.
Additionally, although we intend to use some of the net proceeds after paying sale-related expenses including, in certain cases, paying off the notes payable related to such assets, from any strategic asset sales we close to make renovations at certain remaining real estate properties, there are no guarantees that we will be able to sell any of our properties at the times and the prices we expect, which could limit the funds available from these sales for capital improvements. We may be unable to sell our properties at a profit. Depending on the number of properties sold, we may have to adjust the ongoing distribution rate subsequent to such sales in order to maintain the current distribution coverage.

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
The apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities are located. We will face competition from various entities in relation to our apartment communities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be willing to accept lower returns on their investment. Competition from these entities may increase the bargaining power of persons or entities seeking to buy apartment communities. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.
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
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce our ability to pay distributions and may reduce the value of our stockholders’ investment in us.

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
We have broad authority to incur debt and high debt levels could hinder our ability to pay distributions to our stockholders and decrease the value of our stockholders’ investment in us.
We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2016, our borrowings and other liabilities were approximately 64% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment in us.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2010. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
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
Even if we qualify as a REIT for federal income tax purposes, we may be subject to federal, state, local or other tax liabilities that reduce our cash flow and our ability to pay distributions to our stockholders.
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

•
If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

We intend to pay distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to pay distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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
To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our taxable income, excluding capital gains. We will be subject to regular corporate income taxes on the undistributed income to the extent that we distribute less than 100% of our REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid (or deemed paid) by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to redeem our shares generally are not taken into account for purposes of these distribution requirements. If we do not have sufficient cash to pay distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.
To maintain our REIT status, we may be unable to invest certain funds in our business, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to pay distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.

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
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

The taxation of distributions to our stockholders can be complex; however, distributions that we pay to our stockholders generally will be taxable as ordinary income, which may reduce your anticipated return from an investment in us.
Distributions that we pay to our taxable stockholders to the extent of our current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (i) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (ii) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from non-REIT corporations, or (iii) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
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
With respect to the annual valuation requirements described above, we will provide an estimated value for our common stock annually. Although this estimate will be based on the estimated value of our assets, less the estimated value of our liabilities in accordance with our valuation procedures, no assurance can be given that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code.  The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of this Annual Report on Form 10-K.
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

If our assets are deemed to be plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Internal Revenue Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if we or our advisor are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected. Stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Internal Revenue Code on their investment and our performance.
The Department of Labor has issued a final regulation revising the definition of “fiduciary” under ERISA and the Internal Revenue Code, which may affect the marketing of investments in our shares.
On April 8, 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and benefit plans. The final regulation and the related exemptions will become applicable for investment transactions on and after April 10, 2017 (subject to delay in application of the regulation), but generally should not apply to purchases of our shares before that date. The final regulation and the accompanying exemptions are complex, and benefit plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.	PROPERTIES
As of December 31, 2016, we owned 11 apartment complexes containing an aggregate of 3,039 units and encompassing an aggregate of 3.1 million rentable square feet, which were 93% occupied. The following is a summary of our real estate properties as of December 31, 2016:

Property	Location	Date Acquired	Number of Units	Monthly Rent (1)	Occupancy (2)	Average Monthly Rent per Leased Unit (3)
Legacy at Valley Ranch	Irving, TX	10/26/2010	504	$541,390	98%	$1,100.39
Poplar Creek	Schaumburg, IL	02/09/2012	196	249,524	96%	1,327.26
The Residence at Waterstone	Pikesville, MD	04/06/2012	255	415,065	89%	1,828.48
Legacy Crescent Park	Greer, SC	05/03/2012	240	190,956	91%	871.95
Legacy at Martin’s Point	Lombard, IL	05/31/2012	256	326,058	95%	1,341.80
Wesley Village	Charlotte, NC	11/06/2012	301	351,267	92%	1,268.11
Watertower Apartments	Eden Prairie, MN	01/15/2013	228	288,332	94%	1,347.35
Crystal Park at Waterford	Frederick, MD	05/08/2013	314	359,605	93%	1,227.32
Millennium Apartment Homes	Greenville, SC	06/07/2013	305	266,800	90%	970.18
Legacy Grand at Concord	Concord, NC	02/18/2014	240	230,622	88%	1,087.84
Lofts at the Highlands	St. Louis, MO	02/25/2014	200	299,253	96%	1,558.61
			3,039	$3,518,872	93%	$1,242.54
_____________________
(1) Monthly rent is based on the aggregate contractual rent from tenant leases in effect as of December 31, 2016, adjusted to reflect any contractual tenant concessions.
(2) Occupancy percentage is calculated as the number of occupied units divided by the total number of units of the property as of December 31, 2016.
(3) Average monthly rent per leased unit is calculated as the aggregate contractual rent from leases in effect as of December 31, 2016, adjusted to reflect any contractual tenant concessions, divided by the number of leased units.

Wesley Village Agreement
On November 6, 2012, we, through an indirect wholly owned subsidiary, KBS Legacy Partners Wesley LP, formerly known as KBS Legacy Partners Wesley LLC, purchased a 301-unit apartment complex on approximately 11.0 acres of land and, through a second indirect wholly owned subsidiary, KBS Legacy Partners Wesley Land LLC (and, together with KBS Legacy Partners Wesley LP, the “Owner”), purchased the adjacent 3.8-acre parcel of undeveloped land located in Charlotte, North Carolina (“Wesley Village”).
On December 29, 2016, after the completion of the initial marketing of our portfolio and individual properties by HFF, in connection with the implementation of our strategic alternatives, the Owner entered into the Wesley Village Agreement for the sale of Wesley Village to the Purchaser. Pursuant to the Wesley Village Agreement, the purchase price for Wesley Village was $58.0 million. The Wesley Village Agreement was subsequently terminated, reinstated and amended and the purchase price was reduced to $57.2 million. On March 9, 2017, we completed the sale of Wesley Village. For information relating to the termination and reinstatement of, and the amendments to, the Wesley Village Agreement, and the subsequent sale of Wesley Village, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Termination and Reinstatement of, and Amendments to, the Wesley Village Agreement; Disposition of Wesley Village.”

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
Stockholder Information
As of March 6, 2017, we had 20.9 million shares of common stock outstanding held by a total of 5,731 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in the Offerings in meeting their customer account statement reporting obligations under NASD Conduct Rule 2340 as required by FINRA.  This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines.  For this purpose, we estimated the value of the shares of our common stock as $9.35 per share as of December 9, 2016.  This estimated value per share is based on our board of directors’ approval on December 9, 2016 of an estimated value per share of our common stock of $9.35 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares outstanding, all as of September 30, 2016. There were no material changes between September 30, 2016 and December 9, 2016 that impacted the overall estimated value per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated value per share of our common stock, including the review and approval of the valuation and appraisal process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of the conflicts committee, we engaged CBRE to perform appraisals of our 11 real estate properties and, through an affiliate, to provide a range of the estimated value per share of our common stock as of December 9, 2016 (the “EVPS Range”). CBRE utilized its appraisals of our 11 real estate properties and valuations performed by our advisor, of our cash, other assets, mortgage debt and other liabilities, which are discussed in our Quarterly Report on Form 10-Q for the period ended September 30, 2016, to determine the EVPS Range. The appraisal reports CBRE prepared summarized the key inputs and assumptions involved in the appraisal of each of our real estate properties. The methodologies CBRE used to determine the EVPS Range were designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
The conflicts committee reviewed CBRE’s valuation report, which included the appraised value for each of our real estate properties as incorporated from the appraisal reports prepared by CBRE, and a summary of the estimated value of each of our other assets and our liabilities as determined by our advisor, and in light of other factors considered by our conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the EVPS Range of $8.26 to $10.48, with an approximate mid-range value of $9.35 per share, as indicated in CBRE’s valuation report and recommended by our advisor, which approximate mid-range value was based on CBRE’s appraisals of our real estate properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities, was reasonable; and (ii) recommended to our board of directors that it adopt $9.35 as the estimated value per share of our common stock, which approximates the mid-range value determined by CBRE and which is based on CBRE’s appraisals of our real estate properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $9.35 as the estimated value per share of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of December 9, 2016, as well as the calculation of our prior estimated value per share as of December 8, 2015. Neither CBRE nor its affiliates are responsible for the determination of the estimated value per share as of December 9, 2016 or December 8, 2015.

	December 9, 2016 Estimated Value per Share	December 8, 2015 Estimated Value per Share (4)	Change in Estimated Value per Share
Real estate properties (1)	$22.57	$23.56	$(0.99)
Cash (2)	0.81	1.02	(0.21)
Other assets	0.30	0.30	—
Mortgage debt (3)	(13.98)	(14.25)	0.27
Other liabilities	(0.35)	(0.34)	(0.01)
Estimated value per share	$9.35	$10.29	$(0.94)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated value per share	$9.35	$10.29	$(0.94)
_____________________
(1) The decrease in the value of real estate properties per share was due to decreases in appraised values of our real estate properties.
(2) The decrease in cash per share was primarily due to principal repayments on notes payable and capital expenditures.
(3) The decrease in mortgage debt outstanding per share was primarily due to principal repayments on our notes payable.
(4) The December 8, 2015 estimated value per share was based upon a determination of the range of estimated value per share of our common stock as of September 30, 2015 by CBRE, through an affiliate, and recommended by our advisor. The range of estimated value per share was based upon appraisals of our real estate properties performed by CBRE and valuations of our cash, other assets, mortgage debt and other liabilities performed by our advisor. For more information relating to the December 8, 2015 estimated value per share and the assumptions and methodologies used by CBRE and our advisor, see our Current Report on Form 8-K filed with the SEC on December 11, 2015.
The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the decrease in the estimated value per share from $10.29 to $9.35. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

	Calculation of Estimated Value per Share
December 8, 2015 estimated value per share	$10.29
Changes to estimated value per share
Real estate
Real estate	(0.57)
Capital expenditures on real estate	(0.09)
Total change related to real estate	(0.66)
Mortgage debt	(0.26)	(1)
Other changes, net	(0.02)
Total change in estimated value per share	$(0.94)
December 9, 2016 estimated value per share	$9.35
_____________________
(1) The change in value of the notes payable is primarily due to a decrease in market interest rates assumed in valuing the notes payable as compared to the December 8, 2015 estimated value per share, resulting in the notes payable being valued at a premium compared to a discount in the December 8, 2015 estimated value per share.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. In particular, due in part to (i) our relatively small asset base, (ii) the high concentration of our total assets in real estate, and (iii) the number of shares of our common stock outstanding, even modest changes in key assumptions made in appraising our real estate properties could have a significant impact on the estimated value of our shares. See the discussion under “Real Estate — Real Estate Valuation” below. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP, nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of our debt. As of December 9, 2016, we had no potentially dilutive securities outstanding that would impact the estimated value per share of our common stock.
Our estimated value per share takes into consideration any potential liability related to a subordinated participation in cash flows our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with the advisory agreement between us and our advisor. For purposes of determining the estimated value per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be no liability related to the subordinated participation in cash flows.
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
Real Estate
Independent Valuation Firm
CBRE was selected by our advisor and approved by the conflicts committee to appraise all of our real estate properties and, through an affiliate, to determine the EVPS Range(1). CBRE took into consideration the appraised values of each of our properties and described the results of such appraisals in its valuation report, which was provided to our conflicts committee and our board of directors. CBRE is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation CBRE received for its appraisals of our real estate properties was based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.

_____________________
(1) CBRE is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged CBRE to deliver appraisal reports relating to our 11 real estate properties and, through an affiliate, to determine the EVPS Range. CBRE received fees upon the delivery of such reports and the determination of the EVPS Range. In addition, we have agreed to indemnify CBRE against certain liabilities arising out of this engagement. CBRE is an affiliate of CBRE Group, Inc., a parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. In the two years prior to December 15, 2016, CBRE and its affiliates had provided a number of commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates and have received fees in connection with such services. CBRE and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable CBRE appraiser as certified in the applicable appraisal report.
In the ordinary course of their business, CBRE and its affiliates, directors and officers may structure and effect transactions for their own accounts or for the accounts of their customers in commercial real estate assets of the same kind and in the same markets as our assets.

CBRE collected all reasonably available material information that it deemed relevant in appraising our real estate properties. CBRE obtained property-level information from our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; (iii) information regarding recent or planned capital expenditures; and (iv) offers received by Holliday Fenoglio Fowler, L.P. (“HFF”), engaged by us in connection with our exploration of strategic alternatives, as a result of HFF’s efforts to market our real estate properties for sale. CBRE reviewed and relied in part on the property-level information provided by our advisor and considered this information in light of its knowledge of each property’s specific market conditions.
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
Although CBRE considered any comments to its appraisal reports received from us or our advisor, the final appraised values of our real estate properties were determined by CBRE.  The appraisal reports for our real estate properties are addressed solely to us to assist in CBRE’s determination of the EVPS Range. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports, CBRE did not, and was not requested to, solicit third party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us. In preparing its appraisal reports CBRE did not solicit third-party indications of interest for our real estate properties.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to CBRE’s appraisal reports. All of the CBRE appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation
CBRE appraised each of our real estate properties owned as of September 30, 2016, using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on the direct capitalization approach for the final appraisals of each of the real estate properties. The direct capitalization approach applies a current market capitalization rate to the properties’ net operating income. The capitalization rate was based on recent comparable market transactions adjusted for unique property and market-specific factors, and the capped net operating income (NOI) was estimated based on CBRE’s expertise in appraising commercial real estate. Real estate is currently carried in our financial statements at its amortized cost basis. CBRE performed its appraisals as of September 30, 2016.

The total appraised value of our 11 real estate properties as of September 30, 2016, as provided by CBRE using the appraisal methodologies described above, was $468.4 million. The total cost basis of these properties as of September 30, 2016 was $438.3 million. This amount includes the acquisition cost of $416.7 million, $14.3 million in capital expenditures since inception and $7.3 million of acquisition fees and expenses. The total appraised value of our real estate properties, compared to the total cost basis of the real estate properties, results in an overall increase in the value of our real estate properties of approximately 6.9%. The following table summarizes the range and weighted-average direct capitalization rates used to arrive at the appraised values of our real estate properties:

Range in Direct Capitalization Rate	Weighted-Average Direct Capitalization Rate
5.25% to 6.00%	5.63%
While we believe that CBRE’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of the real estate properties and thus, our estimated value per share. Furthermore, given (i) our relatively small asset base, (ii) the high concentration of our total assets in real estate, and (iii) the number of shares of our common stock outstanding as of September 30, 2016, any change in the appraised value of the real estate properties would have a significant impact on our estimated value per share. The table below illustrates the impact on the estimated value per share if the direct capitalization rates used by CBRE to appraise our real estate properties were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on the estimated value per share if the direct capitalization rates or net operating income were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Direct capitalization rate	$0.99	$(0.98)	$1.13	$(1.09)
Net operating income	N/A	N/A	(1.15)	1.07
Finally, a 1% increase in the appraised value of the real estate properties would result in a $0.23 increase in the estimated value per share and a 1% decrease in the appraised value of our real estate properties would result in a $0.23 decrease in the estimated value per share, assuming all other factors remain unchanged.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2016, but do not equal the book value of the loans in accordance with GAAP. The GAAP fair values of our notes payable were determined using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms and on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2016, the GAAP fair value and carrying value of our notes payable were $290.0 million and $280.5 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 8.4 years, was approximately 3.3%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rates	$(0.16)	$0.16	$(0.10)	$0.10

Deferral of Asset Management Fees
The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to our advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. As of December 31, 2016, we had deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the advisory agreement.
In addition, the advisory agreement defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers our obligation to pay an asset management fee for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the IPA in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by our advisor in accordance with the advisory agreement. As of December 31, 2016, we had deferred payment of an aggregate of $7.2 million of asset management fees for August 2013 through December 2016 under the advisory agreement.
For the purposes of determining the estimated value per share, we did not include any liability related to the $1.5 million and $7.2 million of deferred asset management fees referenced above, as we believe the chance of payment of these amounts to our advisor is remote.
However, notwithstanding any of the foregoing, any and all deferred asset management fees shall be immediately due and payable at such time as our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption plan, and (ii) an 8.0% per year cumulative, non-compounded return on such net invested capital (the “Stockholders’ 8% Return”). The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to receive deferred asset management fees. We believe the chance of payment to our advisor of the $1.5 million and $7.2 million of deferred asset management fees referenced above is remote based on the estimated value per share of our common stock as of December 9, 2016 and management’s current projection of cash flow and distributions to our stockholders.
Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, deferred financing costs and unamortized lease commissions, have been eliminated for the purpose of the valuation due to the fact that the value of those balances was already considered in the appraisals of the real estate properties and the valuation of the related notes payable. Our advisor also excluded redeemable common stock, as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of calculating the estimated value per share of our common stock.

Limitations of the Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker dealers that participated in our public offerings in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. The estimated value per share set forth above first appeared on the December 31, 2016 customer account statements mailed in January 2017. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated value per share of our common stock, and this difference could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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
Further, the estimated value per share as of December 9, 2016 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2016. We did not make any adjustments to the valuation for the impact of other transactions occurring subsequent to September 30, 2016, including, but not limited to, (i) the issuance of common stock under the dividend reinvestment plan, (ii) net operating income earned and distributions declared and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets and due to other factors. Because of, among other factors, our relatively small asset base, the high concentration of our total assets in real estate, and the number of shares of our common stock outstanding, any change in the value of individual assets in the portfolio, particularly changes affecting our real estate properties, could have a significant impact on the value of our shares. See the discussion under “Real Estate — Real Estate Valuation” above. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We currently expect to utilize an independent valuation firm to update the estimated value per share in December 2017.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share		Effective Date of Valuation	Filing with the Securities and Exchange Commission
$10.29		December 8, 2015	Current Report on Form 8-K, filed December 11, 2015
$10.14		December 9, 2014	Current Report on Form 8-K, filed December 11, 2014
$9.48	(1)	March 6, 2014	Current Report on Form 8-K, filed March 10, 2014
$9.08	(1)	March 4, 2013	Current Report on Form 8-K, filed March 4, 2013
_____________________
(1) Determined solely to be used as a component in calculating the offering prices in one of our now terminated primary public offerings.
Distribution Information
We have authorized and declared and expect to continue to authorize and declare distributions based on daily record dates, and to pay such distributions on a monthly basis. The rate will be determined by the board of directors based on our financial condition and such other factors as our board of directors deems relevant. The board of directors has not pre-established a percentage range of return for distributions to our stockholders. We have not established a minimum distribution level, and our charter does not require that we pay distributions to our stockholders.

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
As stated above, based on feedback received during the marketing process, we anticipate that we will pursue certain strategic asset sales and hold the majority of our real estate properties in an effort to create additional stockholder value, while still paying attractive distributions. Depending on the number of properties sold, we may have to adjust the ongoing distribution rate subsequent to such sales in order to maintain the current distribution coverage. On December 29, 2016, we, through the Owner, entered into the Wesley Village Agreement for the sale of Wesley Village to the Purchaser. The Wesley Village Agreement was subsequently terminated, reinstated and amended and on March 9, 2017, we completed the sale of Wesley Village. For information relating to the Wesley Village Agreement, see Part I, Item 2, “Properties - Wesley Village Agreement.” For information relating to the termination and reinstatement of, and the amendments to, the Wesley Village Agreement, and the subsequent sale of Wesley Village, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Termination and Reinstatement of, and Amendments to, the Wesley Village Agreement; Disposition of Wesley Village.”
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
During 2015 and 2016, we declared distributions based on daily record dates for each day during the periods commencing January 1, 2015 through February 28, 2016 and March 1, 2016 through December 31, 2016. Distributions are paid on or about the first business day of the following month. Distributions declared during 2016 and 2015, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$3,285	$3,336	$3,394	$3,415	$13,430
Total Per Share Distribution (1)	$0.160	$0.162	$0.164	$0.164	$0.650

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$3,224	$3,269	$3,330	$3,353	$13,176
Total Per Share Distribution (1)	$0.160	$0.162	$0.164	$0.164	$0.650
_____________________
(1) During the years ended December 31, 2015 and 2016, we declared distributions based on daily record dates for each day during the periods commencing January 1, 2015 through February 28, 2016 and March 1, 2016 through December 31, 2016.  Distributions for these periods were calculated based on stockholders of record each day during the period at a rate of $0.00178082 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 6.95% annualized rate based on our December 9, 2016 estimated value per share of $9.35.

The tax composition of our distributions declared for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Ordinary Income	12%	17%
Return of Capital	88%	83%
Total	100%	100%
On November 10, 2016, our board of directors declared distributions based on daily record dates for the period from January 1, 2017 through January 31, 2017, which we paid on February 1, 2017. On January 23, 2017, our board of directors declared distributions based on daily record dates for the period from February 1, 2017 through February 28, 2017, which we paid on March 1, 2017. On March 9, 2017, our board of directors declared a March 2017 distribution in the amount of $0.05520548 per share of common stock to stockholders of record as of the close of business on March 20, 2017, which we expect to pay in April 2017. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Unregistered Sales of Equity Securities
During the fiscal year ended December 31, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933.
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

Because of these limitations on the dollar value of shares that may be redeemed under our share redemption program, in January 2016, we exhausted the $1.5 million of funds available for all redemptions for 2016 and in August 2016, we exhausted the remaining $0.5 million of funds available for Special Redemptions for 2016. As of December 31, 2016, we had $1.4 million of outstanding and unfulfilled ordinary redemption requests and $0.3 million of outstanding and unfulfilled Special Redemption requests. The annual limitation was reset on January 1, 2017, and we had an aggregate of $2.0 million of funds available for all redemptions, subject to the limitations in the share redemption program, including the requirement that the first $1.5 million of funds is available for all redemptions and the last $0.5 million is available solely for Special Redemptions. We exhausted $1.5 million of funds available for all redemptions for 2017 in January 2017 and an aggregate of $0.3 million of funds available for Special Redemptions for 2017 in January and February 2017. As such, we will only be able to process $0.2 million of redemption requests related to Special Redemptions for the remainder of 2017.

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
On December 8, 2015, our board of directors approved an estimated value per share of our common stock of $10.29 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2015. For a full description of the assumptions and methodologies used to value our assets and liabilities in connection with the calculation of the December 2015 estimated value per share, see our Annual Report on Form 10-K for the year ended December 31, 2015 at Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” On December 9, 2016, our board of directors approved an estimated value per share of our common stock of $9.35 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2016. This estimated value per share became effective for the December 2016 redemption date, which was December 30, 2016. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the December 2016 estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” herein.
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

During the year ended December 31, 2016, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of the Share Redemption Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Share Redemption Program
January 2016	149,287	$10.12	149,287	(3)
February 2016	6,000	10.29	6,000	(3)
March 2016 (4)	4,009	10.17	2,097	(3)
April 2016	10,932	10.29	10,932	(3)
May 2016	—	—	—	(3)
June 2016	4,235	10.29	4,235	(3)
July 2016	—	—	—	(3)
August 2016	24,251	10.29	24,251	(3)
September 2016	—	—	—	(3)
October 2016	—	—	—	(3)
November 2016	—	—	—	(3)
December 2016	—	—	—	(3)
Total	198,714		196,802
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. In January 2016, we exhausted $1.5 million of funds available for all redemptions for 2016. In August 2016, we exhausted $0.5 million of funds available for Special Redemptions for 2016. As of December 31, 2016, we had a total of $1.7 million of outstanding and unfulfilled redemption requests, representing 176,510 shares, including $0.3 million of redemption requests relating to Special Redemptions representing 28,029 shares, recorded in other liabilities on the accompanying consolidated balance sheets. We exhausted $1.5 million of funds available for all redemptions for 2017 in January 2017 and an aggregate of $0.3 million of funds available for Special Redemptions for 2017 in January and February 2017. As such, we will only be able to process $0.2 million of redemption requests related to Special Redemptions for the remainder of 2017.
(4) In addition to the redemptions under our share redemption program described above, in March 2016, we repurchased 1,912 shares of our common stock at $10.03 per share for an aggregate price of $19,188.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2016, 2015, 2014, 2013 and 2012, for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except share and per share amounts):

	As of December 31,
	2016	2015	2014	2013	2012
Balance sheet data
Total real estate, net	$366,260	$376,334	$385,863	$330,317	$221,756
Total assets	391,937	406,179	419,589	376,197	260,285
Notes payable, net	279,146	284,488	289,569	240,887	166,376
Total liabilities	288,801	297,914	302,326	250,376	171,707
Redeemable common stock	350	894	1,539	4,761	2,006
Total stockholders’ equity	102,786	107,371	115,724	121,060	86,572
	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Operating data
Total revenues	$45,301	$44,613	$42,200	$32,825	$16,105
Net income (loss)	5,121	791	(3,560)	(7,745)	(10,233)
Net income (loss) per common share - basic and diluted	0.25	0.04	(0.18)	(0.44)	(1.16)
Other data
Cash flows provided by (used in) operating activities	$13,939	$13,008	$13,002	$9,546	$(372)
Cash flows used in investing activities	(2,182)	(1,885)	(18,172)	(121,314)	(196,336)
Cash flows (used in) provided by financing activities	(15,529)	(14,702)	(7,534)	118,767	206,646
Distributions declared	13,430	13,176	12,905	11,473	5,724
Distributions declared per common share (1)	0.650	0.650	0.650	0.650	0.650
Weighted-average number of common shares outstanding, basic and diluted	20,663,506	20,272,697	19,853,904	17,649,883	8,801,166
Reconciliation of funds from operations (2)
Net income (loss)	$5,121	$791	$(3,560)	$(7,745)	$(10,233)
Depreciation of real estate assets	12,299	12,087	11,497	8,284	3,857
Amortization of lease-related costs	3	3	1,080	4,082	4,155
FFO	$17,423	$12,881	$9,017	$4,621	$(2,221)
_____________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day for the periods presented. Distributions for the periods from January 1, 2012 through February 28, 2012, March 1, 2012 through February 28, 2016 and March 1, 2016 through December 31, 2016 are based on daily record dates and calculated at a rate of $0.00178082 per share per day.
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
We invested in and manage a portfolio of high quality apartment communities located throughout the United States. Our portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of December 31, 2016, we owned 11 apartment complexes.
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
On March 12, 2010, we commenced the Initial Offering of 280,000,000 shares of common stock for sale to the public, of which 80,000,000 shares were offered pursuant to our dividend reinvestment plan. We retained KBS Capital Markets Group to serve as the dealer manager for the Initial Offering pursuant to the Initial Dealer Manager Agreement, dated March 12, 2010.
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
As of December 31, 2016, we had sold an aggregate of 21,683,960 shares of common stock in the Offerings for gross offering proceeds of $215.9 million, including an aggregate of 2,468,550 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $24.4 million. Also, as of December 31, 2016, we had redeemed 807,692 shares sold in the Offerings for $7.9 million. We have used substantially all of the net proceeds from the primary Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.

Market Outlook ─ Multifamily Real Estate and Finance Markets
Strong demand and trailing supply have been dominant themes for professionally managed, multifamily rental real estate (“Multifamily”) in the United States since the recession of 2008-2009. Although the U.S. Multifamily outlook remains positive, supply and affordability are becoming concerns in a growing number of urban core markets, most notably, New York City, San Francisco, Los Angeles, Miami and other prominent coastal cities. The beneficiaries of these “urban-core concerns,” have increasingly been suburban markets. With more renters opting for the suburbs, vacancy has been declining and rents increasing in suburban markets. This trend is likely to continue, assuming the economy continues to grow and suburban markets remain affordable compared to their urban counterparts. These factors bode well for our portfolio, which is predominantly located in suburban markets. For further discussion of current market conditions, see Part I, Item 1, “Business — Market Outlook — Multifamily Real Estate and Finance Markets.”
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
As of December 31, 2016 we had sold an aggregate of 21,683,960 shares of common stock in the Offerings for gross offering proceeds of $215.9 million, including an aggregate of 2,468,550 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $24.4 million. Also as of December 31, 2016, we had redeemed 807,692 shares sold in the Offerings for $7.9 million. As of December 31, 2016, we had invested substantially all of the proceeds from our now-terminated primary Offerings in real estate properties and do not anticipate making additional real estate acquisitions. We intend to use our cash on hand, cash flow generated by our real estate operations and proceeds from our dividend reinvestment plan as our primary sources of immediate and long-term liquidity.
As of December 31, 2016, we owned 11 apartment communities. Our real estate investments generate cash flow in the form of rental revenues, which are reduced by operating expenditures, debt service payments, the payment of property management and asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and how well we manage our expenditures. Cash flows from operations from our real estate investments will be reduced to the extent that we sell our properties. As of December 31, 2016, our real estate property investments were 93% occupied.
As of December 31, 2016, our total debt outstanding was $282.6 million. We limit our total liabilities to 75% of the cost (before deducting depreciation and other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2016, our borrowings and other liabilities were approximately 64% of the cost (before deducting depreciation and other non-cash reserves) of our tangible assets. As of December 31, 2016, we had a total of $229.5 million of debt obligations scheduled to mature within the next three years.
We paid distributions to our stockholders during the year ended December 31, 2016 using cash flows from operations. We believe that our cash flows from operations, cash on hand, proceeds from our dividend reinvestment plan and possible proceeds from asset sales are sufficient to meet our liquidity needs for the foreseeable future.

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2016 did not exceed the charter-imposed limitation.
On January 21, 2016, our board of directors formed the Special Committee composed of all of our independent directors to explore the availability of strategic alternatives involving our company with the goal of providing liquidity options for our stockholders while preserving and maximizing overall returns on our investment portfolio. While we conduct this process, we remain 100% focused on managing our properties.
As part of the process of exploring strategic alternatives, on April 5, 2016, the Special Committee engaged Stanger to act as our financial advisor and to assist us and the Special Committee with this process. Under the terms of the engagement, Stanger provided various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Subsequently, we engaged HFF to market our real estate properties for sale. We are not obligated to enter into any particular transaction or any transaction at all. HFF has completed the initial marketing of our real estate properties and received offers for both our entire portfolio and individual properties. Based on feedback received during the marketing process, we anticipate that we will pursue certain strategic asset sales and hold the majority of our real estate properties in an effort to create additional stockholder value, while still paying ongoing distributions. We believe that holding the majority of our real estate properties will allow certain debt prepayment obligations to decrease as the loans secured by those properties move closer to maturity, which should create additional stockholder value. Depending on the number of properties sold, we may have to adjust the ongoing distribution rate subsequent to such sales in order to maintain the current distribution coverage.
We intend to use some of the net proceeds after paying sale-related expenses including, in certain cases, paying off the notes payable related to such assets, from any strategic asset sales we close to: (i) make renovations at certain remaining real estate properties, which we believe could increase property-level NOI and create additional stockholder value; and (ii) pay a special distribution to our stockholders. However, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share. Any future special distributions we pay from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2017.
On December 29, 2016, we, through the Owner, entered into the Wesley Village Agreement for the sale of Wesley Village to the Purchaser. The Wesley Village Agreement was subsequently terminated, reinstated and amended and on March 9, 2017, we completed the sale of Wesley Village. For information relating to the Wesley Village Agreement, see Part I, Item 2, “Properties - Wesley Village Agreement.” For information relating to the termination and reinstatement of, and the amendments to, the Wesley Village Agreement, and the subsequent sale of Wesley Village, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Termination and Reinstatement of, and Amendments to, the Wesley Village Agreement; Disposition of Wesley Village.”
Cash Flows from Operating Activities
As of December 31, 2016, we owned 11 apartment complexes. During the year ended December 31, 2016, net cash provided by operating activities was $13.9 million. We expect our cash flows from operating activities to vary over time and do not anticipate making additional real estate acquisitions.
Cash Flows from Investing Activities
Net cash used in investing activities was $2.2 million for the year ended December 31, 2016 and consisted primarily of the following:

•	$2.3 million of cash used for improvements to real estate; and

•	$0.1 million of insurance proceeds received for property damage.
Cash Flows from Financing Activities
Net cash used in financing activities was $15.5 million for the year ended December 31, 2016 and consisted primarily of the following:

•	$7.7 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $5.7 million;

•	$5.8 million of principal payments on our mortgage notes payable; and

•	$2.0 million of cash used for redemptions of common stock.

In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We paid our advisor fees in connection with the management of our assets and for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor is an asset management fee.
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
The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by NAREIT and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. We had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the advisory agreement, as we believed the payment of this amount to our advisor was probable at the time it was recorded. During the year ended December 31, 2016, we reversed, as an increase to other income, the liabilities due to affiliates related to the $1.5 million of asset management fees for the period from February 2013 through July 2013 as we believed that the chance of payment of this amount to our advisor is remote.
In addition, the advisory agreement defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers our obligation to pay an asset management fee for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the IPA in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by our advisor in accordance with the advisory agreement. We had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the advisory agreement, as we believed the payment of this amount to our advisor was probable at the time it was recorded. During the year ended December 31, 2016, we reversed, as an increase to other income, the liabilities due to affiliates related to the $3.3 million of asset management fees for the period from August 2013 through December 2014 as we believed that the chance of payment of this amount to our advisor is remote. During the year ended December 31, 2016, we incurred $3.0 million of asset management fees. However, we only recorded $0.4 million pursuant to the limitations in the advisory agreement as noted above. We did not accrue the remaining $2.6 million of these deferred asset management fees as it is uncertain whether any of these amounts will be paid in the future.
However, notwithstanding any of the foregoing, any and all deferred asset management fees shall be immediately due and payable at such time as our stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their net invested capital, or the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by any amounts to repurchase shares pursuant to our share redemption plan, and (ii) an 8.0% per year cumulative, non-compounded return on such net invested capital (the “Stockholders’ 8% Return”). The Stockholders’ 8% Return is not based on the return provided to any individual stockholder. Accordingly, it is not necessary for each of our stockholders to have received any minimum return in order for our advisor to receive deferred asset management fees. During the year ended December 31, 2016, we reversed, as described above, an aggregate of $4.8 million of deferred asset management fees that were previously accrued. We believed the the chance of payment of the deferred asset management fees is remote based on the estimated value per share and management’s current projection of cash flow and distributions to our stockholders.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2016 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$282,605	$32,196	$199,640	$1,736	$49,033
Interest payments on outstanding debt obligations (2)	56,117	9,387	11,217	3,670	31,843
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of December 31, 2016. We incurred interest expense of $9.8 million, excluding amortization of deferred financing costs and discount on notes payable of $0.5 million, for the year ended December 31, 2016.
Results of Operations
As of December 31, 2016, we owned 11 apartment complexes and do not anticipate making additional real estate investments. The results of operations presented for the years ended December 31, 2016, 2015 and 2014 are not directly comparable due to the acquisition of two apartment complexes in February 2014. As a result, the results of operations during the year ended December 31, 2014 do not reflect an entire period of operations related to these two acquisitions.
Comparison of the year ended December 31, 2016 versus the year ended December 31, 2015
The following table provides summary information about our results of operations for the years ended December 31, 2016 and 2015 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change
	2016	2015
Rental income	$45,301	$44,613	$688	2%
Operating, maintenance, and management costs	6,389	8,674	(2,285)	(26)%
Real estate taxes and insurance	7,088	6,144	944	15%
Asset management fees to affiliate	399	729	(330)	(45)%
Property management fees and expenses to affiliate	5,811	3,523	2,288	65%
General and administrative expenses	2,663	2,176	487	22%
Depreciation and amortization expense	12,302	12,090	212	2%
Interest expense	10,332	10,501	(169)	(2)%
Other income	4,752	—	4,752	—%
Rental income increased from $44.6 million for the year ended December 31, 2015 to $45.3 million for the year ended December 31, 2016, primarily as a result of an increase in rental rates. Overall, we expect rental income to decrease in future periods due to anticipated dispositions of our real estate investments.
Operating, maintenance and management costs and real estate taxes and insurance decreased from $14.8 million for the year ended December 31, 2015 to $13.5 million for the year ended December 31, 2016 primarily due to a decrease in reimbursable on-site personnel salary and related benefits expenses and management fees to third-party property management companies as a result of the transition of all property management services to LPI during the second quarter of 2015, partially offset by an increase due to property tax reassessments. Management fees to LPI, as well as reimbursable on-site personnel salary and related benefits expenses at the properties, are classified as property management fees and expenses to affiliate on the accompanying consolidated statements of operations. Although operating, maintenance and management costs and real estate taxes and insurance may increase in future periods, as compared to historical periods as a result of inflation, we expect these costs to decrease in future periods due to anticipated dispositions of our real estate investments.

Asset management fees to affiliate with respect to our real estate investments decreased from $0.7 million for the year ended December 31, 2015 to $0.4 million for the year ended December 31, 2016. During the year ended December 31, 2015, we incurred $2.8 million of asset management fees, of which $0.7 million was recorded based on certain payment limitations in the advisory agreement. The remaining $2.1 million of deferred asset management fees were not accrued as it is uncertain whether any of these amounts will be paid in the future. During the year ended December 31, 2016, we incurred $3.0 million of asset management fees, of which $0.4 million was recorded based on certain payment limitations in the advisory agreement. The remaining $2.6 million of deferred asset management fees were not accrued as it is uncertain whether any of these amounts will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Property management fees and expenses to affiliate increased from $3.5 million for the year ended December 31, 2015 to $5.8 million for the year ended December 31, 2016. The increase was primarily due to the transition of all property management services to LPI during the second quarter of 2015. Prior to the transition, management fees, as well as reimbursable on-site personnel salary and related benefits expenses at the properties, were classified as operating, maintenance, and management costs. Although we expect our property management fees and expenses to affiliate on properties we continue to hold to increase in future periods as a result of inflation, we expect property management fees and expenses to affiliate to decrease in future periods due to anticipated dispositions of our real estate investments.
General and administrative expenses increased from $2.2 million for the year ended December 31, 2015 to $2.7 million for the year ended December 31, 2016 due to legal fees and other professional fees related to the Special Committee’s engagement of Stanger to act as our financial advisor. See “ — Liquidity and Capital Resources” for our discussion on the engagement of Stanger.
Other income for the year ended December 31, 2016 of $4.8 million relates to the reversal of previously deferred and accrued asset management fees of $1.5 million for the period from February 2013 through July 2013 and $3.3 million for the period from August 2013 through December 2014 as we believed that the chance of payment of these amounts is remote. We did not record any other income for the year ended December 31, 2015. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “— Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
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
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. Items such as acquisition fees and expenses, which had previously been capitalized prior to 2009, are currently expensed and accounted for as operating expenses. As a result, our management also uses modified funds from operations (“MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses; adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the IPA in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
In addition, our management uses an adjusted MFFO (“Adjusted MFFO”) as an indicator of our ongoing performance as well as our dividend sustainability. Adjusted MFFO provides an adjustment to MFFO to exclude other income, which management does not believe reflects the current operating performance of our investments and does not provide an indication of future operating performance.

We believe that MFFO and Adjusted MFFO are helpful measures of ongoing operating performance because they exclude costs that management considers more reflective of investing activities and other non-operating items included in FFO.  Management believes that excluding acquisition costs from MFFO provides investors with supplemental performance information that is consistent with management’s analysis of the operating performance of the portfolio over time, including periods after our acquisition stage. We also believe MFFO and Adjusted MFFO are helpful measures of ongoing operating performance because they exclude non-operating items included in FFO.  MFFO and Adjusted MFFO exclude non-cash items such as straight-line rental revenue.  Additionally, we believe that MFFO and Adjusted MFFO provide investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO and Adjusted MFFO provide comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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
For some or all of the prior periods presented, MFFO adjustments consist of the exclusion of straight-line rent, the amortization of a discount on a note payable and the exclusion of acquisition fees and expenses. We have excluded these items based on the following economic considerations:

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO and Adjusted MFFO, for the years ended December 31, 2016, 2015 and 2014, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss)	$5,121	$791	$(3,560)
Depreciation of real estate assets	12,299	12,087	11,497
Amortization of lease-related costs	3	3	1,080
FFO	17,423	12,881	9,017
Straight-line rent	—	(20)	(4)
Real estate acquisition fees and expenses to affiliate	—	—	701
Real estate acquisition fees and expenses	—	—	264
Amortization of discount on note payable	87	86	78
MFFO (1)	17,510	12,947	10,056
Reversal of accrued asset management fees (2)	(4,752)	—	—
Adjusted MFFO	$12,758	$12,947	$10,056
_____________________
(1) Included in MFFO for the year ended December 31, 2014 was $55,000 in other income related to the primary Follow-on Offering. Our dealer manager paid this amount to us on August 20, 2014. See “— Offering Costs Related to Follow-on Offering and Dividend Reinvestment Plan.”
(2) Relates to reversal of previously deferred and accrued asset management fees of $1.5 million for the periods from February 2013 through July 2013 and $3.3 million for the period from August 2013 through December 2014 as we believed that the chance of payment of these amounts is remote.
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not be able to pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in whole or in part from debt financing and/or from proceeds from our Offerings. Distributions declared, distributions paid and cash flows from operations were as follows during 2016 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows from Operations
Period			Cash	Reinvested	Total
First Quarter 2016	$3,285	$0.160	$1,866	$1,421	$3,287	$2,508
Second Quarter 2016	3,336	0.162	1,910	1,455	3,365	4,594
Third Quarter 2016	3,394	0.164	1,939	1,448	3,387	3,017
Fourth Quarter 2016	3,415	0.164	1,957	1,413	3,370	3,820
	$13,430	$0.650	$7,672	$5,737	$13,409	$13,939
_____________________
(1) Distributions for the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through December 31, 2016 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.

For the year ended December 31, 2016, we paid aggregate distributions of $13.4 million, including $7.7 million of distributions paid in cash and $5.7 million of distributions reinvested through our dividend reinvestment plan. FFO for the year ended December 31, 2016 was $17.4 million and cash flows from operations was $13.9 million. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operations. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from our dividend reinvestment plan as permitted by our offering documents and loan agreements. See the reconciliation of FFO to net income (loss) above.
From inception through December 31, 2016, we paid aggregate distributions of $56.8 million, and our cumulative net loss for the same period was $19.8 million. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations and FFO (except with respect to distributions related to sales of our assets). Depending on the number of our properties we sell in connection with our implementation of our strategic alternatives, we may have to adjust the ongoing distribution rate subsequent to such sales in order to maintain the current distribution coverage. In addition, any future special distributions we pay from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2017.
On December 29, 2016, we, through the Owner, entered into the Wesley Village Agreement for the sale of Wesley Village to the Purchaser. The Wesley Village Agreement was subsequently terminated, reinstated and amended and on March 9, 2017, we completed the sale of Wesley Village. For information relating to the Wesley Village Agreement, see Part I, Item 2, “Properties - Wesley Village Agreement.” For information relating to the termination and reinstatement of, and the amendments to, the Wesley Village Agreement, and the subsequent sale of Wesley Village, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Termination and Reinstatement of, and Amendments to, the Wesley Village Agreement; Disposition of Wesley Village.”
In addition, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward – Looking Statements,” Part I, Item 1, “Business – Market Outlook – Multifamily Real Estate and Finance Markets” Part I, Item 1A, “Risk Factors” and “– Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flows from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flows from operations.
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

Insurance Proceeds for Property Damage
We maintain an insurance policy that provides coverage for property damage and business interruption.  Losses due to physical damage are recognized during the accounting period in which they occur while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable.  Losses, which are reduced by the related probable insurance recoveries, are recorded as operating, maintenance and management expenses on the accompanying consolidated statements of income.  Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved.  Anticipated recoveries for lost rental revenue due to property damage are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.
Fair Value Measurements
Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other non-financial instruments and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value, as defined under GAAP, is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
Distributions Paid
On January 3, 2017, we paid distributions of $1.2 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2016 through December 31, 2016. On February 1, 2017, we paid distributions of $1.2 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2017 through January 31, 2017. On March 1, 2017, we paid distributions of $1.0 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2017 through February 28, 2017.
Distributions Declared
On January 23, 2017, our board of directors declared distributions based on daily record dates for the period March 1, 2017 through March 31, 2017, which we expect to pay in April 2017. On March 9, 2017, our board of directors declared declared a March 2017 distribution in the amount of $0.05520548 per share of common stock to stockholders of record as of the close of business on March 20, 2017, which we expect to pay in April 2017. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.
Termination and Reinstatement of, and Amendments to, the Wesley Village Agreement; Disposition of Wesley Village
 On December 29, 2016, we, through the Owner, entered into the Wesley Village Agreement for the sale of Wesley Village to the Purchaser. On January 27, 2017, the Purchaser provided notice of its election to terminate the Agreement as a result of certain issues related to the survey of Wesley Village upon the expiration of its title review period. The Purchaser also demanded the return of its earnest money deposit pursuant to the Wesley Village Agreement.
On January 30, 2017, the Owner and the Purchaser entered into a reinstatement of and first amendment to the Agreement (the “First Amendment”). Pursuant to the First Amendment, the Purchaser rescinded its demand for the return of its earnest money deposit, the purchase price of Wesley Village was reduced to $57.7 million from $58.0 million and the due diligence period was extended by 11 days to February 8, 2017.
Subsequently, on February 8, 2017, February 10, 2017, February 15, 2017 and February 17, 2017, the Owner and Purchaser entered into the second, third, fourth and fifth amendments to the Wesley Village Agreement, respectively (together, the “Wesley Village Amendments”). Pursuant to the Wesley Village Amendments, the purchase price for Wesley Village was reduced to $57.2 million from $57.7 million and the closing date was extended to March 9, 2017.
On March 9, 2017, we completed the sale of Wesley Village, which had a net book value of $39.9 million as of December 31, 2016, to the Purchaser for $57.2 million. In connection with the disposition of Wesley Village, we repaid the entire $26.7 million principal balance and all other sums due under a mortgage loan secured by Wesley Village, including a prepayment penalty of $0.3 million.
Gary T. Kachadurian, one of our independent directors, is also a director of a real estate investment trust sponsored by the Purchaser (the “Purchaser REIT”) and is Vice Chairman of the manager of the Purchaser REIT and as such, Mr. Kachadurian (i) recused himself from all of our deliberations relating to the disposition of Wesley Village, and (ii) informed us and our board of directors that he recused himself from all of the Purchaser REIT’s and its manager’s deliberations relating to the acquisition of Wesley Village.

Amended Dividend Reinvestment Plan
On March 9, 2017, our board of directors adopted a fourth amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”). Pursuant to the Amended Dividend Reinvestment Plan, our board of directors may designate certain distributions as ineligible for reinvestment through the plan. In addition, certain other corresponding and ministerial changes were made. There were no other changes to the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan will be effective March 20, 2017.
Renewal of Advisory Agreement
On January 25, 2017, we renewed our advisory agreement with our advisor. The renewed advisory agreement is effective through January 25, 2018; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are identical to those of the advisory agreement that was previously in effect including the March 15, 2016 amendment to the advisory agreement.
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
The table below summarizes the outstanding principal balance, the weighted-average interest rates and the fair values for our notes payable as of December 31, 2016 based on the maturity dates (dollars in thousands):

	Maturity Date						Total Value
	2017	2018	2019	2020	2021	Thereafter		Fair Value
Notes payable, principal outstanding
Fixed Rate	$26,862	$71,146	$131,451	$—	$—	$53,146	$282,605	$279,258
Weighted-average interest rate	2.6%	2.6%	3.7%	—	—	3.7%	3.3%
Interest rate fluctuations will generally not affect our future earnings or cash flows related to our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of December 31, 2016, the fair value estimate of our fixed rate debt was $279.3 million and the outstanding principal balance of our fixed rate debt was $282.6 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of December 31, 2016. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, to the extent we have any variable rate debt, movements in interest rates on variable rate debt would change our future earnings and cash flow, but generally not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of December 31, 2016, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt as of December 31, 2016 was 3.3%. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2016.
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
In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Amended Dividend Reinvestment Plan
On March 9, 2017, our board of directors adopted a fourth amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”). Pursuant to the Amended Dividend Reinvestment Plan, our board of directors may designate certain distributions as ineligible for reinvestment through the plan. In addition, certain other corresponding and ministerial changes were made. There were no other changes to the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan will be effective March 20, 2017.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our directors and executive officers.

Name	Position(s)	Age *
C. Preston Butcher	Chairman of the Board and Director	78
Peter M. Bren	President and Director	83
W. Dean Henry	Chief Executive Officer	71
Guy K. Hays	Executive Vice President	56
Peter McMillan III	Executive Vice President	59
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	39
Stacie K. Yamane	Chief Accounting Officer	52
Gary T. Kachadurian	Independent Director	66
Michael L. Meyer	Independent Director	78
Ronald E. Zuzack	Independent Director	74
_____________________
* As of March 1, 2017.
C. Preston Butcher is our Chairman of the Board and one of our directors, positions which he has held since August 2009. From August 2009 until August 2012, Mr. Butcher also served as our Chief Executive Officer. Mr. Butcher is also the Chairman of the Board of LPI. He joined Lincoln Property Company in 1968 and was President of the Western Region until 1998 at which time he became Chairman of the Board and Chief Executive Officer of LPI. Since August 2012, Mr. Butcher has served only as Chairman of LPI. In 1999, Mr. Butcher purchased the interests of the other Lincoln Property Company stockholders in the Western Region operations and continued these operations under the new “Legacy Partners” name. Commencing as of January 1, 2013, Mr. Butcher indirectly through a trust owns and controls 60% of LPI and 60% of LPRR LLC. As Chairman of LPI, Mr. Butcher oversees the management and operations of the Legacy Residential entities, including setting company strategy and monitoring performance. LPI oversees the management and operations of all of its affiliated Legacy residential-related entities (LPI and LPRR LLC, together with all such affiliated Legacy residential-related entities, are hereinafter collectively referred to as “Legacy Residential”).
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
Mr. Butcher has been involved exclusively in real estate acquisitions, development, financing, management, and dispositions for over 49 years. Over the course of his career he has overseen the acquisition/development, financing, and management of over 600 real estate assets on behalf of private funds and sub-advisory accounts, encompassing over 74,000 residential units at an aggregate cost exceeding $6.8 billion. He also has overseen the acquisition/development, financing, and management of 128 million square feet of office and industrial space exceeding an aggregate cost of $10.93 billion. Mr. Butcher has overseen the sale of over 500 assets exceeding an aggregate of $7.7 billion in proceeds.
Since 2002, Mr. Butcher, through Legacy Residential and Legacy Commercial affiliated entities, has been integral to the sponsorship of four real estate funds, which funds raised an aggregate of $1.5 billion of equity from institutional investors. Mr. Butcher has also been a key figure in Legacy Residential’s real estate investment, management, and disposition activities as a sub-advisor to institutional clients. Mr. Butcher has been involved in entities, as a sub-advisor, that have raised over $2 billion since 1995 from large institutional clients such as the AFL-CIO Building Investment Trust, AIG Global Real Estate Investment Corp., BlackRock Realty Advisors, Inc., Capmark Investments, LP, a subsidiary of Capmark Financial Group Inc. (formerly known as GMAC Commercial Holding Corp.), Donaldson Lufkin & Jenrette, Inc. (now Credit Suisse (USA), Inc.), Equity Residential, and Goldman Sachs.

Mr. Butcher is a co-founder and past Chairman of the Board and has served on the Executive Committee of the National Multifamily Housing Council. He was a co-founder of the California Housing Council. Mr. Butcher is also a member of the Policy Advisory Board of the Fisher Center for Real Estate at the University of California at Berkeley. Mr. Butcher is a past member of the Board of Trustees of the Urban Land Institute, a former director of BRE Properties, Inc. and a former director of NorthStar Realty Finance Corp. He is a director and a member of the audit and nominating and corporate governance committees of the Charles Schwab Corporation. Mr. Butcher was a founding board member of BRIDGE, a non-profit housing corporation created to provide low to moderate income housing. Mr. Butcher is also a past overseer of the Hoover Institution, Stanford University. Mr. Butcher received a Bachelor of Science in Electrical Engineering from the University of Texas at Austin.
The board of directors has concluded that Mr. Butcher is qualified to serve as one of our directors and as Chairman of the Board for reasons including his over 49 year track record of leadership and success in the real estate industry. Mr. Butcher’s familiarity with acquisition, development, financing and management of multifamily residential properties through numerous business cycles provides him with unique experience to guide the strategic direction of our business. Mr. Butcher’s superior leadership skills have been demonstrated through years overseeing the management and operations of Legacy Residential businesses and are expected to be a critical asset in leading the board of directors.
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
Mr. Bren is Chairman of the Board and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2016, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $21 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
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
The board of directors has concluded that Mr. Bren is qualified to serve as one of our directors for reasons including his extensive industry and leadership experience. With over 40 years of real estate experience, including over 30 years as a senior partner of Lincoln Property Company focused on financing, developing, leasing and managing apartment properties, Mr. Bren has the depth and breadth of experience to implement our business strategy. As our President and a principal of our advisor, Mr. Bren is well-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as President of KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT, Mr. Bren brings to the board demonstrated management and leadership ability.

W. Dean Henry is our Chief Executive Officer, a position he has held since August 2012. He served as one of our Executive Vice Presidents from August 2009 through August 2012. He is also the Chief Executive Officer of LPI, a position he has held since August 2012. Mr. Henry joined Lincoln Property Company in 1973 and was promoted to Senior Vice President in charge of all residential operations of the Western Region in 1995, and then became the President and Chief Operating Officer of LPI in 1998. Mr. Henry served as President only of LPI from 2001 through August 2012, when he was appointed Chief Executive Officer. Commencing as of January 1, 2013, Mr. Henry indirectly through a trust owns and controls 30% of LPI and 30% of LPRR LLC.
As Chief Executive Officer of LPI, Mr. Henry oversees the management and operations of the Legacy Residential entities, including setting company strategy and monitoring performance. As a member of Legacy Residential’s Investment Acquisition and Management Committee, he reviews and approves the acquisition, financing, and disposition of multifamily real estate investments. Mr. Henry routinely reviews significant asset and property management issues and the status and progress of properties under development. He is also responsible for investor relationships.
Mr. Henry has been involved exclusively in multifamily real estate acquisitions, development, financing, management, and dispositions for over 46 years. Over the course of his career, he has overseen the acquisition/development, financing, and management of almost 39,000 residential units at an aggregate cost of $5.1 billion.
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
Mr. Henry serves on the Executive Committee of the National Multifamily Housing Council. He is a member of the Policy Advisory Board of the Center for Real Estate at the University of California at Berkeley, and is an active member of the Urban Land Institute. Mr. Henry is past Chairman of the San Francisco YMCA and a former Board Member of Mercy Housing, a not for-profit affordable housing organization which has participated in the development, preservation and/or financing of more than 36,900 affordable homes in the United States. Mr. Henry is a past Chairman of the Multifamily Leadership Board of the National Association of Home Builders. Mr. Henry received a Bachelor’s degree in Political Science from University of Puget Sound.
Guy K. Hays is one of our Executive Vice Presidents, a position he has held since August 2009. Mr. Hays is also President of LPI, a position he has held since August 2012. Mr. Hays joined Lincoln Property Company in 1986, was promoted to Vice President of Finance for all residential operations of the Western Region in 1995, and became Senior Vice President - Finance of LPI in 1998, then Senior Vice President and Chief Financial Officer - Residential in 2001, Senior Managing Director and Chief Financial Officer in January 2008, and Executive Managing Director and Chief Financial Officer in January 2009. Commencing as of January 1, 2013, Mr. Hays indirectly through a trust owns and controls 10% of LPI and 10% of LPRR LLC.
As President of LPI, Mr. Hays oversees the management, operations and financial affairs of the Legacy Residential entities, including setting company strategy and monitoring financial performance. As a member of Legacy Residential’s Investment Acquisition and Management Committee, he reviews and approves the acquisition, financing, and disposition of multifamily real estate investments. Mr. Hays routinely reviews significant asset and property management related issues, as well as the financing of properties and the firm’s banking, accounting and reporting functions. He is also responsible for investor, lender, and banking relationships.
Over the course of his career, he has overseen the acquisition/development and financing of almost 27,000 residential units at an aggregate cost of approximately $4.7 billion. Since 2002, Mr. Hays has been a key figure in Legacy Residential’s sponsorship of the $269 million Legacy Partners Affordable Housing Fund, advising and investing on behalf of the State of California Public Employees’ Retirement System. He has also been a key figure in Legacy Residential’s affiliated entities’ real estate investment, management, and disposition activities as a sub-advisor to institutional clients. Mr. Hays has been involved in entities, as a sub-advisor, that raised and invested nearly $1 billion from large institutional clients such as the AFL-CIO Building Investment Trust, AIG Global Real Estate Investment Corp., BlackRock Realty Advisors, Inc., Capmark Investments, LP, a subsidiary of Capmark Financial Group Inc. (formerly known as GMAC Commercial Holding Corp.), Donaldson Lufkin & Jenrette, Inc. (now Credit Suisse (USA), Inc.), Equity Residential, and Goldman Sachs.
Prior to joining Lincoln Property Company in 1986, Mr. Hays was with Kenneth Leventhal and Company, a CPA firm specializing in real estate, in Dallas, Texas where he earned his Certified Public Accountant designation. Mr. Hays is an active member of the National Multifamily Housing Council and is a board member of the San Francisco YMCA. Mr. Hays received a Bachelor of Science in Accounting from Oral Roberts University.

Peter McMillan III is one of our Executive Vice Presidents, a position he has held since August 2009. He is also an Executive Vice President, the Treasurer and Secretary and a director of KBS REIT I, KBS REIT II and KBS REIT III, positions he has held for these entities since June 2005, August 2007 and January 2010, respectively. From January 2015 through February 2017, Mr McMillan was an Executive Vice President, the Treasurer and Secretary of KBS Growth & Income REIT. He is President, Chairman of the Board and a director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since December 2008 and February 2013, respectively. In addition, Mr. McMillan is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2009, 2005, 2007, 2009, 2008, 2013 and 2015, respectively. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. All four of our KBS sponsors, Messrs. Bren, Hall, McMillan and Schreiber, actively participate in the management and operations of our advisor.
Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC, an asset management company. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the Board of Trustees of Metropolitan West Funds, TCW Mutual Funds and TCW Alternative Funds and is a former director of Steinway Musical Instruments, Inc.
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
Prior to joining an affiliate of our advisor in 2010, Mr. Waldvogel was an audit senior manager at Ernst & Young LLP. During his eight years at Ernst & Young LLP, where he worked from October 2002 to October 2010, Mr. Waldvogel performed or supervised various auditing engagements, including the audit of financial statements presented in accordance with GAAP, as well as financial statements prepared on a tax basis. These auditing engagements were for clients in a variety of industries, with a significant focus on clients in the real estate industry.
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
Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her almost 30 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).
Gary T. Kachadurian is one of our independent directors and is the chair of the Special Committee, positions he has held since January 2010 and January 2016, respectively. Mr. Kachadurian has 36 years of real estate experience specializing in land and asset acquisition, construction, development, financing, and management. Since 2012, Mr. Kachadurian has served as vice chairman of BRG Manager, LLC, the manager of Bluerock Residential Growth REIT, Inc., a REIT focusing on apartment communities. Also, as President of The Kachadurian Group LLC (f/k/a Kach Enterprises, LLC) from October 2006 to the present, he has been retained as consultant on apartment acquisition and development transactions. From August 2007 until its sale in January 2015, Mr. Kachadurian served as Chairman of Apartment Realty Advisors, the nation’s largest privately owned multifamily housing investment advisory company. Mr. Kachadurian is also a partner in Monroe Residential Partners, a Chicago-based developer of small multifamily communities in the Chicago area.
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
Mr. Kachadurian is a director of Pangea Real Estate and is a director and member of the investment committee of Bluerock Residential Growth REIT. Mr. Kachadurian is a founding Board Member of the Chicago Apartment Association and is former Chairman of the National Multifamily Housing Council. He has been a featured speaker and panelist at many apartment industry events and is a past Chairman of the Village Foundation of Children’s Memorial Hospital. Mr. Kachadurian received his B.S. in Accounting from the University of Illinois.
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

Michael L. Meyer is one of our independent directors and is the chair of the audit committee, positions he has held since January 2010. He is also an independent director and chair of the audit committee of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since October 2009 and April 2014, respectively. Mr. Meyer is a private real estate investor and since 1999 has been the Chief Executive Officer of the Michael L. Meyer Company. The Michael L. Meyer Company is a principal and/or manager of real estate entities and provides those entities with property acquisition, financing and management services and advice. Since June 2006, Mr. Meyer also has been a principal of TwinRock Partners, LLC (formerly known as AMG Realty Investors, LLC), a commercial and residential real estate investment company. From 2000 to 2003, Mr. Meyer was a principal in Advantage 4 LLC, a provider of telecommunications systems for real estate projects. From 1999 to 2003, Mr. Meyer was also a principal of Pacific Capital Investors, which acquired non-performing loans secured by real estate in Japan. From 1974 to 1998, Mr. Meyer was Managing Partner-Orange County and Audit Partner of the E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP and its predecessor. Mr. Meyer is a director and member of the audit, compensation, director’s loan, nominating and governance and executive committees of Opus Bank positions he has held since September 2010. Additionally, Mr. Meyer previously served as a director and member of the audit committee of City National Bank and City National Corporation, as a director and member of the audit committee of William Lyon Homes, Inc. and as a director and chair of the audit committee of Paladin Realty Income Properties, Inc. from 2004 to 2014.
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
The board of directors has concluded that Mr. Meyer is qualified to serve as one of our independent directors and the chairman of the audit committee for reasons including his expertise with respect to residential and commercial real estate investments and accounting and financial reporting matters. With over 14 years of experience investing in residential and commercial real estate and providing residential and commercial real estate acquisition, financing and management services and advice, Mr. Meyer is well-positioned to advise the board with respect to potential investment opportunities and investment management. In addition, over 35 years of experience as an independent Certified Public Accountant or auditor for real estate companies, Mr. Meyer provides the board of directors with substantial expertise regarding real estate accounting and financial reporting matters. Further, Mr. Meyer’s experience as a director and chairman of the audit committee of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II and as a director and member of the audit, compensation, director’s loan, nominating and governance and executive committees of Opus Bank, and his prior experience as a director and member of the audit committee of City National Bank and City National Corporation, as a director and member of the audit committee of William Lyon Homes, Inc. and as a director and chair of the audit committee of Paladin Realty Income Properties, Inc. provides him with an understanding of the requirements of serving on a public company board.
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
Mr. Zuzack earned a BS in Finance and Economics in 1969 and an MBA in 1970 from the University of Missouri. He also was recognized as a Willis Bryant Scholar in Mortgage Banking at Northwestern University in 1972. He has also served as Chairman of the Multi-Family Gold Council of the Urban Land Institute, as a member of the Executive Committee of the National Multifamily Housing Council, as Chairman of the Rent Control Committee of the National Multifamily Housing Council, and as a board member of the Mid-Peninsula Housing Authority.

The board of directors has concluded that Mr. Zuzack is qualified to serve as one of our independent directors and the chairman of the conflicts committee for reasons including his extensive experience as an investment fiduciary representing the interests of stockholder clients. Mr. Zuzack’s 30 years as an active investor in apartment properties provide him with specific knowledge of our market segment and related financing activities and position him very well to provide the board of directors with valuable industry-specific insight and experience. Furthermore, Mr. Zuzack’s experience also prepares him well for service on the audit committee. As Global COO of BlackRock Realty Advisors, Mr. Zuzack had overall responsibility for the financial performance of that company, including supervision of the principal financial officer, regular reviews of financial statements, and frequent consideration of issues related to the conduct of audits, assessment of internal controls and procedures for financial reporting.
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
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at www.kbslegacyreit.com.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our conflicts committee, which is composed of all of our independent directors, discharges the board of directors’ responsibilities relating to the compensation of our executives. However, we do not have any paid employees and our executive officers do not receive any compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor and/or sub-advisor and/or their affiliates and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence - Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2016.

Name	Fees Earned or Paid in Cash in 2016 (1)	All Other Compensation	Total
Gary T. Kachadurian	$113,333	$—	$113,333
Michael L. Meyer (2)	121,793	—	121,793
Ronald E. Zuzack	131,833	—	131,833
Peter M. Bren (3)	—	—	—
C. Preston Butcher (3)	—	—	—
_____________________
(1) Fees Earned or Paid in Cash in 2016 include meeting fees earned in: (i) 2015 but paid or reimbursed in the first quarter of 2016 as follows: Mr. Kachadurian $9,333, Mr. Meyer $10,333, and Mr. Zuzack $10,333; and (ii) 2016 but paid in 2017 as follows: Mr. Kachadurian $7,333, Mr. Meyer $11,333, and Mr. Zuzack $14,333.
(2) Mr. Meyer was paid an additional $2,090 ($400 per hour) for service as chair of the audit committee in connection with a committee oversight matter. This amount is included in the $121,793 above.
(3) Directors who are also our executive officers do not receive compensation for services rendered as a director.
Cash Compensation
We compensate each of our independent directors with an annual retainer of $40,000. In addition, we pay our independent directors for attending board of directors and audit committee, conflicts committee and Special Committee meetings as follows:

•	$2,500 for each board of directors meeting attended;

•
$2,500 for each audit committee,conflicts committee or Special Committee meeting attended (except that the committee chairman is paid $3,000 for each audit committee, conflicts committee or Special Committee meeting attended);

•	$2,000 for each teleconference board of directors meeting attended; and

•
$2,000 for each teleconference audit committee, conflicts committee or Special Committee meeting attended (except that the committee chairman is paid $3,000 for each teleconference audit committee, conflicts committee or Special Committee meeting attended).

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at board of directors meetings or committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 6, 2017, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percent of All Shares
C. Preston Butcher, Chairman of the Board and Director (1)	20,000 (3)	*
Peter M. Bren, President and Director (1)	20,000 (3)	*
W. Dean Henry, Chief Executive Officer (1)	20,000 (3)	*
Guy K. Hays, Executive Vice President (1)	20,000 (3)	*
Peter McMillan III, Executive Vice President (1)	20,000 (3)	*
Jeffrey K. Waldvogel, Chief Financial Officer, Treasurer and Secretary	—	—
Stacie K. Yamane, Chief Accounting Officer	—	—
Gary T. Kachadurian, Independent Director	—	—
Michael L. Meyer, Independent Director	—	—
Ronald E. Zuzack, Independent Director	—	—
All executive officers and directors as a group	20,000 (3)	*
Trinity Christian Center	1,045,017 (4)	5.01%
_____________________
*Less than 1% of the outstanding common stock
(1) The address of this beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) None of the shares is pledged as security.
(3) Includes 20,000 shares owned by KBS-Legacy Apartment Community REIT Venture, LLC, which is indirectly owned and controlled by Messrs. Butcher, Henry, Hays, Bren, Hall, McMillan and Schreiber.
(4) The address of this beneficial owner is 2442 Michelle Drive, Tustin, California 92780.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the directors, and all of the members of the audit committee, the conflicts committee and the Special Committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange independence standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). The board of directors has determined that Gary T. Kachadurian, Michael L. Meyer and Ronald E. Zuzack each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a director. None of these directors has ever served as (or is related to) an employee of ours or of any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.
Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Offering Policy. We continue to offer shares of common stock under our dividend reinvestment plan and may do so until we have sold all $760,000,000 of shares available for sale. We expect to use substantially all of the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to: (i) the repurchase of shares under our share redemption program; (ii) capital expenditures and leasing costs related to our real estate investments; (iii) reserves required by any financings of our real estate investments; and (iv) the repayment of debt. For the years ended December 31, 2016 and 2015, the costs of raising capital in our dividend reinvestment plan represented less than 1% of the capital raised.
Portfolio Management, Disposition and Distribution Policy. On January 21, 2016, our board of directors formed the Special Committee composed of all of our independent directors to explore the availability of strategic alternatives involving our company with the goal of providing liquidity options for our stockholders while preserving and maximizing overall returns on our investment portfolio. While we conduct this process, we remain 100% focused on managing our properties.
As part of the process of exploring strategic alternatives, on April 5, 2016, the Special Committee engaged Stanger to act as our financial advisor and to assist us and the Special Committee with this process. Under the terms of the engagement, Stanger provided various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Subsequently, we engaged HFF to market our real estate properties for sale. We are not obligated to enter into any particular transaction or any transaction at all. HFF has completed the initial marketing of our real estate properties and received offers for both our entire portfolio and individual properties. Based on feedback received during the marketing process, we anticipate that we will pursue certain strategic asset sales and hold the majority of our real estate properties in an effort to create additional stockholder value, while still paying ongoing distributions. We believe that holding the majority of our real estate properties will allow certain debt prepayment obligations to decrease as the loans secured by those properties move closer to maturity, which should create additional stockholder value.
We generally intend to hold our core properties for five to ten years, which we believe is a reasonable period to enable us to capitalize on the potential for increased income and capital appreciation of properties, although economic and market conditions may influence us to hold our investments for different periods of time. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
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

On December 29, 2016, we, through the Owner, entered into the Wesley Village Agreement for the sale of Wesley Village to the Purchaser. The Wesley Village Agreement was subsequently terminated, reinstated and amended and on March 9, 2017, we completed the sale of Wesley Village. For information relating to the Wesley Village Agreement, see Part I, Item 2, “Properties - Wesley Village Agreement.” For information relating to the termination and reinstatement of, and the amendments to, the Wesley Village Agreement, and the subsequent sale of Wesley Village, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Termination and Reinstatement of, and Amendments to, the Wesley Village Agreement; Disposition of Wesley Village.”
We intend to use some of the net proceeds after paying sale-related expenses including, in certain cases, paying off the notes payable related to such assets, from any strategic asset sales we close to: (i) make renovations at certain remaining real estate properties, which we believe could increase property-level NOI and create additional stockholder value; and (ii) pay a special distribution to our stockholders. However, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Our goals and objectives for 2017 include the following: (i) making strategic asset sales as described above and using a portion of the proceeds to pay a special distribution to our stockholders; (ii) undertaking renovations at certain assets to create additional stockholder value; (iii) maintaining portfolio occupancy; (iv) increasing portfolio net cash flow MFFO; and (v) increasing the net asset value of our portfolio. However, we can give no assurances that we will be successful in implementing any of these goals or objectives or that the successful implementation of any or all of such goals or objectives will result in additional stockholder value or the payment of special distributions to our stockholders.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations and FFO (except with respect to distributions related to sales of our assets). Depending on the number of properties sold, we may have to adjust the ongoing distribution rate subsequent to such sales in order to maintain the current distribution coverage. Any future special distributions we pay from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2017.
However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward - Looking Statements,” Part I, Item 1, “Business - Market Outlook - Multifamily Real Estate and Finance Markets” Part I, Item 1A, “Risk Factors” and “- Results of Operations.” Those factors include: the future operating performance of our investments in the existing real estate and financial environment and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flows from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flows from operations.
Borrowing Policies. We financed all of our real estate properties with a combination of the proceeds from the primary Offerings and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. Our management remains vigilant in monitoring the risks inherent in our portfolio and is taking actions to ensure that we are positioned to take advantage of the current conditions in the capital markets. We may use debt financing to pay for capital improvements or repairs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of January 31, 2017, our borrowings and other liabilities were approximately 64% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets.
Policy Regarding Working Capital Reserves. We establish an annual budget for capital requirements and working capital reserves that we update on a periodic basis during the year. We may use proceeds from our dividend reinvestment plan, debt proceeds, proceeds from property sales and cash flow from operations to meet our needs for working capital for the upcoming year and to build a moderate level of cash reserves.
 Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended December 31, 2015 did not exceed the charter imposed limitation. For the four consecutive quarters ended December 31, 2016, total operating expenses represented approximately 0.7% of our average invested assets and approximately 17.1% of net income.

Our Policy Regarding Transactions with Related Persons. Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our advisor’s Chief Audit Executive, via the Ethics Hotline, or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons. The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2015 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
As described further below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. Our KBS sponsors control and indirectly own KBS Capital Advisors and KBS Capital Markets Group. Messrs. Bren and McMillan are also two of our executive officers. All four of our KBS sponsors actively participate in the management and operations of our advisor. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber. Indirectly through their trusts, our Legacy sponsors own and control LPRR LLC, the co-manager of our sub-advisor, and LPI, our property manager.
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

•	performing investor-relations services;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;

•	engaging in and supervising the performance of our agents, including our registrar and transfer agent; and

•	performing any other services reasonably requested by us.
Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring January 25, 2018 subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2015 through December 31, 2015, and from January 1, 2016 through the most recent date practicable, which was January 31, 2017, we compensated our advisor as set forth below.

Our advisor or its affiliates paid, and may pay in the future, some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with the Follow-on Offering, including our legal, accounting, printing, mailing and filing fees. We reimbursed and will reimburse our advisor for organization and offering costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts we spent on organization and offering expenses, does not exceed 15% of the gross proceeds of the primary Follow-on Offering and the offering under our dividend reinvestment plan as of the date of reimbursement. At the termination of the primary Follow-on Offering and at the termination of the offering under our dividend reinvestment plan, our advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. From January 1, 2015 through December 31, 2015, with respect to our dividend reinvestment plan, our advisor incurred $8,100 in organization and offering expenses on our behalf and from January 1, 2016 through January 31, 2017, with respect to our dividend reinvestment plan, our advisor incurred $1,600 in net organization and offering expenses on our behalf.
For substantial assistance in connection with the sale of properties or other investments, we pay our Advisor or its affiliates a disposition fee. The advisory agreement provides that if our advisor or any of its affiliates provided a substantial amount of services (as determined by the conflicts committee) in connection with the sale of a single asset or the sale of all or a portion of our assets through a portfolio sale, merger or other business combination transaction, we would pay our advisor or its affiliates a disposition fee of 1% of the contract sales price of the asset or assets sold. We did not dispose of any assets from January 1, 2015 through January 31, 2017.
For asset management services, we pay our advisor a monthly fee. The asset management fee is a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs (regardless of the level of debt used to finance the investment), and (ii) 2.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs, less any debt used to finance the investment. Asset management fees from January 1, 2015 through December 31, 2015 totaled approximately $2.8 million, $0.7 million of which had been paid and $2.1 million of which had been deferred pursuant to the deferral procedures described below, as of January 31, 2017.
The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that an AFFO Surplus is generated. The amount of any AFFO Surplus in a given month shall be applied first to pay to our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. We had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the advisory agreement, as we believed the chance of the payment of this amount to our advisor was probable at the time it was recorded. During the year ended December 31, 2016, we reversed, as an increase to other income, the liabilities due to affiliates related to the $1.5 million of asset management fees for the period from February 2013 through July 2013 as we believed that the chance of payment of this amount to our advisor is remote. See below for information relating to asset management fees incurred from January 1, 2017 through January 31, 2017.
In addition, the advisory agreement defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers our obligation to pay an asset management fee for any month in which our MFFO for such month, as such term is defined in the practice guideline issued by the Investment Program Association in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which an MFFO Surplus is generated; however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by our advisor in accordance with the advisory agreement. We had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the advisory agreement, as we believed the chance of payment of this amount to our advisor was probable at the time it was recorded. During the year ended December 31, 2016, we reversed, as an increase to other income, the liabilities due to affiliates related to the $3.3 million of asset management fees for the period from August 2013 through December 2014 as the we believed that the chance of payment of this amount to our advisor is remote. As of January 31, 2017, we had incurred $6.0 million of asset management fees for January 1, 2015 through January 31, 2017. However, we only recorded $1.1 million pursuant to the limitations in the advisory agreement as noted above. We did not accrue the remaining $4.9 million of these deferred asset management fees as it is uncertain whether any of these amounts will be paid in the future.

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
Under the advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. At this time, our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses). Furthermore, we currently do not reimburse our advisor or its affiliates for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2015 through December 31, 2015, we reimbursed our advisor for approximately $0.4 million of operating expenses, including $0.1 million of employee costs. The remaining $0.3 million of operating expenses relates to operating and general and administrative expenses incurred by our advisor on our behalf. From January 1, 2016 through January 31, 2017, we reimbursed our advisor for approximately $0.3 million of operating expenses, including $0.2 million of employee costs. The remaining $0.1 million of operating expenses relates to operating and general and administrative expenses incurred by our advisor on our behalf.
 In connection with the Offerings, our sponsors agreed to provide additional indemnification to one of the participating broker dealers. We agreed to add supplemental coverage to our directors’ and officers’ insurance coverage to insure our sponsors’ obligations under this indemnification agreement in exchange for reimbursement to us by our sponsors for all costs, expenses and premiums related to this supplemental coverage. From January 1, 2015 through December 31, 2015, our advisor incurred $61,000 for the costs of the supplemental coverage obtained by us and from January 1, 2016 through January 31, 2017, our advisor incurred $61,000 for the costs of the supplemental coverage obtained by us, all of which had been paid to the insurer or reimbursed to us as of January 31, 2017.
The conflicts committee considers our relationship with our advisor and our KBS sponsors during 2015 and 2016 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
From January 1, 2016 through January 31, 2017, our advisor reimbursed us $28,000 for a property insurance rebate and our advisor and/or our dealer manager reimbursed us for $0.1 million for legal and professional fees and travel reimbursements.
Our Relationship with Certain Affiliates of our Legacy Sponsors. In connection with certain of our property acquisitions, we, through separate indirect wholly owned subsidiaries, entered into the Services Agreements with LPR, pursuant to which LPR provided certain account maintenance and bookkeeping services related to these properties. Under each Services Agreement, we paid LPR a monthly fee in an amount equal to 1% of each property’s gross monthly collections. Unless otherwise provided for in an approved operating budget for a property, LPR was responsible for all expenses that it incurred in rendering services pursuant to each Services Agreement. Each Services Agreement had an initial term of one year and continued thereafter on a month-to-month basis unless either party gave 30 days’ prior written notice of its desire to terminate the Services Agreement. Notwithstanding the foregoing, we had the right to terminate each Services Agreement at any time without cause upon 30 days’ prior written notice to LPR. As described below, as of June 9, 2015, each of the Services Agreements had been terminated. Aggregate fees under the Services Agreements and the Property Management Agreements from January 1, 2015 through December 31, 2015 totaled approximately $3.5 million and aggregate fees under the Property Management Agreements from January 1, 2016 through January 31, 2017 totaled approximately $7.3 million, of which $0.2 million was payable as of January 31, 2017. For more information on the Services Agreements, see Part I, Item 1, “Business - Objectives and Strategies - Investment Strategies - Property Management and Other Services.”

During the year ended December 31, 2015, we, through the Property Owners, entered into the Property Management Agreements with LPI pursuant to which LPI provides, among other services, general property management services, including bookkeeping and accounting services, construction management services and budgeting and business plans for our properties, as follows:

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
Under the Property Management Agreements, each Property Owner pays LPI: (i) a monthly fee based on a percentage (as described in the table above, the “Management Fee Percentage”) of the Gross Monthly Collections (as defined in each Property Management Agreement), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPI and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPI for executed retail leases that were procured or obtained by LPI, (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel. Unless otherwise provided for in an approved operating budget, LPI is responsible for all expenses that it incurs in rendering services pursuant to each Property Management Agreement. Each Property Management Agreement had an initial term of one year and each has continued on a month-to-month basis pursuant to its terms. Either party may terminate a Property Management Agreement provided it gives 30 days’ prior written notice of its desire to terminate such agreement. The Property Owner may also terminate the Property Management Agreement with cause immediately upon notice to LPI and the expiration of any applicable cure period. LPI may terminate each Property Management Agreement at any time without cause upon prior written notice to the Property Owner which, depending upon the terms of the particular Property Management Agreement, requires either 30, 60 or 90 days prior written notice. LPI may terminate the Property Management Agreement for cause if a Property Owner commits any material default under the Property Management Agreement and the default continues for a period of 30 days after notice from LPI to a Property Owner for a default or, in the case of Watertower Apartments, Lofts at the Highlands, Wesley Village, Legacy Grand at Concord, Millennium Apartment Homes and Legacy Crescent Park, if a monetary default continues for a period of 10 days after notice of such monetary default.
For more information on the Property Management Agreements, see Part I, Item 1, “Business - Objectives and Strategies - Investment Strategies - Property Management and Other Services.”
The properties were previously managed by third-party property management companies pursuant to the Prior Management Agreements. The termination of services under the Prior Management Agreements and the Services Agreements (with respect to The Residence at Waterstone, Lofts at the Highlands, Legacy at Martin’s Point, Poplar Creek, Wesley Village, Legacy Grand at Concord, Millennium Apartment Homes and Legacy Crescent Park) were negotiated to coincide with the Effective Date of the respective Property Management Agreements. The Management Fee Percentage and any other fees and reimbursements payable to LPI by the Property Owner under each Property Management Agreement are approximately equal to the applicable percentage and other fees and reimbursements payable to the prior third party management companies and LPR by the Property Owner under the now-terminated Services Agreements and Prior Management Agreements. Aggregate fees and reimbursable expenses under the Property Management Agreements from January 1, 2015 through December 31, 2015 totaled approximately $3.5 million. Aggregate fees and reimbursable expenses under the Property Management Agreements from January 1, 2016 through January 31, 2017 totaled approximately $7.3 million, of which $0.2 million was payable as of January 31, 2017.

The conflicts committee considers our relationship with these affiliates of our Legacy sponsors during 2015 and 2016 to be fair. The conflicts committee believes that the amounts payable to these affiliates of our Legacy sponsors are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for these affiliates of our Legacy sponsors to provide the desired level of services to us and our stockholders.
Our Relationship with the Dealer Manager. We ceased offering shares in our now-terminated primary Follow-on Offering on March 31, 2014. We continue to offer shares under our dividend reinvestment plan.
We entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2015 through December 31, 2015, we incurred and paid $11,000 of costs and expenses related to the AIP Reimbursement Agreement. From January 1, 2016 through January 31, 2017, we incurred and paid $12,000 of costs and expenses related to the AIP Reimbursement Agreement.
The conflicts committee believes that these arrangements with our dealer manager are fair.
Our Relationship with other KBS-Sponsored REITs and Affiliates. On January 6, 2014, we, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, our dealer manager, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. Our dealer manager’s and our advisor’s respective portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above. We have renewed our participation in the program, and the program is effective through June 30, 2017.
During the year ended December 31, 2015 and from January 1, 2016 through January 31, 2017, no other transactions occurred between us and KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS affiliates.
The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our stockholders because they provide us with the highest likelihood of achieving our investment objectives.

March 9, 2017	The Conflicts Committee of the Board of Directors: Ronald E. Zuzack (Chairman), Gary T. Kachadurian and Michael L. Meyer

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2016, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2016 and 2015, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2016 and 2015, are set forth in the table below.

	2016	2015
Audit fees	$373,000	$355,000
Audit-related fees	—	—
Tax fees	45,910	52,590
All other fees	285	333
Total	$419,195	$407,923
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
The following financial statement schedule is included herein at pages F-30 through F-31 of this report:
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

4.2	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed May 10, 2013

4.3	Fourth Amended and Restated Dividend Reinvestment Plan

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

10.3	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of January 25, 2017

10.4
Agreement for Purchase and Sale, Wesley Village Apartments, by and among KBS Legacy Partners Wesley LP (formerly known as KBS Legacy Partners Wesley LLC), KBS Legacy Partners Wesley Land LLC and Bluerock Real Estate LLC, dated as of December 29, 2016

10.5
Termination Notice of Agreement for Purchase and Sale, Wesley Village Apartments, by and among KBS Legacy Partners Wesley LP (formerly known as KBS Legacy Partners Wesley LLC), KBS Legacy Partners Wesley Land LLC and Bluerock Real Estate LLC, dated as of January 27, 2017

10.6
Reinstatement of and First Amendment to Agreement for Purchase and Sale, Wesley Village Apartments, by and among KBS Legacy Partners Wesley LP (formerly known as KBS Legacy Partners Wesley LLC), KBS Legacy Partners Wesley Land LLC and Bluerock Real Estate LLC, dated as of January 30, 2017

10.7
Second Amendment to Agreement for Purchase and Sale, Wesley Village Apartments, by and among KBS Legacy Partners Wesley LP (formerly known as KBS Legacy Partners Wesley LLC), KBS Legacy Partners Wesley Land LLC and Bluerock Real Estate LLC, dated as of February 8, 2017

10.8
Third Amendment to Agreement for Purchase and Sale, Wesley Village Apartments, by and among KBS Legacy Partners Wesley LP (formerly known as KBS Legacy Partners Wesley LLC), KBS Legacy Partners Wesley Land LLC and Bluerock Real Estate LLC, dated as of February 10, 2017

10.9
Fourth Amendment to Agreement for Purchase and Sale, Wesley Village Apartments, by and among KBS Legacy Partners Wesley LP (formerly known as KBS Legacy Partners Wesley LLC), KBS Legacy Partners Wesley Land LLC and Bluerock Real Estate LLC, dated as of February 15, 2017

10.10
Fifth Amendment to Agreement for Purchase and Sale, Wesley Village Apartments, by and among KBS Legacy Partners Wesley LP (formerly known as KBS Legacy Partners Wesley LLC), KBS Legacy Partners Wesley Land LLC and Bluerock Real Estate LLC, dated as of February 17, 2017

Ex.	Description
21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fifth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed October 17, 2014

99.2	Consent of CBRE, Inc.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Legacy Partners Apartment REIT, Inc.

We have audited the accompanying consolidated balance sheets of KBS Legacy Partners Apartment REIT, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule in Item 15(a), Schedule III — Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Legacy Partners Apartment REIT, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of restricted cash activities within the statement of cash flows as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” effective December 31, 2016.

/s/ Ernst & Young LLP
Irvine, California
March 10, 2017

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Real estate:
Land	$46,828	$46,828
Buildings and improvements	367,023	365,219
Total real estate, cost	413,851	412,047
Less accumulated depreciation and amortization	(47,591)	(35,713)
Total real estate, net	366,260	376,334
Cash and cash equivalents	15,998	20,193
Restricted cash	5,099	4,676
Prepaid expenses and other assets	4,580	4,976
Total assets	$391,937	$406,179
Liabilities and stockholders’ equity
Notes payable, net	$279,146	$284,488
Accounts payable and accrued liabilities	5,566	5,236
Due to affiliates	157	4,894
Distributions payable	1,154	1,133
Other liabilities	2,778	2,163
Total liabilities	288,801	297,914
Commitments and contingencies (Note 8)
Redeemable common stock	350	894
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,896,268 and 20,508,397 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	209	205
Additional paid-in capital	180,196	176,476
Cumulative distributions and net losses	(77,619)	(69,310)
Total stockholders’ equity	102,786	107,371
Total liabilities and stockholders’ equity	$391,937	$406,179
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$45,301	$44,613	$42,200
Total revenues	45,301	44,613	42,200
Expenses:
Operating, maintenance, and management	6,389	8,674	10,977
Real estate taxes and insurance	7,088	6,144	5,804
Asset management fees to affiliate	399	729	2,598
Property management fees and expenses to affiliate	5,811	3,523	281
Real estate acquisition fees to affiliate	—	—	701
Real estate acquisition fees and expenses	—	—	264
General and administrative expenses	2,663	2,176	2,374
Depreciation and amortization	12,302	12,090	12,577
Interest expense	10,332	10,501	10,261
Total expenses	44,984	43,837	45,837
Other income:
Interest income	52	15	77
Other income	4,752	—	—
Total other income	4,804	15	77
Net income (loss)	$5,121	$791	$(3,560)
Net income (loss) per common share, basic and diluted	$0.25	$0.04	$(0.18)
Weighted-average number of common shares outstanding, basic and diluted	20,663,506	20,272,697	19,853,904
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2013	19,196,501	$192	$161,328	$(40,460)	$121,060
Issuance of common stock	1,081,474	11	11,239	—	11,250
Redemptions of common stock	(193,145)	(2)	(1,851)	—	(1,853)
Transfers from redeemable common stock	—	—	2,888	—	2,888
Distributions declared	—	—	—	(12,905)	(12,905)
Commissions on stock sales and related dealer manager fees to affiliates	—	—	(536)	—	(536)
Other offering costs	—	—	(620)	—	(620)
Net loss	—	—	—	(3,560)	(3,560)
Balance, December 31, 2014	20,084,830	$201	$172,448	$(56,925)	$115,724
Issuance of common stock	595,095	6	5,730	—	5,736
Redemptions of common stock	(171,528)	(2)	(1,695)	—	(1,697)
Distributions declared	—	—	—	(13,176)	(13,176)
Other offering costs	—	—	(7)	—	(7)
Net income	—	—	—	791	791
Balance, December 31, 2015	20,508,397	$205	$176,476	$(69,310)	$107,371
Issuance of common stock	586,585	6	5,731	—	5,737
Redemptions of common stock	(198,714)	(2)	(2,017)	—	(2,019)
Distributions declared	—	—	—	(13,430)	(13,430)
Other offering costs	—	—	6	—	6
Net income	—	—	—	5,121	5,121
Balance, December 31, 2016	20,896,268	$209	$180,196	$(77,619)	$102,786
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$5,121	$791	$(3,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,302	12,090	12,577
Bad debt expense	522	501	403
Loss due to property damages	145	211	685
Amortization of discount on notes payable	87	86	78
Amortization of deferred financing costs	415	415	415
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(523)	(862)	(828)
Accounts payable and accrued liabilities	536	(269)	568
Due to affiliates	(4,737)	97	2,280
Other liabilities	71	(52)	384
Net cash provided by operating activities	13,939	13,008	13,002
Cash Flows from Investing Activities:
Acquisitions of real estate	—	—	(13,141)
Improvements to real estate	(2,315)	(2,282)	(5,031)
Insurance proceeds received for property damage	133	397	—
Net cash used in investing activities	(2,182)	(1,885)	(18,172)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(5,844)	(5,582)	(3,988)
Payments of deferred financing costs	—	—	(91)
Proceeds from issuance of common stock	—	—	5,786
Payments to redeem common stock	(2,019)	(1,697)	(1,853)
Payments of commissions on stock sales and related dealer manager fees	—	—	(536)
Payments of other offering costs	6	(7)	(338)
Reimbursements of other offering costs from affiliates	—	—	745
Distributions paid	(7,672)	(7,416)	(7,259)
Net cash used in financing activities	(15,529)	(14,702)	(7,534)
Net decrease in cash, cash equivalents and restricted cash	(3,772)	(3,579)	(12,704)
Cash, cash equivalents and restricted cash, beginning of period	24,869	28,448	41,152
Cash, cash equivalents and restricted cash, end of period	$21,097	$24,869	$28,448
Supplemental Disclosure of Cash Flow Information:
Interest paid	$9,846	$10,015	$9,610
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$5,737	$5,736	$5,591
Mortgage debt assumed in connection with real estate acquisitions at fair value	$—	$—	$52,268
Application of escrow deposits to purchase real estate	$—	$—	$1,500
Increase in redeemable common stock payable	$544	$645	$461
Increase in accrued improvements to real estate	$—	$224	$—
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on January 25, 2017 (the “Advisory Agreement”).
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of December 31, 2016, the Sub-Advisor owned 20,000 shares of common stock of the Company.
The Company invested in and manages a portfolio of high quality apartment communities located throughout the United States. The Company’s portfolio consists of “core” apartment buildings that were already well-positioned and producing rental income at acquisition. As of December 31, 2016, the Company owned 11 apartment complexes.
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
As of December 31, 2016, the Company had sold an aggregate of 21,683,960 shares of common stock in the Offerings for gross offering proceeds of $215.9 million, including an aggregate of 2,468,550 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $24.4 million. Also, as of December 31, 2016, the Company had redeemed 807,692 shares sold in the Offerings for $7.9 million.
The Company continues to offer shares of common stock under the dividend reinvestment plan.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications have not changed the results of operations of prior periods. During the year ended December 31, 2016, the Company elected to early adopt ASU No. 2016-18 (as defined below).  As a result, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.  Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows.
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
December 31, 2016

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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company will assess the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the years ended December 31, 2016, 2015 and 2014.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Insurance Proceeds for Property Damage
The Company maintains an insurance policy that provides coverage for property damage and business interruption.  Losses due to physical damage are recognized during the accounting period in which they occur while the amount of monetary assets to be received from the insurance policy is recognized when receipt of insurance recoveries is probable.  Losses, which are reduced by the related probable insurance recoveries, are recorded as operating, maintenance and management expenses on the accompanying consolidated statements of operations.  Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim has been resolved.  Anticipated recoveries for lost rental revenue due to property damage are also considered to be a gain contingency and recognized when the contingency related to the insurance claim has been resolved.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2016.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2016. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
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
December 31, 2016

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
December 31, 2016

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
On December 8, 2015, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $10.29 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2015. Pursuant to the terms of the dividend reinvestment plan, effective on the next purchase date under the plan, which occurred on January 4, 2016, the purchase price per share under the dividend reinvestment plan was $9.78, which is equal to 95% of $10.29.
On December 9, 2016, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $9.35 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2016. Pursuant to the terms of the dividend reinvestment plan, effective on the next purchase date under the plan, which occurred on January 3, 2017, the purchase price per share under the dividend reinvestment plan is $8.89, which is equal to 95% of $9.35. The Company currently expects to utilize an independent valuation firm to update the estimated value per share in December 2017. The board of directors of the Company may amend or terminate the dividend reinvestment plan for any reason upon 10 days’ notice to participants.
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

In January 2016, the Company exhausted the $1.5 million of funds available for all redemptions for 2016 and in August 2016, the Company exhausted the remaining $0.5 million of funds available for Special Redemptions for 2016. As of December 31, 2016, the Company had $1.4 million of outstanding and unfulfilled ordinary redemption requests and $0.3 million of outstanding and unfulfilled Special Redemption requests. The annual limitation was reset on January 1, 2017, and the Company had an aggregate of $2.0 million of funds available for all redemptions, subject to the limitations in the share redemption program, including the requirement that the first $1.5 million of funds is available for all redemptions and the last $0.5 million is available solely for Special Redemptions. The Company exhausted the $1.5 million of funds available for all redemptions for 2017 in January 2017 and an aggregate of $0.3 million of funds available for Special Redemptions for 2017 in January and February 2017. As such, the Company will only be able to process $0.2 million of redemption requests related to Special Redemptions for the remainder of 2017.
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
On December 8, 2015, the Company’s board of directors approved an estimated value per share of its common stock of $10.29 (unaudited) based on the estimated value of the Company’s assets less the estimated value of its liabilities, divided by the number of shares outstanding, all as of September 30, 2015. For a full description of the assumptions and methodologies used to value the Company's assets and liabilities in connection with the calculation of the December 2015 estimated value per share, see the Company's Annual Report on Form 10-K for the year ended December 31, 2015 at Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” On December 9, 2016, the Company’s board of directors approved an estimated value per share of the Company's common stock of $9.35 (unaudited) based on the estimated value of the Company’s assets less the estimated value of its liabilities, divided by the number of shares outstanding, all as of September 30, 2016. This estimated value per share became effective for the December 2016 redemption date, which was December 30, 2016. For a full description of the methodologies used to value the Company's assets and liabilities in connection with the calculation of the December 2016 estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” herein.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
The Company will classify as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares will be contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. During the year ended December 31, 2016, the Company redeemed $2.0 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 31, 2016 redemption date, except for 176,510 shares due to the limitations described above, of which 154,109 shares were redeemed in January 2017 and February 2017. The Company recorded $1.7 million of other liabilities on the Company’s consolidated balance sheets as of December 31, 2016 related to these unfulfilled redemption requests.
Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor and the Follow-on Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the now-terminated Follow-on Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s real estate properties, among other services (including, but not limited to, the disposition of investments), as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company, such as acquisition expenses and certain operating expenses. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. On March 15, 2016, the Company and the Advisor entered into an amendment to the prior advisory agreement (the “Amended Advisory Agreement”) to amend certain terms related to the disposition fee payable to the Advisor by the Company. Prior to the amendment made in the Amended Advisory Agreement, the advisory agreement provided that if the Advisor or any of its affiliates provided a substantial amount of services (as determined by the conflicts committee) in connection with the sales of single assets, the Company would pay the Advisor or its affiliates a disposition fee of 1% of the contract sales price of the asset sold. The Amended Advisory Agreement provided that the 1% disposition fee may be payable upon the sale of a single asset or the sale of all or a portion of the Company’s assets through a portfolio sale, merger or other business combination transaction, if the conflicts committee determines that the Advisor or its affiliates has provided a substantial amount of services related to such sale. This change was included in the advisory agreement between the Company and the Advisor that was renewed on January 25, 2017.
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
The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company did not incurred any disposition fees, subordinated participations in net cash flows, or subordinated incentive listing fees during the year ended December 31, 2016.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
December 31, 2016

For more information, see Note 6, “Related Party Transactions - Advisory Agreement - Asset Management Fee.”
Property Management Fees
During the year ended December 31, 2015, the Company, through indirect wholly owned subsidiaries (each, a “Property Owner”), entered into property management agreements with Legacy Partners, Inc., formerly known as Legacy Partners Residential, Inc. (“LPI”), an affiliate of the Sub-Advisor (each, a “Property Management Agreement”), pursuant to which LPI will provide, among other services, general property management services, including bookkeeping and accounting services for each of the Company’s real estate properties. Under the Property Management Agreements, each Property Owner will pay LPI: (i) a monthly fee based on the Management Fee Percentage (as described below), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPI and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPI for retail leases executed that were procured or obtained by LPI, (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel. For more information, see Note 6, “Related Party Transactions - Advisory Agreement - Property Management Agreements.”
Insurance Program
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above. The Company has renewed its participation in the program, and the program is effective through June 30, 2017.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2016. As of December 31, 2016, returns for calendar years 2011 through 2015 remain subject to examination by major tax jurisdictions.
Segments
The Company had invested in 11 apartment complexes as of December 31, 2016. Substantially all of the Company’s revenue and net (loss) is from real estate, and therefore, the Company currently operates in one reportable segment.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the years ended December 31, 2016, 2015 and 2014.
Distributions declared per common share were $0.650 for the years ended December 31, 2016, 2015 and 2014, respectively. Distributions declared per common share assumes each share was issued and outstanding each day from January 1, 2014 through December 31, 2016. For each day that was a record date for distributions during the period from January 1, 2014 through December 31, 2016, distributions were calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2014 through February 28, 2016 and March 1, 2016 through December 31, 2016 was a record date for distributions.
Square Footage, Occupancy and Other Measures
Square footage, occupancy and other measures, including annualized base rent and annualized base rent per square foot, used to describe real estate investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. As the primary source of revenue for the Company is generated through leasing arrangements, which are scoped out of this standard, the Company does not expect the adoption of ASU No. 2014-09 to have a significant impact on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of ASU No. 2014-15 did not have a significant impact on the Company's financial statements, although it could require additional disclosures in future periods if conditions or events exist that raise substantial doubt about the Company’s ability to continue as a going concern.
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
December 31, 2016

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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); (d) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact to its financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.  Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  The Company elected to early adopt ASU No. 2016-18 for the reporting period ending December 31, 2016 and was applied retrospectively. As a result of the adoption of ASU No. 2016-18, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”) to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU No. 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  If the screen is not met, ASU No. 2017-01 (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements.  ASU No. 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs.  Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs.  ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The amendments can be applied to transactions occurring before the guidance was issued (January 5, 2017) as long as the applicable financial statements have not been issued.  The Company elected to early adopt ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of the adoption of ASU No. 2017-01, the Company’s acquisitions of investment properties beginning January 1, 2017 could qualify as an asset acquisition (as opposed to a business combination).  Therefore, transaction costs associated with asset acquisitions will be capitalized, while these costs associated with business combinations will continue to be expensed as incurred.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

3.	REAL ESTATE
As of December 31, 2016, the Company owned 11 apartment complexes, containing 3,039 units and encompassing 3.1 million rentable square feet, which were 93% occupied. The following table provides summary information regarding the properties owned by the Company as of December 31, 2016 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate, Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,524	$(5,200)	$31,324
Poplar Creek	02/09/2012	Schaumburg, IL	27,321	(2,982)	24,339
The Residence at Waterstone	04/06/2012	Pikesville, MD	65,336	(7,818)	57,518
Legacy Crescent Park	05/03/2012	Greer, SC	20,740	(2,930)	17,810
Legacy at Martin’s Point	05/31/2012	Lombard, IL	37,600	(5,539)	32,061
Wesley Village	11/06/2012	Charlotte, NC	44,461	(4,969)	39,492
Watertower Apartments	01/15/2013	Eden Prairie, MN	38,776	(4,309)	34,467
Crystal Park at Waterford	05/08/2013	Frederick, MD	46,075	(5,130)	40,945
Millennium Apartment Homes	06/07/2013	Greenville, SC	33,298	(3,638)	29,660
Legacy Grand at Concord	02/18/2014	Concord, NC	27,876	(2,352)	25,524
Lofts at the Highlands	02/25/2014	St. Louis, MO	35,844	(2,724)	33,120
			$413,851	$(47,591)	$366,260
Additionally, as of December 31, 2016 and 2015, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $2.9 million and $3.2 million, respectively.  During the years ended December 31, 2016, 2015 and 2014, the Company recorded amortization expense of $0.3 million, $0.3 million and $0.2 million, respectively, related to tax abatement intangible assets.
Property Damage
During the year ended December 31, 2016, one of the Company’s apartment complexes suffered physical damage due to frozen water pipes. The Company’s insurance policies provide coverage for property damage and business interruption subject to a deductible of up to $12,500 per incident.  The Company recognized a loss due to damage of $145,000 during the year ended December 31, 2016, which was reduced by a $132,500 insurance recovery related to such damage. The net loss due to damage of $12,500 during the year ended December 31, 2016 was classified as operating, maintenance and management expenses on the accompanying consolidated statements of operations and relates to the Company’s insurance deductible.
Wesley Village Agreement
On November 6, 2012, the Company, through an indirect wholly owned subsidiary, KBS Legacy Partners Wesley LP, formerly known as KBS Legacy Partners Wesley LLC, purchased a 301-unit apartment complex on approximately 11.0 acres of land and, through a second indirect wholly owned subsidiary, KBS Legacy Partners Wesley Land LLC (and, together with KBS Legacy Partners Wesley LP, the “Owner”), purchased the adjacent 3.8-acre parcel of undeveloped land located in Charlotte, North Carolina (“Wesley Village”).
On December 29, 2016, after the completion of the initial marketing of the Company’s portfolio and individual properties by Holliday Fenoglio Fowler, L.P., a leading provider of commercial real estate and capital markets services and an unaffiliated independent third party, in connection with the Company’s implementation of its strategic alternatives, the Owner entered into an agreement for purchase and sale (the “Wesley Village Agreement”) for the sale of Wesley Village to Bluerock Real Estate, LLC (the “Purchaser”). Pursuant to the Wesley Village Agreement, the purchase price for Wesley Village was $58.0 million. The Wesley Village Agreement was subsequently terminated, reinstated and amended and the purchase price was reduced to $57.2 million and on March 9, 2017, the Company completed the sale of Wesley Village. For information relating to the termination and reinstatement of, and the amendments to, the Wesley Village Agreement, and the subsequent sale of Wesley Village, see Note 9, “Subsequent Events - Termination and Reinstatement of, and Amendments to, the Wesley Village Agreement; Disposition of Wesley Village.”

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

4.	NOTES PAYABLE
As of December 31, 2016 and 2015, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of December 31, 2016	Payment Type	Maturity Date
Legacy at Valley Ranch Mortgage Loan	$30,958	$31,554	3.9%	Principal & Interest	04/01/2019
Poplar Creek Mortgage Loan	19,414	19,785	4.0%	Principal & Interest	03/01/2019
The Residence at Waterstone Mortgage Loan	45,653	46,550	3.8%	Principal & Interest	05/01/2019
Legacy Crescent Park Mortgage Loan	13,560	13,858	3.5%	Principal & Interest	06/01/2019
Legacy at Martin’s Point Mortgage Loan	21,866	22,330	3.3%	Principal & Interest	06/01/2019
Wesley Village Mortgage Loan (1)	26,862	27,566	2.6%	Principal & Interest	12/01/2017
Watertower Mortgage Loan	23,943	24,525	2.5%	Principal & Interest	02/10/2018
Crystal Park Mortgage Loan	27,013	27,709	2.5%	Principal & Interest	06/01/2018
Millennium Mortgage Loan	20,190	20,689	2.7%	Principal & Interest	07/01/2018
Legacy Grand at Concord Mortgage Loan	22,392	22,693	4.1%	Principal & Interest	12/01/2050
Lofts at the Highlands Mortgage Loan	30,754	31,190	3.4%	Principal & Interest	08/01/2052
Total notes payable principal outstanding	$282,605	$288,449
Discount on note payable, net	(2,644)	(2,731)
Deferred financing costs, net	(815)	(1,230)
Total notes payable, net	$279,146	$284,488
____________________
(1) On March 9, 2017, in connection with the disposition of Wesley Village, the Company paid off the Wesley Village Mortgage Loan. For information relating to the disposition of Wesley Village and repayment of the related note payable secured by Wesley Village, see Note 9, “Subsequent Events - Termination and Reinstatement of, and Amendments to, the Wesley Village Agreement; Disposition of Wesley Village.”
During the years ended December 31, 2016, 2015 and 2014, the Company incurred $10.3 million, $10.5 million and $10.3 million of interest expense, respectively. Included in interest expense for the years ended December 31, 2016, 2015 and 2014 were $0.4 million, $0.4 million and $0.4 million of amortization of deferred financing costs, respectively. Included in interest expense for the years ended December 31, 2016, 2015 and 2014 were $0.1 million, $0.1 million and $0.1 million of amortization of discount on a note payable, respectively. As of December 31, 2016 and 2015, the Company recorded interest payable of $0.8 million and $0.8 million, respectively.
The following is a schedule of maturities, including principal payments, for the Company’s notes payable outstanding as of December 31, 2016 (in thousands):

2017	$32,196
2018	72,958
2019	126,682
2020	852
2021	884
Thereafter	49,033
$282,605

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
The following were the face value, carrying amount and fair value of the Company’s notes payable as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$282,605	$279,146	$279,258	$288,449	$284,488	$284,160
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
December 31, 2016

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
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above. The Company has renewed its participation in the program, and the program is effective through June 30, 2017.
During the years ended December 31, 2016, 2015 and 2014, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Pursuant to the terms of these agreements and the property management agreements discussed below, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2016, 2015 and 2014, respectively, and any related amounts payable as of December 31, 2016 and 2015 (in thousands):

	Incurred			Payable as of
	Years Ended December 31,			December 31,
	2016	2015	2014	2016	2015
Expensed
Asset management fees (1)	$399	$729	$2,598	$—	$4,752
Reimbursable operating expenses (2)	225	356	392	15	25
Acquisition fees on real properties	—	—	701	—	—
Property management fees and expenses (3)	5,811	3,523	281	142	117
Additional Paid-in Capital
Selling commissions	—	—	363	—	—
Dealer manager fees	—	—	173	—	—
Reimbursable other offering costs (4)	—	—	59	—	—
	$6,435	$4,608	$4,567	$157	$4,894
____________________
(1) See “Advisory Agreement — Asset Management Fee” below.
(2) Reimbursable operating expenses primarily consist of marketing research costs and property site visit expenses incurred by the Sub-Advisor and internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $161,000, $141,000 and $108,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement through December 31, 2016. The Company does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor and Sub-Advisor for certain of the Company’s direct property operating costs incurred from third parties that were initially paid by the Advisor and Sub-Advisor on behalf of the Company.
(3) Property management fees and expenses consist of property management fees paid to LPI, an affiliate of the Sub-Advisor, as well as reimbursable on-site personnel salary and related benefits expenses at the properties and through March 31, 2015, fees for account maintenance and bookkeeping services paid to Legacy Partners Residential L.P., an affiliate of the Sub-Advisor (“LPR”), under the now-terminated account services agreements. See “— Property Management Agreements.”
(4) See “— Other Offering Costs Related to Follow-on Offering and Dividend Reinvestment Plan.”
During the year ended December 31, 2016, the Advisor reimbursed the Company $28,000 for a property insurance rebate and the Advisor and/or the Dealer Manager reimbursed the Company for $0.1 million for legal and professional fees and travel expenses.
In connection with the Follow-on Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the years ended December 31, 2016, 2015 and 2014 the Advisor incurred $61,000, $61,000 and $87,000, respectively, for the costs of the supplemental coverage obtained by the Company.
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
December 31, 2016

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
The Advisory Agreement defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the Advisory Agreement) and then to pay asset management fees previously deferred by the Advisor in accordance with the Advisory Agreement that remain unpaid. The Company had accrued and deferred payment of $1.5 million of asset management fees for February 2013 through July 2013 under the Advisory Agreement, as the Company believed the payment of this amount to the Advisor was probable at the time it was recorded. During the year ended December 31, 2016, the Company reversed, as an increase to other income, the liabilities due to affiliates related to the $1.5 million of asset management fees for the period from February 2013 through July 2013 as the Company believed that the chance of payment of this amount to the Advisor is remote.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

In addition, the Advisory Agreement defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the Advisory Agreement defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with the Advisory Agreement. The Company had accrued and deferred payment of $3.3 million of asset management fees for August 2013 through December 2014 under the Advisory Agreement, as the Company believed the payment of this amount to the Advisor was probable at the time it was recorded. During the year ended December 31, 2016, the Company reversed, as an increase to other income, the liabilities due to affiliates related to the $3.3 million of asset management fees for the period from August 2013 through December 2014 as the Company believed that the chance of payment of this amount to the Advisor is remote.
During the year ended December 31, 2016, the Company incurred $3.0 million of asset management fees. However, the Company only recorded $0.4 million pursuant to the limitations in the Advisory Agreement as noted above. The Company did not accrue the remaining $2.6 million of these deferred asset management fees as it is uncertain whether any of these amounts will be paid in the future. During the year ended December 31, 2015, the Company incurred $2.8 million of asset management fees. However, the Company only recorded $0.7 million pursuant to the limitations in the Advisory Agreement as noted above. The Company did not accrue the remaining $2.1 million of these deferred asset management fees as it is uncertain whether any of these amounts will be paid in the future.
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
December 31, 2016

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
During the year ended December 31, 2015, the Company, through the Property Owners, entered into the Property Management Agreements, pursuant to which LPI provides, among other services, general property management services, including bookkeeping and accounting services, construction management services and budgeting and business plans for the Company’s properties, as follows:

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
Under the Property Management Agreements, each Property Owner pays LPI: (i) a monthly fee based on a percentage (as described in the table above, the “Management Fee Percentage”) of the Gross Monthly Collections (as defined in each Property Management Agreement), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPI and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPI for executed retail leases that were procured or obtained by LPI, (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel. Unless otherwise provided for in an approved operating budget, LPI is responsible for all expenses that it incurs in rendering services pursuant to each Property Management Agreement. Each Property Management Agreement had an initial term of  one year and each has continued on a month-to-month basis pursuant to its terms. Either party may terminate a Property Management Agreement provided it gives 30 days’ prior written notice of its desire to terminate such agreement. Notwithstanding the foregoing, the Property Owner may terminate each Property Management Agreement at any time without cause upon 30 days’ prior written notice to LPI. The Property Owner may also terminate the Property Management Agreement with cause immediately upon notice to LPI and the expiration of any applicable cure period. LPI may terminate each Property Management Agreement at any time without cause upon prior written notice to the Property Owner which, depending upon the terms of the particular Property Management Agreement, requires either 30, 60 or 90 days prior written notice. LPI may terminate the Property Management Agreement for cause if a Property Owner commits any material default under the Property Management Agreement and the default continues for a period of 30 days after notice from LPI to a Property Owner for a default or, in the case of Watertower Apartments, Lofts at the Highlands, Wesley Village, Legacy Grand at Concord, Millennium Apartment Homes and Legacy Crescent Park, if a monetary default continues for a period of 10 days after notice of such monetary default.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
On December 29, 2016, the Owner entered into the Wesley Village Agreement for the sale of Wesley Village to the Purchaser. For information relating to the Wesley Village Agreement, see Note 3, “Real Estate - Wesley Village Agreement.” The Wesley Village Agreement was subsequently terminated, reinstated and amended and on March 9, 2017, the Company completed the sale of Wesley Village. For information relating to the termination and reinstatement of, and the amendments to, the Wesley Village Agreement, and the subsequent sale of Wesley Village, see Note 9, “Subsequent Events - Termination and Reinstatement of, and Amendments to, the Wesley Village Agreement; Disposition of Wesley Village.”
Gary T. Kachadurian, one of the Company’s independent directors, is also a director of a real estate investment trust sponsored by the Purchaser (the “Purchaser REIT”) and is Vice Chairman of the manager of the Purchaser REIT and as such, Mr. Kachadurian (i) recused himself from all of the Company’s deliberations relating to the disposition of Wesley Village, and (ii) informed the Company and its board of directors that he recused himself from all of the Purchaser REIT’s and its manager’s deliberations relating to the acquisition of Wesley Village.

7.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,154	$11,367	$11,498	$11,282
Net income (loss)	86	(24)	5,040	19
Net income (loss) per common share, basic and diluted	—	—	0.24	0.01
Distributions declared per common share (1)	0.160	0.162	0.164	0.164

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,056	$11,184	$11,330	$11,043
Net income	205	237	263	86
Net income per common share, basic and diluted	0.01	0.01	0.01	0.01
Distributions declared per common share (1)	0.160	0.162	0.164	0.164
_____________________
(1) Distributions declared per common shares assumes each share was issued and outstanding each day during the period from January 1, 2015 through December 31, 2016. Each day during the periods from January 1, 2015 through February 28, 2016 and March 1, 2016 through December 31, 2016 was a record date for distributions. Distributions were calculated at a rate of $0.00178082 per share per day.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
Distributions Paid
On January 3, 2017, the Company paid distributions of $1.2 million, which related to distributions declared for daily record dates for each day in the period from December 1, 2016 through December 31, 2016. On February 1, 2017, the Company paid distributions of $1.2 million, which related to distributions declared for daily record dates for each day in the period from January 1, 2017 through January 31, 2017. On March 1, 2017, the Company paid distributions of $1.0 million, which related to distributions declared for daily record dates for each day in the period from February 1, 2017 through February 28, 2017.
Distributions Declared
On January 23, 2017, the Company’s board of directors declared distributions based on daily record dates for the period from March 1, 2017 through March 31, 2017, which the Company expects to pay in April 2017. On March 9, 2017, the Company’s board of directors declared a March 2017 distribution in the amount of $0.05520548 per share of common stock to stockholders of record as of the close of business on March 20, 2017, which the Company expects to pay in April 2017. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.
Termination and Reinstatement of, and Amendments to, the Wesley Village Agreement; Disposition of Wesley Village
On December 29, 2016, the Company, through the Owner, entered into the Wesley Village Agreement for the sale of Wesley Village to the Purchaser. On January 27, 2017, the Purchaser provided notice of its election to terminate the Agreement as a result of certain issues related to the survey of Wesley Village upon the expiration of its title review period. The Purchaser also demanded the return of its earnest money deposit pursuant to the Wesley Village Agreement.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

On January 30, 2017, the Owner and the Purchaser entered into a reinstatement of and first amendment to the Agreement (the “First Amendment”). Pursuant to the First Amendment, the Purchaser rescinded its demand for the return of its earnest money deposit, the purchase price of Wesley Village was reduced to $57.7 million from $58.0 million and the due diligence period was extended by 11 days to February 8, 2017.
Subsequently, on February 8, 2017, February 10, 2017, February 15, 2017 and February 17, 2017, the Owner and Purchaser entered into the second, third, fourth and fifth amendments to the Wesley Village Agreement, respectively (together, the “Wesley Village Amendments”). Pursuant to the Wesley Village Amendments, the purchase price for Wesley Village was reduced to $57.2 million from $57.7 million and the closing date was extended to March 9, 2017.
On March 9, 2017, the Company completed the sale of Wesley Village, which had a net book value of $39.9 million as of December 31, 2016, to the Purchaser for $57.2 million. In connection with the disposition of Wesley Village, the Company repaid the entire $26.7 million principal balance and all other sums due under a mortgage loan secured by Wesley Village, including a prepayment penalty of $0.3 million.
Gary T. Kachadurian, one of the Company’s independent directors, is also a director of a real estate investment trust sponsored by the Purchaser (the “Purchaser REIT”) and is Vice Chairman of the manager of the Purchaser REIT and as such, Mr. Kachadurian (i) recused himself from all of the Company’s deliberations relating to the disposition of Wesley Village, and (ii) informed the Company and the board of directors that he recused himself from all of the Purchaser REIT’s and its manager’s deliberations relating to the acquisition of Wesley Village.
Amended Dividend Reinvestment Plan
On March 9, 2017, the Company’s board of directors adopted a fourth amended and restated dividend reinvestment plan (the “Amended Dividend Reinvestment Plan”). Pursuant to the Amended Dividend Reinvestment Plan, the board of directors may designate certain distributions as ineligible for reinvestment through the plan. In addition, certain other corresponding and ministerial changes were made. There were no other changes to the Amended Dividend Reinvestment Plan. The Amended Dividend Reinvestment Plan will be effective March 20, 2017.
Renewal of Advisory Agreement
On January 25, 2017, the Company renewed its Advisory Agreement with the Advisor. The renewed Advisory Agreement is effective through January 25, 2018; however, either party may terminate the renewed Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed Advisory Agreement are identical to those of the Amended Advisory Agreement that was previously in effect.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2016
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements (1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Legacy at Valley Ranch	Irving, TX	100%	$30,958	$4,838	$31,750	$36,588	$(64)	$4,838	$31,686	$36,524	$(5,200)	1999	10/26/2010
Poplar Creek	Schaumburg, IL	100%	19,414	7,020	20,180	27,200	121	7,020	20,301	27,321	(2,982)	1986/2007	02/09/2012
The Residence at Waterstone	Pikesville, MD	100%	45,653	7,700	57,000	64,700	636	7,700	57,636	65,336	(7,818)	2002	04/06/2012
Legacy Crescent Park	Greer, SC	100%	13,560	1,710	19,090	20,800	(60)	1,710	19,030	20,740	(2,930)	2008	05/03/2012
Legacy at Martin’s Point	Lombard, IL	100%	21,866	3,500	31,950	35,450	2,150	3,500	34,100	37,600	(5,539)	1989/2009	05/31/2012
Wesley Village	Charlotte, NC	100%	26,862	5,000	39,915	44,915	(453)	5,057	39,405	44,462	(4,969)	2009	11/06/2012
Watertower Apartments	Eden Prairie, MN	100%	23,943	4,100	34,275	38,375	401	4,100	34,676	38,776	(4,309)	2004	01/15/2013
Crystal Park at Waterford	Frederick, MD	100%	27,013	5,666	39,234	44,900	1,174	5,666	40,408	46,074	(5,130)	1990	05/08/2013
Millennium Apartment Homes	Greenville, SC	100%	20,190	2,772	30,828	33,600	(302)	2,772	30,526	33,298	(3,638)	2009	06/07/2013
Legacy Grand at Concord	Concord, NC	100%	22,392	1,465	26,502	27,967	(90)	1,465	26,412	27,877	(2,352)	2010	02/18/2014
Lofts at the Highlands	St. Louis, MO	100%	30,754	3,000	32,996	35,996	(153)	3,000	32,843	35,843	(2,724)	2006	02/25/2014
		TOTAL	$282,605	$46,771	$363,720	$410,491	$3,360	$46,828	$367,023	$413,851	$(47,591)
_____________________
(1) Building and improvements include tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $438.2 million (unaudited) as of December 31, 2016.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2016

	2016	2015	2014
Real Estate:
Balance at the beginning of the year	$412,047	$410,207	$343,634
Acquisitions	—	—	63,963
Improvements	2,109	2,506	4,596
Write-off of fully depreciated and fully amortized assets	(160)	(455)	(1,301)
Loss due to property damages	(145)	(211)	(685)
Balance at the end of the year	$413,851	$412,047	$410,207
Accumulated depreciation and amortization:
Balance at the beginning of the year	$35,713	$24,344	$13,317
Depreciation and amortization expense	12,038	11,824	12,328
Write-off of fully depreciated and fully amortized assets	(160)	(455)	(1,301)
Balance at the end of the year	$47,591	$35,713	$24,344

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 10, 2017.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ W. DEAN HENRY	Chief Executive Officer (principal executive officer)	March 10, 2017
W. Dean Henry
/s/ PETER M. BREN	President and Director	March 10, 2017
Peter M. Bren
/s/ C. PRESTON BUTCHER	Chairman of the Board	March 10, 2017
C. Preston Butcher
/s/ GUY K. HAYS	Executive Vice President	March 10, 2017
Guy K. Hays
/s/ PETER MCMILLAN III	Executive Vice President	March 10, 2017
Peter McMillan III
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 10, 2017
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 10, 2017
Stacie K. Yamane
/s/ GARY T. KACHADURIAN	Director	March 10, 2017
Gary T. Kachadurian
/s/ MICHAEL L. MEYER	Director	March 10, 2017
Michael L. Meyer
/s/ RONALD E. ZUZACK	Director	March 10, 2017
Ronald E. Zuzack