Form 10-Q
period 2017-03-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2017-05-11
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
 As of May 5, 2017, there were 20,908,451 outstanding shares of common stock of the registrant.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
March 31, 2017

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Real estate held for investment:
Land	$41,771	$41,771
Buildings and improvements	327,693	327,619
Total real estate held for investment, cost	369,464	369,390
Less accumulated depreciation and amortization	(45,083)	(42,622)
Total real estate held for investment, net	324,381	326,768
Real estate held for sale, net	—	39,926
Total real estate, net	324,381	366,694
Cash and cash equivalents	42,363	15,998
Restricted cash	4,060	5,099
Due from affiliate	27	—
Prepaid expenses and other assets	3,942	4,146
Total assets	$374,773	$391,937
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$251,102	$252,326
Notes payable related to real estate held for sale, net	—	26,820
Total notes payable, net	251,102	279,146
Accounts payable and accrued liabilities	4,036	5,566
Due to affiliates	213	157
Distributions payable	1,152	1,154
Other liabilities	2,562	2,778
Total liabilities	259,065	288,801
Commitments and contingencies (Note 7)
Redeemable common stock	201	350
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,856,887 and 20,896,268 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	209	209
Additional paid-in capital	180,187	180,196
Cumulative distributions and net losses	(64,889)	(77,619)
Total stockholders’ equity	115,507	102,786
Total liabilities and stockholders’ equity	$374,773	$391,937
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$10,966	$11,154
Total revenues	10,966	11,154
Expenses:
Operating, maintenance, and management	1,385	1,626
Real estate taxes and insurance	1,812	1,640
Asset management fees to affiliate	234	194
Property management fees and expenses to affiliate	1,611	1,355
General and administrative expenses	566	625
Depreciation and amortization	3,005	3,051
Interest expense	2,782	2,591
Total expenses	11,395	11,082
Other income:
Interest and other income	26	14
Gain on sale of real estate, net	16,479	—
Total other income	16,505	14
Net income	$16,076	$86
Net income per common share, basic and diluted	$0.77	$—
Weighted-average number of common shares outstanding, basic and diluted	20,874,457	20,501,067
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2016 and the Three Months Ended March 31, 2017 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2015	20,508,397	$205	$176,476	$(69,310)	$107,371
Issuance of common stock	586,585	6	5,731	—	5,737
Redemptions of common stock	(198,714)	(2)	(2,017)	—	(2,019)
Distributions declared	—	—	—	(13,430)	(13,430)
Other offering costs	—	—	6	—	6
Net income	—	—	—	5,121	5,121
Balance, December 31, 2016	20,896,268	209	180,196	(77,619)	102,786
Issuance of common stock	153,411	2	1,363	—	1,365
Redemptions of common stock	(192,792)	(2)	(1,797)	—	(1,799)
Transfers from redeemable common stock	—	—	435	—	435
Distributions declared	—	—	—	(3,346)	(3,346)
Other offering costs	—	—	(10)	—	(10)
Net income	—	—	—	16,076	16,076
Balance, March 31, 2017	20,856,887	$209	$180,187	$(64,889)	$115,507
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$16,076	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,005	3,051
Bad debt expense	101	125
Loss due to property damages	—	150
Loss due to extinguishment of debt	267	—
Amortization of discount on notes payable	22	22
Amortization of deferred financing costs	134	103
Gain on sale of real estate, net	(16,479)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	54	(18)
Accounts payable and accrued liabilities	(1,526)	(1,221)
Due from affiliate	(27)	(105)
Due to affiliates	56	263
Other liabilities	70	52
Net cash provided by operating activities	1,753	2,508
Cash Flows from Investing Activities:
Proceeds from sale of real estate	56,200	—
Improvements to real estate	(368)	(751)
Net cash provided by (used in) investing activities	55,832	(751)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(28,200)	(1,452)
Prepayment fees related to the extinguishment of debt	(267)	—
Payments to redeem common stock	(1,799)	(1,613)
Payments of other offering costs	(10)	(12)
Distributions paid	(1,983)	(1,866)
Net cash used in financing activities	(32,259)	(4,943)
Net increase (decrease) in cash, cash equivalents and restricted cash	25,326	(3,186)
Cash, cash equivalents and restricted cash, beginning of period	21,097	24,869
Cash, cash equivalents and restricted cash, end of period	$46,423	$21,683
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,421	$2,470
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$1,365	$1,421
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of March 31, 2017, the Sub-Advisor owned 20,000 shares of common stock of the Company.
The Company invested in and manages a portfolio of high quality apartment complexes located throughout the United States. The Company’s portfolio consists of “core” apartment complexes that were already well-positioned and producing rental income at acquisition. As of March 31, 2017, the Company owned 10 apartment complexes.
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
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

As of March 31, 2017, the Company had sold an aggregate of 21,837,371 shares of common stock in the Offerings for gross offering proceeds of $217.3 million, including an aggregate of 2,621,961 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $25.8 million. Also, as of March 31, 2017, the Company had redeemed 1,000,484 shares sold in the Offerings for $9.7 million.
The Company continues to offer shares of common stock under the dividend reinvestment plan.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Segments
The Company had invested in 10 apartment complexes as of March 31, 2017. Substantially all of the Company’s revenue and net income (loss) is from real estate, and therefore, the Company currently operates in one reportable segment.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the three months ended March 31, 2017, the Company sold one apartment complex. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. During the year ended December 31, 2016, the Company elected to early adopt ASU No. 2016-18 (as defined below).  As a result, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.  Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Square Footage, Occupancy and Other Measures
Any references to square footage or occupancy are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2017 and 2016.
Distributions declared per common share were $0.160 for the three months ended March 31, 2017. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions during this period. For the period from January 1, 2017 to February 28, 2017, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the period from January 1, 2017 through February 28, 2017 was a record date for distributions. Distributions per common share for the month of March 2017 were based on a monthly record date in the amount of $0.05520548 per share of common stock to stockholders of record as of the close of business on March 20, 2017.
Distributions declared per common share were $0.160 for the three months ended March 31, 2016. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions during this period. For the three months ended March 31, 2016, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through March 31, 2016 was a record date for distributions.
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
March 31, 2017
(unaudited)

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.  Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  The Company elected to early adopt ASU No. 2016-18 for the reporting period ended December 31, 2016 and it was applied retrospectively. As a result of the adoption of ASU No. 2016-18, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

3.	REAL ESTATE
As of March 31, 2017, the Company owned 10 apartment complexes, containing 2,738 units and encompassing 2.8 million rentable square feet, which were 95% occupied. The following table provides summary information regarding the properties owned by the Company as of March 31, 2017 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate, Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,571	$(5,419)	$31,152
Poplar Creek	02/09/2012	Schaumburg, IL	27,117	(2,888)	24,229
The Residence at Waterstone	04/06/2012	Pikesville, MD	65,379	(8,263)	57,116
Legacy Crescent Park	05/03/2012	Greer, SC	20,758	(3,099)	17,659
Legacy at Martin’s Point	05/31/2012	Lombard, IL	37,619	(5,882)	31,737
Watertower Apartments	01/15/2013	Eden Prairie, MN	38,805	(4,599)	34,206
Crystal Park at Waterford	05/08/2013	Frederick, MD	46,095	(5,503)	40,592
Millennium Apartment Homes	06/07/2013	Greenville, SC	33,317	(3,900)	29,417
Legacy Grand at Concord	02/18/2014	Concord, NC	27,916	(2,563)	25,353
Lofts at the Highlands	02/25/2014	St. Louis, MO	35,887	(2,967)	32,920
			$369,464	$(45,083)	$324,381
Additionally, as of March 31, 2017 and December 31, 2016, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $2.4 million and $2.5 million, respectively.  During the three months ended March 31, 2017 and 2016, the Company recorded amortization expense of $65,000 and $65,000, respectively, related to tax abatement intangible assets.
Recent Disposition
Wesley Village
On November 6, 2012, the Company, through an indirect wholly owned subsidiary, purchased a 301-unit apartment complex on approximately 11.0 acres of land and the adjacent 3.8-acre parcel of undeveloped land located in Charlotte, North Carolina (together, “Wesley Village”) for an aggregate purchase price of $45.8 million. On March 9, 2017, the Company sold Wesley Village to Bluerock Real Estate, LLC (the “Purchaser”) for $57.2 million, resulting in a gain of $16.5 million, which gain has been reduced by disposition fees related to the sale paid to the Advisor of $0.4 million and which includes a reduction to the net book value of the property due to historical depreciation and amortization expense.
For the three months ended March 31, 2017 and 2016, Wesley Village had revenues of $0.8 million and $1.1 million, respectively and expenses of $1.1 million and $0.9 million, respectively. The results of operations from Wesley Village and related gain on sale are included in continuing operations on the Company’s consolidated statements of operations.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

4.	NOTES PAYABLE
As of March 31, 2017 and December 31, 2016, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of March 31, 2017	Payment Type	Maturity Date
Legacy at Valley Ranch Mortgage Loan	$30,800	$30,958	3.9%	Principal & Interest	04/01/2019
Poplar Creek Mortgage Loan	19,316	19,414	4.0%	Principal & Interest	03/01/2019	(1)
The Residence at Waterstone Mortgage Loan	45,416	45,653	3.8%	Principal & Interest	05/01/2019	(1)
Legacy Crescent Park Mortgage Loan	13,482	13,560	3.5%	Principal & Interest	06/01/2019	(1)
Legacy at Martin’s Point Mortgage Loan	21,744	21,866	3.3%	Principal & Interest	06/01/2019	(1)
Wesley Village Mortgage Loan (2)	—	26,862	(2)	(2)	(2)
Watertower Mortgage Loan	23,795	23,943	2.5%	Principal & Interest	02/10/2018	(1)
Crystal Park Mortgage Loan	26,833	27,013	2.5%	Principal & Interest	06/01/2018	(1)
Millennium Mortgage Loan	20,061	20,190	2.7%	Principal & Interest	07/01/2018	(1)
Legacy Grand at Concord Mortgage Loan	22,315	22,392	4.1%	Principal & Interest	12/01/2050	(1)
Lofts at the Highlands Mortgage Loan	30,643	30,754	3.4%	Principal & Interest	08/01/2052	(1)
Total notes payable principal outstanding	$254,405	$282,605
Discount on note payable, net	(2,622)	(2,644)
Deferred financing costs, net	(681)	(815)
Total notes payable, net	$251,102	$279,146
____________________
(1) The Company has the right to repay the loan subject to certain conditions and prepayment penalties.
(2) On March 9, 2017, in connection with the disposition of Wesley Village, the Company paid off the Wesley Village Mortgage Loan.
During the three months ended March 31, 2017 and 2016, the Company incurred $2.8 million and $2.6 million of interest expense, respectively. Included in interest expense for the three months ended March 31, 2017 and 2016 were $0.1 million and $0.1 million of amortization of deferred financing costs, respectively, and $0.3 million of prepayment fees during the three months ended March 31, 2017. Also included in interest expense for the three months ended March 31, 2017 and 2016 were $22,000 and $22,000 of amortization of discount on a note payable, respectively. As of March 31, 2017 and December 31, 2016, the Company recorded interest payable of $0.7 million and $0.8 million, respectively.
The following is a schedule of maturities, including principal payments, for the Company’s notes payable outstanding as of March 31, 2017 (in thousands):

April 1, 2017 through December 31, 2017	$3,996
2018	72,958
2019	126,682
2020	852
2021	884
Thereafter	49,033
$254,405

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
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
The following were the face value, carrying amount and fair value of the Company’s notes payable as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$254,405	$251,102	$255,140	$282,605	$279,146	$279,258
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
March 31, 2017
(unaudited)

6.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Follow-on Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Follow-on Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the management and disposition of the Company’s real estate properties, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company, such as certain operating costs. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
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
During the three months ended March 31, 2017 and 2016, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Pursuant to the terms of these agreements and the property management agreements discussed below, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2017 and 2016, respectively, and any related amounts payable as of March 31, 2017 and December 31, 2016 (in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2017	2016	2017	2016
Expensed
Asset management fees (1)	$234	$194	$—	$—
Reimbursable operating expenses (2)	69	66	17	15
Property management fees and expenses (3)	1,611	1,355	196	142
Disposition fees (4)	371	—	—	—
	$2,285	$1,615	$213	$157
____________________
(1) See “Advisory Agreement – Asset Management Fee” below.
(2) Reimbursable operating expenses primarily consist of marketing research costs and property site visit expenses incurred by the Sub-Advisor and internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $36,000 and $42,000 for the three months ended March 31, 2017 and 2016, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement through March 31, 2017. The Company does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor and Sub-Advisor for certain of the Company’s direct property operating costs incurred from third parties that were initially paid by the Advisor and Sub-Advisor on behalf of the Company.
(3) Property management fees and expenses are all paid to Legacy Partners, Inc. (“LPI”), an affiliate of the Sub-Advisor, and consist of (i) reimbursable on-site salary and related benefits expenses for personnel at the managed properties, and (ii) fees for account maintenance and bookkeeping services. See “— Property Management Agreements.”
(4) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
During the three months ended March 31, 2017, the Company had a $27,000 property insurance rebate due from the Advisor.
In connection with the Follow-on Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the three months ended March 31, 2017, the Advisor did not incur any costs of the supplemental coverage obtained by the Company.
On March 9, 2017, the Company sold Wesley Village to the Purchaser.  Gary T. Kachadurian, one of the Company’s independent directors, is also a director of a real estate investment trust sponsored by the Purchaser (the “Purchaser REIT”) and is Vice Chairman of the manager of the Purchaser REIT and as such, Mr. Kachadurian (i) recused himself from all of the Company’s deliberations relating to the disposition of Wesley Village, and (ii) informed the Company and its board of directors that he recused himself from all of the Purchaser REIT’s and its manager’s deliberations relating to the acquisition of Wesley Village.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

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
The Advisory Agreement defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the Advisory Agreement) and then to pay asset management fees previously deferred by the Advisor in accordance with the Advisory Agreement that remain unpaid. As of March 31, 2017, the Company had deferred payment of $1.5 million of asset management fees for the period from February 2013 through July 2013, but did not record an accrual on its books as the Company believed that the chance of payment of this amount to the Advisor is remote.
In addition, the Advisory Agreement defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the Advisory Agreement defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with the Advisory Agreement. As of March 31, 2017, the Company had deferred payment of $8.0 million of asset management fees for the period from August 2013 through December 2016, but did not record an accrual on its books as the Company believed that the chance of payment of this amount to the Advisor is remote.
During the three months ended March 31, 2017, the Company incurred $0.7 million of asset management fees. However, the Company only recorded $0.2 million pursuant to the limitations in the Advisory Agreement as noted above. The Company did not accrue the remaining $0.5 million of these asset management fees as it is uncertain whether any of this amount will be paid in the future. During the three months ended March 31, 2016, the Company incurred $0.7 million of asset management fees. However, the Company only recorded $0.2 million pursuant to the limitations in the Advisory Agreement as noted above. The Company did not accrue the remaining $0.5 million of these asset management fees as it is uncertain whether any of this amount will be paid in the future.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

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

Property Name	Effective Date	Management Fee Percentage
Watertower Apartments	04/07/2015	2.75%
Crystal Park at Waterford	04/14/2015	3.00%
The Residence at Waterstone	04/28/2015	3.00%
Lofts at the Highlands	05/05/2015	3.00%
Legacy at Martin’s Point	05/12/2015	3.00%
Poplar Creek	05/14/2015	3.00%
Wesley Village (1)	05/19/2015	3.00%
Legacy Grand at Concord	05/21/2015	3.00%
Millennium Apartment Homes (2)	05/27/2015	3.00%
Legacy Crescent Park (2)	05/29/2015	3.00%
Legacy at Valley Ranch	06/09/2015	3.00%
____________________
(1) On March 9, 2017, the Company sold Wesley Village. The Property Management Agreement for Wesley Village was terminated effective as of March 9, 2017. For more information, see Note 3, “Real Estate – Recent Disposition – Wesley Village.”
(2) Under the Property Management Agreement, the Property Owner will pay LPI the Management Fee Percentage in an amount equal to the greater of (a) 3% of the Gross Monthly Collections (as defined in the Property Management Agreement) or (b) $4,000 per month.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Under the Property Management Agreements, each Property Owner pays LPI: (i) a monthly fee based on a percentage (as described in the table above, the “Management Fee Percentage”) of the Gross Monthly Collections (as defined in each Property Management Agreement), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPI and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPI for retail leases executed that were procured or obtained by LPI, (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel and fees for account maintenance and bookkeeping services. Unless otherwise provided for in an approved operating budget, LPI is responsible for all expenses that it incurs in rendering services pursuant to each Property Management Agreement. Each Property Management Agreement had an initial term of one year and each has continued on a month-to-month basis pursuant to its terms. Either party may terminate a Property Management Agreement provided it gives 30 days’ prior written notice of its desire to terminate such agreement. Notwithstanding the foregoing, the Property Owner may terminate each Property Management Agreement at any time without cause upon 30 days’ prior written notice to LPI. The Property Owner may also terminate the Property Management Agreement with cause immediately upon notice to LPI and the expiration of any applicable cure period. LPI may terminate each Property Management Agreement at any time without cause upon prior written notice to the Property Owner which, depending upon the terms of the particular Property Management Agreement, requires either 30, 60 or 90 days prior written notice. LPI may terminate the Property Management Agreement for cause if a Property Owner commits any material default under the Property Management Agreement and the default continues for a period of 30 days after notice from LPI to a Property Owner for a default or, in the case of Watertower Apartments, Lofts at the Highlands, Legacy Grand at Concord, Millennium Apartment Homes and Legacy Crescent Park, if a monetary default continues for a period of 10 days after notice of such monetary default.

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
March 31, 2017
(unaudited)

8.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 3, 2017, the Company paid distributions of $1.2 million, which related to distributions declared for March 2017 in the amount of $0.05520548 per share of common stock to stockholders of record as of the close of business on March 20, 2017.
Special Distribution Declared and Paid
On April 5, 2017, the Company’s board of directors declared a special distribution in the amount of $1.00 per share of common stock to stockholders of record as of the close of business on April 20, 2017, for an aggregate distribution of $20.9 million (the “Special Distribution”). The board of directors designated the Special Distribution as ineligible for reinvestment through the Company’s dividend reinvestment plan. The Special Distribution was paid on May 1, 2017 and was funded from the Company’s net proceeds from the sale of Wesley Village on March 9, 2017.
Distributions Declared
On May 9, 2017, the Company’s board of directors declared a May 2017 distribution in the amount of $0.04609658 per share of common stock to stockholders of record as of the close of business on May 19, 2017, which the Company expects to pay in June 2017, and a June 2017 distribution in the amount of $0.04460959 per share of common stock to stockholders of record as of the close of business on June 20, 2017, which the Company expects to pay in July 2017. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

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

•
From time to time during our operational stage, we have used proceeds from financings to fund distributions. Our organizational documents permit us to pay distributions from any source, including offering proceeds, which may constitute a return of capital. We have not established a limit on the amount of distributions that we may fund from sources other than from cash flows from operations. In addition, if we sell any additional properties in connection with our implementation of our strategic alternatives, we will likely further adjust the ongoing distribution rate and our distribution policy subsequent to such sales in order to maintain the current distribution coverage.

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

•
During any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (both as defined in the share redemption program and together with redemptions in connection with a stockholder’s death, “Special Redemptions”), the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for Special Redemptions. In January 2017, we exhausted the $1.5 million of funds available for all redemptions for 2017. Because of the limitations on the dollar value of shares that may be redeemed under our share redemption program, we will only be able to process Special Redemptions for the remainder of 2017. As of March 31, 2017, we may redeem up to $0.2 million of shares for the remainder of 2017 in connection with Special Redemptions and had $1.4 million of outstanding and unfulfilled ordinary redemption requests.

•
Our Special Committee (defined below) has completed its analysis of potential strategic alternatives and as a result, we anticipate that we will pursue certain strategic asset sales and hold the majority of our real estate properties in an effort to create additional stockholder value, while still paying ongoing distributions. We intend to use a portion of the net proceeds from strategic asset sales, after paying off the notes payable related to such assets and after paying sale-related expenses to: (i) make renovations at certain remaining real estate properties, which we believe could increase property-level net operating income (“NOI”) and create additional stockholder value; (ii) pay special distributions to our stockholders; and (iii) potentially provide additional availability under our share redemption program. However, there is no assurance that this process will result in stockholder liquidity or provide a return to stockholders that equals or exceeds our estimated value per share, or that any additional liquidity provided under our share redemption program would be sufficient to redeem the shares of any stockholders that previously have requested that their shares be redeemed pursuant to the terms of the share redemption program and have not withdrawn such request.

All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”).
Overview
We were formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to continue to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
We invested in and manage a portfolio of high quality apartment complexes located throughout the United States. Our portfolio consists of “core” apartment complexes that were already well-positioned and producing rental income at acquisition. As of March 31, 2017, we owned 10 apartment complexes.
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
As of March 31, 2017, we had sold an aggregate of 21,837,371 shares of common stock in the Offerings for gross offering proceeds of $217.3 million, including an aggregate of 2,621,961 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $25.8 million. Also, as of March 31, 2017, we had redeemed 1,000,484 shares sold in the Offerings for $9.7 million. We have used substantially all of the net proceeds from the primary Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.
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
It is approaching eight years since the recession of 2008-2009.  Since that time, the U.S. economy has experienced modest, but sustained, real GDP and job growth. The pace of growth eased in 2016 however, as compared to 2014 and 2015. Real GDP growth in 2014 and 2015 was 2.4% and 2.6%, respectively, versus 1.6% for 2016. It is noteworthy that the easing of economic growth in 2016 occurred predominantly in the first half of the year. Following annualized real GDP growth of 0.8% and 1.4% in the first and second quarters of 2016, real GDP growth spiked in the third quarter to 3.5% and again eased to 2.1% in the fourth quarter. In terms of job growth, the United States added 3.0 and 2.7 million jobs in 2014 and 2015, respectively, versus 2.2 million jobs gained in 2016. In the first quarter of 2017, the United States added an estimated 533,000 jobs. This equates to 2.1 million jobs on an annualized basis, which is on par with the jobs gained in 2016.
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
Multifamily demand remains strong and is projected to sustain its fundamentals for the next few years. Vacancy was 4.8% and 4.6% in 2014 and 2015, respectfully, and is projected to decrease slightly through 2019 as demand continues to absorb new unit deliveries and the rate of new construction eases. Such vacancy levels compare favorably to the historical equilibrium vacancy rate of 5.6%. With more supply generally in recent years, Multifamily rent growth eased somewhat. In 2016, rent growth was 3.4%, as compared to 4.2% and 5.0% in 2014 and 2015, respectively. Rent growth is expected to remain in the 3.2% to 3.5% range in 2017, as pipeline supply is completed and absorbed. However, with persistent demand and easing supply as noted, rent growth is projected to return to the 4%-5% range in 2018 and 2019.

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

Finally, with regard to the Multifamily investment market, although interest rates increased in 2016 and are likely to increase modestly in 2017, Multifamily capitalization rates have changed very little and values have remained stable. Increasing interest rates have historically had a negative effect on Multifamily values. However, three key factors are buoying values. First, Multifamily market fundamentals, as described above, are strong and their forecast promising. Secondly, the spread between 10-year U.S. Treasuries and capitalization rates has been atypically wide in recent years and can therefore absorb modest interest rate hikes without increasing capitalization rates. Lastly, U.S. commercial real estate, including Multifamily, is a favored investment for foreign capital due to the lack of attractive risk-adjusted returns in the foreseeable future elsewhere.
Liquidity and Capital Resources
Our principal demands for funds during the short and long-term are and will be for the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. To date, we have had four primary sources of capital for meeting our cash requirements:

•	Proceeds from our now terminated primary Offerings;

•	Proceeds from our dividend reinvestment plan;

•	Proceeds from asset sales;

•	Debt financings; and

•	Cash flow generated by our real estate investments.
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
As of March 31, 2017, we had sold an aggregate of 21,837,371 shares of common stock in the Offerings for gross offering proceeds of $217.3 million, including an aggregate of 2,621,961 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $25.8 million. Also as of March 31, 2017, we had redeemed 1,000,484 shares sold in the Offerings for $9.7 million. As of March 31, 2017, we had invested substantially all of the proceeds from our now-terminated primary Offerings in real estate properties and do not anticipate making additional real estate acquisitions. We intend to use our cash on hand, cash flow generated by our real estate operations, proceeds from our dividend reinvestment plan and proceeds from the sale of real estate properties as our primary sources of immediate and long-term liquidity.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2017, we owned 10 apartment complexes. Our real estate investments generate cash flow in the form of rental revenues, which are reduced by operating expenditures, debt service payments, the payment of property management and asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and how well we manage our expenditures. Cash flows from operations from our real estate investments will be reduced to the extent that we sell additional properties. As of March 31, 2017, our real estate property investments were 95% occupied.
As of March 31, 2017, our total debt outstanding was $254.4 million. We limit our total liabilities to 75% of the cost (before deducting depreciation and other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of March 31, 2017, our borrowings and other liabilities were approximately 61% of the cost (before deducting depreciation and other non-cash reserves) of our tangible assets. As of March 31, 2017, we had a total of $201.4 million of debt obligations scheduled to mature within the next three years.
We paid distributions to our stockholders during the three months ended March 31, 2017 using a combination of cash flows from operations and proceeds from the disposition of one real estate asset, Wesley Village. We believe that our cash flows from operations, cash on hand, proceeds from our dividend reinvestment plan and proceeds from asset sales are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2017 did not exceed the charter-imposed limitation.
On January 21, 2016, our board of directors formed the Special Committee composed of all of our independent directors to explore the availability of strategic alternatives involving our company with the goal of providing liquidity options for our stockholders while preserving and maximizing overall returns on our investment portfolio.
We have completed the initial marketing of our real estate properties and received offers for both our entire portfolio and individual properties. Based on feedback received during the marketing process, we anticipate that we will pursue certain strategic asset sales and hold the majority of our real estate properties in an effort to create additional stockholder value, while still paying ongoing distributions. We believe that holding the majority of our real estate properties will allow certain debt prepayment obligations to decrease as the loans secured by those properties move closer to maturity, which should create additional stockholder value. If we sell any additional properties, we will likely further adjust the ongoing distribution rate and our distribution policy subsequent to such sales in order to maintain the current distribution coverage.
On March 9, 2017, we completed the sale of Wesley Village. As a result, our cash flows from operations has decreased and will continue to decrease to the extent we have additional dispositions. We have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We may continue to make strategic asset sales as opportunities become available in the market.
On April 5, 2017, our board of directors approved an estimated value per share of our common stock of $8.35, effective April 20, 2017. The estimated value per share is equal to the estimated value per share of our common stock of $9.35 approved by our board of directors on December 9, 2016, reduced for the impact of the special distribution of $1.00 per share paid to our stockholders of record as of the close of business on April 20, 2017, which was paid on May 1, 2017 and funded from the net proceeds from the sale of Wesley Village (the “Special Distribution”). Any future special distributions we pay from the proceeds of future dispositions will further reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2017.
Cash Flows from Operating Activities
As of March 31, 2017, we owned 10 apartment complexes. During the three months ended March 31, 2017, net cash provided by operating activities was $1.8 million. We expect our cash flows from operating activities to vary over time, but to decrease to the extent we make additional asset sales.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Investing Activities
Net cash provided by investing activities was $55.8 million for the three months ended March 31, 2017 and primarily consisted of proceeds from the sale of one apartment complex.
Cash Flows from Financing Activities
Net cash used in financing activities was $32.3 million for the three months ended March 31, 2017 and consisted primarily of the following:

•	$28.2 million of principal payments on our mortgage notes payable;

•	$2.0 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $1.4 million; and

•	$1.8 million of cash used for redemptions of common stock.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor. We paid our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor is an asset management fee.
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
The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. As of March 31, 2017, we had deferred payment of $1.5 million of asset management fees for the period from February 2013 through July 2013, but did not record an accrual on our books as we believed that the chance of payment of this amount to our advisor is remote.
In addition, the advisory agreement defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers our obligation to pay an asset management fee for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by our advisor in accordance with the advisory agreement. As of March 31, 2017, we had deferred payment of $8.0 million of asset management fees for the period from August 2013 through December 2016, but did not record an accrual on our books as we believed that the chance of payment of this amount to our advisor is remote. During the three months ended March 31, 2017, we incurred $0.7 million of asset management fees. However, we only recorded $0.2 million pursuant to the limitations in the advisory agreement as noted above. We did not accrue the remaining $0.5 million of these deferred asset management fees as it is uncertain whether any of this amount will be paid in the future.

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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2017 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$254,405	$3,996	$199,640	$1,736	$49,033
Interest payments on outstanding debt obligations (2)	53,256	6,526	11,217	3,670	31,843
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of March 31, 2017. We incurred interest expense of $2.6 million, excluding amortization of deferred financing costs and discount on notes payable of $0.2 million, for the three months ended March 31, 2017.
Results of Operations
As of March 31, 2016, we owned 11 apartment complexes. Subsequent to March 31, 2016, we sold one apartment complex. As a result, as of March 31, 2017, we owned 10 apartment complexes. The results of operations presented for the three months ended March 31, 2017 and 2016 are not directly comparable due to the disposition of one apartment complex subsequent to January 1, 2017.
Comparison of the three months ended March 31, 2017 versus the three months ended March 31, 2016
The following table provides summary information about our results of operations for the three months ended March 31, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Disposition (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2017	2016
Rental income	$10,966	$11,154	$(188)	(2)%	$(278)	$90
Operating, maintenance, and management costs	1,385	1,626	(241)	(15)%	(51)	(190)
Real estate taxes and insurance	1,812	1,640	172	10%	(18)	190
Asset management fees to affiliate	234	194	40	21%	n/a	n/a
Property management fees and expenses to affiliate	1,611	1,355	256	19%	93	163
General and administrative expenses	566	625	(59)	(9)%	n/a	n/a
Depreciation and amortization expense	3,005	3,051	(46)	(2)%	(98)	52
Interest expense	2,782	2,591	191	7%	251	(60)
Gain on sale of real estate, net	16,479	—	16,479	100%	16,479	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 related to real estate disposed of on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 related to real estate owned by us throughout both periods presented.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income decreased from $11.2 million for the three months ended March 31, 2016 to $11.0 million for the three months ended March 31, 2017, primarily due to the disposition of one apartment complex during the three months ended March 31, 2017. Overall, we expect rental income to vary in future periods depending on occupancy rates and rental rates of our real estate investments, but to decrease to the extent we dispose of additional real estate investments.
Operating, maintenance and management costs and real estate taxes and insurance decreased from $3.3 million for the three months ended March 31, 2016 to $3.2 million for the three months ended March 31, 2017 primarily due to the disposition of one apartment complex during the three months ended March 31, 2017, a decrease in reimbursable on-site office expenses and general repair and maintenance costs, and partially offset by an increase due to property tax reassessments. Overall, we expect operating, maintenance and management costs and real estate taxes and insurance to increase in future periods, as compared to historical periods as a result of inflation, but to decrease to the extent we dispose of additional real estate investments.
Asset management fees to affiliate with respect to our real estate investments remained consistent at approximately $0.2 million for the three months ended March 31, 2016 and 2017, respectively. During the three months ended March 31, 2016, we incurred $0.7 million of asset management fees, of which $0.2 million was recorded based on certain payment limitations in the advisory agreement. The remaining $0.5 million of asset management fees were deferred but not accrued as it is uncertain whether any of this amount will be paid in the future. During the three months ended March 31, 2017, we incurred $0.7 million of asset management fees, of which $0.2 million was recorded based on certain payment limitations in the advisory agreement. The remaining $0.5 million of asset management fees were deferred but not accrued as it is uncertain whether any of this amount will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Property management fees and expenses to affiliate increased from $1.4 million for the three months ended March 31, 2016 to $1.6 million for the three months ended March 31, 2017 due to bonuses paid by LPI to its employees at our properties during the three months ended March 31, 2017 related to LPI’s property-level employee retention strategy necessary as we are pursuing strategic asset sales, which bonus payments we reimbursed to LPI pursuant to the property management agreements between LPI and us. We expect our property management fees and expenses to affiliate on properties we continue to hold to increase in future periods as a result of inflation, but to decrease overall to the extent we dispose of additional real estate investments.
Interest expense increased from $2.6 million for the three months ended March 31, 2016 to $2.8 million for the three months ended March 31, 2017 primarily due to prepayment fees of $0.3 million as a result of early repayment of debt in connection with the disposition of one apartment complex during the three months ended March 31, 2017. In general, we expect our interest expense to decrease in future periods due to the repayment of debt related to the apartment complex sold and to the extent we dispose of additional real estate investments, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans.
We recognized a gain on sale of real estate of $16.5 million, net of disposition fees of $0.4 million paid to our advisor, related to the disposition of one apartment complex during the three months ended March 31, 2017. We did not sell any real estate properties during the three months ended March 31, 2016.

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

For the periods presented, MFFO adjustments consist of the exclusion of the amortization of a discount on a note payable and the exclusion of prepayment fees related to the extinguishment of debt. We have excluded these items based on the following economic considerations:

•
Amortization of a discount on a note payable.  Discounts on debt are amortized over the term of the loan as an adjustment to interest expense.  This application results in interest expense recognition that is different than the underlying contractual terms of the debt.  We have excluded the amortization of a discount in our calculation of MFFO to more appropriately reflect the economic impact of our debt as the amortization of a discount has no ongoing economic impact on our operations.  We believe excluding this item provides investors with a useful supplemental metric that directly addresses core operating performance; and

•
Prepayment fees related to the extinguishment of debt. Prepayment fees related to the extinguishment of debt are generally included in interest expense. Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2017 and 2016, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2017	2016
Net income	$16,076	$86
Depreciation of real estate assets	3,004	3,050
Amortization of lease-related costs	1	1
Gain on sale of real estate, net	(16,479)	—
FFO	2,602	3,137
Amortization of discount on note payable	22	22
Prepayment fees related to the extinguishment of debt	267	—
MFFO	$2,891	$3,159
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not be able to pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in whole or in part from cash on hand, proceeds from asset sales and/or from proceeds from our dividend reinvestment plan. Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2017 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows from Operations
			Cash	Reinvested	Total
First Quarter 2017	$3,346	$0.160	$1,983	$1,365	$3,348	$1,753
_____________________
(1) Distributions declared for the periods from January 1, 2017 through February 28, 2017 were based on daily record dates and were calculated at a rate of $0.00178082 per share per day. Distributions declared for the month of March 2017 were based on a monthly record date and equaled $0.05520548 per share of common stock. These distributions were paid to stockholders of record as of the close of business on March 20, 2017.
(2) Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(3) Other than special distributions, distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the three months ended March 31, 2017, we paid aggregate distributions of $3.3 million, including $2.0 million of distributions paid in cash and $1.3 million of distributions reinvested through our dividend reinvestment plan. FFO for the three months ended March 31, 2017 was $2.6 million and cash flows from operations was $1.8 million. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with cash flows from operations and cash on hand. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from our dividend reinvestment plan as permitted by our offering documents and loan agreements. See the reconciliation of FFO to net income above.
From inception through March 31, 2017, we paid aggregate distributions of $60.1 million, and our cumulative net loss for the same period was $3.7 million. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flows from operations and FFO (except with respect to distributions related to sales of our assets). If we sell any additional properties in connection with our implementation of our strategic alternatives, we will likely further adjust the ongoing distribution rate and our distribution policy subsequent to such sales in order to maintain the current distribution coverage. On April 5, 2017, our board of directors approved an estimated value per share of our common stock of $8.35, effective April 20, 2017. The estimated value per share is equal to the estimated value per share of our common stock of $9.35 approved by our board of directors on December 9, 2016, reduced for the impact of the Special Distribution. In addition, any future special distributions we pay from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2017.
In addition, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward - Looking Statements,” “Market Outlook — MultiFamily Real Estate and Finance Markets,” “Liquidity and Capital Resources” and “Results of Operations” herein, and the risks discussed in Part II, Item 1A “Risk Factors” herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment, our ability to refinance existing indebtedness at comparable terms, our ability to successfully dispose of some of our assets pursuant to our execution of our strategic alternatives and the level of participation in our dividend reinvestment plan. In the event our FFO and/or cash flows from operations decrease further in the future as a result of the disposition of additional real estate investments, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flows from operations.
Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. There have been no significant changes to our policies during 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On April 3, 2017, we paid distributions of $1.2 million, which related to distributions declared for March 2017 in the amount of $0.05520548 per share of common stock to stockholders of record as of the close of business on March 20, 2017.
Special Distribution Declared and Paid
On April 5, 2017, our board of directors declared the Special Distribution. The board of directors designated the Special Distribution as ineligible for reinvestment through our dividend reinvestment plan. We paid the Special Distribution, which in the aggregate totaled $20.9 million, on May 1, 2017.
Distributions Declared
On May 9, 2017, our board of directors declared a May 2017 distribution in the amount of $0.04609658 per share of common stock to stockholders of record as of the close of business on May 19, 2017, which we expect to pay in June 2017, and a June 2017 distribution in the amount of $0.04460959 per share of common stock to stockholders of record as of the close of business on June 20, 2017, which we expect to pay in July 2017. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

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
Interest rate fluctuations will generally not affect our future earnings or cash flows related to our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of March 31, 2017, the fair value estimate of our fixed rate debt was $255.1 million and the outstanding principal balance of our fixed rate debt was $254.4 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of March 31, 2017. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, to the extent we have any variable rate debt, movements in interest rates on variable rate debt would change our future earnings and cash flows, but generally not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of March 31, 2017, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt as of March 31, 2017 was 3.4%. The weighted-average interest rate represents the actual interest rate in effect as of March 31, 2017.
For a discussion of the interest rate risks related to the current capital and credit markets, see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.
We expect that in the future we may not pay distributions solely from our cash flows from operations. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). We expect that in the future we may not pay distributions solely from our cash flows from operations. We may fund distributions from the sale of assets. If we sell any additional properties, we will likely further adjust the ongoing distribution rate and our distribution policy subsequent to such sales in order to maintain the current distribution coverage. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced. In addition, to the extent distributions exceed cash flows from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations.
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
For the three months ended March 31, 2017, we paid aggregate distributions of $3.3 million, including $2.0 million of distributions paid in cash and $1.3 million of distributions reinvested through our dividend reinvestment plan. FFO for the three months ended March 31, 2017 was $2.6 million and cash flows from operations was $1.8 million. We funded our total distributions paid for the three months ended March 31, 2017 with cash flows from operations and cash on hand. For the three months ended March 31, 2017, FFO represented 79% of total distributions paid.
See Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” and “Distributions” herein and in Part II, Item VII, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.
In January 2017, we exhausted funds available for all redemptions for the remainder of 2017 and may only redeem up to $0.2 million of shares in connection with Special Redemptions for the remainder of 2017.
Because of limitations on the dollar value of shares that may be redeemed under our share redemption program as described below, in January 2017, we exhausted funds available for all redemptions for the remainder of 2017 and we will only be able to redeem up to $0.2 million of shares in connection with Special Redemptions for the remainder of 2017. As of March 31, 2017, we had $1.4 million of outstanding and unfulfilled ordinary redemption requests.

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

Because of limitations on the dollar value of shares that may be redeemed under our share redemption program, we exhausted the funds available for all redemptions for the remainder of 2017 in January 2017. We will only be able to redeem shares in connection with Special Redemptions for the remainder of 2017. As of March 31, 2017, we may redeem up to $0.2 million of shares in connection with Special Redemptions and we had $1.4 million of outstanding and unfulfilled ordinary redemption requests.
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

On December 9, 2016, our board of directors approved an estimated value per share of our common stock of $9.35 (unaudited) based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, all as of September 30, 2016. For a full description of the assumptions and methodologies used to value our assets and liabilities in connection with the calculation of the December 2016 estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017.
On April 5, 2017, our board of directors approved an estimated value per share of our common stock of $8.35, effective April 20, 2017. The estimated value per share is equal to the December 2016 estimated value per share of the our common stock of $9.35, reduced for the impact of the Special Distribution. For a full description of the methodologies and assumptions used in the determination of the April 2017 estimated value per share, see our Current Report on Form 8-K, filed with the SEC on April 11, 2017. We currently expect to utilize an independent valuation firm to update the estimated value per share in December 2017.
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
During the three months ended March 31, 2017, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of the Share Redemption Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Share Redemption Program
January 2017	182,847	$9.33	182,847	(3)
February 2017	6,738	9.35	6,738	(3)
March 2017	3,207	9.35	3,207	(3)
Total	192,792		192,792
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. In January 2017, we exhausted the $1.5 million of funds available for all redemptions in 2017. We will only be able to redeem shares in connection with Special Redemptions for the remainder of 2017. As of March 31, 2017, we may redeem up to $0.2 million of shares in connection with Special Redemptions. As of March 31, 2017, we had a total of $1.4 million outstanding and unfulfilled ordinary redemption requests, representing 145,863 shares and recorded $1.4 million of redemptions payable in other liabilities on the accompanying consolidated balance sheets.

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

4.2	Third Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed May 10, 2013

4.3	Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 10, 2017

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of January 25,
2017, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 10, 2017

10.2
Termination Notice of Agreement for Purchase and Sale, Wesley Village Apartments, by and among KBS Legacy Partners Wesley LP (formerly known as KBS Legacy Partners Wesley LLC), KBS Legacy Partners Wesley Land LLC and Bluerock Real Estate LLC, dated as of January 27, 2017, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 10, 2017

10.3
Reinstatement of and First Amendment to Agreement for Purchase and Sale, Wesley Village Apartments, by and among KBS Legacy Partners Wesley LP (formerly known as KBS Legacy Partners Wesley LLC), KBS Legacy Partners Wesley Land LLC and Bluerock Real Estate LLC, dated as of January 30, 2017, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 10, 2017

10.4
Second Amendment to Agreement for Purchase and Sale, Wesley Village Apartments, by and among KBS Legacy Partners Wesley LP (formerly known as KBS Legacy Partners Wesley LLC), KBS Legacy Partners Wesley Land LLC and Bluerock Real Estate LLC, dated as of February 8, 2017, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 10, 2017

10.5
Third Amendment to Agreement for Purchase and Sale, Wesley Village Apartments, by and among KBS Legacy Partners Wesley LP (formerly known as KBS Legacy Partners Wesley LLC), KBS Legacy Partners Wesley Land LLC and Bluerock Real Estate LLC, dated as of February 10, 2017, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 10, 2017

10.6
Fourth Amendment to Agreement for Purchase and Sale, Wesley Village Apartments, by and among KBS Legacy Partners Wesley LP (formerly known as KBS Legacy Partners Wesley LLC), KBS Legacy Partners Wesley Land LLC and Bluerock Real Estate LLC, dated as of February 15, 2017, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 10, 2017

10.7
Fifth Amendment to Agreement for Purchase and Sale, Wesley Village Apartments, by and among KBS Legacy Partners Wesley LP (formerly known as KBS Legacy Partners Wesley LLC), KBS Legacy Partners Wesley Land LLC and Bluerock Real Estate LLC, dated as of February 17, 2017, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 10, 2017

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	May 10, 2017	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	May 10, 2017	By:	/s/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)