Form 10-Q
period 2017-06-30
KBS Legacy Partners Apartment REIT, Inc.
filed 2017-08-10
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
 As of August 4, 2017, there were 21,028,095 outstanding shares of common stock of the registrant.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
June 30, 2017

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Real estate held for investment:
Land	$41,771	$41,771
Buildings and improvements	326,700	327,619
Total real estate held for investment, cost	368,471	369,390
Less accumulated depreciation and amortization	(46,984)	(42,622)
Total real estate held for investment, net	321,487	326,768
Real estate held for sale, net	—	39,926
Total real estate, net	321,487	366,694
Cash and cash equivalents	21,213	15,998
Restricted cash	5,090	5,099
Prepaid expenses and other assets	4,013	4,146
Total assets	$351,803	$391,937
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$249,901	$252,326
Notes payable related to real estate held for sale, net	—	26,820
Total notes payable, net	249,901	279,146
Accounts payable and accrued liabilities	4,680	5,566
Due to affiliates	148	157
Distributions payable	934	1,154
Other liabilities	2,640	2,778
Total liabilities	258,303	288,801
Commitments and contingencies (Note 7)
Redeemable common stock	545	350
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,937,850 and 20,896,268 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	209	209
Additional paid-in capital	180,391	180,196
Cumulative distributions and net losses	(87,645)	(77,619)
Total stockholders’ equity	92,955	102,786
Total liabilities and stockholders’ equity	$351,803	$391,937
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$10,381	$11,367	$21,347	$22,521
Total revenues	10,381	11,367	21,347	22,521
Expenses:
Operating, maintenance, and management	1,523	1,559	2,907	3,185
Real estate taxes and insurance	1,823	1,811	3,635	3,451
Asset management fees to affiliate	—	44	234	238
Property management fees and expenses to affiliate	1,378	1,498	2,990	2,853
General and administrative expenses	551	849	1,108	1,474
Depreciation and amortization	2,758	3,065	5,763	6,116
Interest expense	2,346	2,579	5,128	5,170
Total expenses	10,379	11,405	21,765	22,487
Other income:
Interest and other income	49	14	75	28
Gain on sale of real estate, net	—	—	16,470	—
Total other income	49	14	16,545	28
Net income (loss)	$51	$(24)	$16,127	$62
Net income per common share, basic and diluted	$—	$—	$0.77	$—
Weighted-average number of common shares outstanding, basic and diluted	20,920,275	20,585,367	20,897,493	20,543,217
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2016 and the Six Months Ended June 30, 2017 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2015	20,508,397	$205	$176,476	$(69,310)	$107,371
Issuance of common stock	586,585	6	5,731	—	5,737
Redemptions of common stock	(198,714)	(2)	(2,017)	—	(2,019)
Distributions declared	—	—	—	(13,430)	(13,430)
Other offering costs	—	—	6	—	6
Net income	—	—	—	5,121	5,121
Balance, December 31, 2016	20,896,268	209	180,196	(77,619)	102,786
Issuance of common stock	253,129	2	2,204	—	2,206
Redemptions of common stock	(211,547)	(2)	(1,953)	—	(1,955)
Transfers to redeemable common stock	—	—	(46)	—	(46)
Distributions declared	—	—	—	(26,153)	(26,153)
Other offering costs	—	—	(10)	—	(10)
Net income	—	—	—	16,127	16,127
Balance, June 30, 2017	20,937,850	$209	$180,391	$(87,645)	$92,955
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$16,127	$62
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,763	6,116
Bad debt expense	217	213
Loss due to property damages	764	145
Loss due to extinguishment of debt	267	—
Amortization of discount on notes payable	44	44
Amortization of deferred financing costs	226	207
Gain on sale of real estate, net	(16,470)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(176)	630
Accounts payable and accrued liabilities	(1,016)	(750)
Due to affiliates	(9)	404
Other liabilities	11	31
Net cash provided by operating activities	5,748	7,102
Cash Flows from Investing Activities:
Proceeds from sale of real estate	56,191	—
Improvements to real estate	(819)	(1,180)
Insurance proceeds received for property damage	—	133
Net cash provided by (used in) investing activities	55,372	(1,047)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(29,515)	(2,898)
Prepayment fees related to the extinguishment of debt	(267)	—
Payments to redeem common stock	(1,955)	(1,769)
Payments of other offering costs	(10)	(11)
Distributions paid	(24,167)	(3,776)
Net cash used in financing activities	(55,914)	(8,454)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,206	(2,399)
Cash, cash equivalents and restricted cash, beginning of period	21,097	24,869
Cash, cash equivalents and restricted cash, end of period	$26,303	$22,470
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,674	$4,947
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$2,206	$2,876
Increase in redeemable common stock payable	$—	$205
Increase in accrued improvements to real estate	$130	$—
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of June 30, 2017, the Sub-Advisor owned 20,000 shares of common stock of the Company.
The Company invested in and manages a portfolio of high quality apartment complexes located throughout the United States. The Company’s portfolio consists of “core” apartment complexes that were already well-positioned and producing rental income at acquisition. As of June 30, 2017, the Company owned 10 apartment complexes.
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
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

As of June 30, 2017, the Company had sold an aggregate of 21,937,089 shares of common stock in the Offerings for gross offering proceeds of $218.1 million, including an aggregate of 2,721,679 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $26.6 million. Also, as of June 30, 2017, the Company had redeemed 1,019,239 shares sold in the Offerings for $9.9 million.
The Company terminated the dividend reinvestment plan effective as of August 20, 2017.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Segments
The Company owned 10 apartment complexes as of June 30, 2017. Substantially all of the Company’s revenue and net income (loss) is from real estate, and therefore, the Company currently operates in one reportable segment.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the six months ended June 30, 2017, the Company sold one apartment complex. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. Additionally, during the year ended December 31, 2016, the Company elected to early adopt ASU No. 2016-18 (as defined below).  As a result, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.  Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Square Footage, Occupancy and Other Measures
Any references to square footage or occupancy are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the six months ended June 30, 2017 and 2016.
Distributions declared per share of common stock were $1.091 and $1.251 for the three and six months ended June 30, 2017. Distributions declared per share of common stock assumes each share was issued and outstanding each day that was a record date for distributions during this period. These distributions declared consisted of the following:

•
The Company’s board of directors declared distributions per common share based on daily record dates for each day during the period from January 1, 2017 to February 28, 2017. Each day during the period was a record date for distributions and distributions were calculated at a rate of $0.00178082 per share per day.

•
On March 9, 2017, the Company’s board of directors declared a March 2017 distribution in the amount of $0.05520548 per share of common stock to stockholders of record as of the close of business on March 20, 2017.

•
On April 5, 2017, the Company’s board of directors declared a special distribution in the amount of $1.00 per share of common stock to stockholders of record as of the close of business on April 20, 2017.

•
On May 9, 2017, the Company’s board of directors declared May 2017 and June 2017 distributions in the amounts of $0.04609658 and $0.04460959, respectively, per share of common stock to stockholders of record as of the close of business on May 19, 2017 and June 20, 2017, respectively.

Distributions declared per share of common stock were $0.162 and $0.322 for the three and six months ended June 30, 2016, respectively. Distributions declared per share of common stock assumes each share was issued and outstanding each day that was a record date for distributions during these periods. For the three and six months ended June 30, 2016, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through June 30, 2016 was a record date for distributions.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”).  ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The primary source of revenue for the Company is generated through leasing arrangements, which are excluded from this standard. The Company’s revenues that may be impacted by this standard primarily include other operating income, sales of real estate and other ancillary income earned at its properties. In 2016, other operating income and other ancillary income were approximately 3% of consolidated revenue. The Company is in process of evaluating how this standard will impact sales of real estate. The Company continues to evaluate the impact that the standard will have on its consolidated financial statements. The Company expects to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the adoption.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The amendments in ASU No. 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU No. 2016-01 primarily affects accounting for equity investments and financial liabilities where the fair value option has been elected.  ASU No. 2016-01 also requires entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the balance sheet or in the accompanying notes to the financial statements.  ASU No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early application of certain provisions of the standard is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU No. 2016-01 to have a significant impact on its financial statements.
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
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); (d) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.
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

3.	REAL ESTATE
As of June 30, 2017, the Company owned 10 apartment complexes, containing 2,738 units and encompassing 2.8 million rentable square feet, which were 95% occupied. The following table provides summary information regarding the properties owned by the Company as of June 30, 2017 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate, Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,609	$(5,622)	$30,987
Poplar Creek	02/09/2012	Schaumburg, IL	27,194	(3,010)	24,184
The Residence at Waterstone	04/06/2012	Pikesville, MD	65,387	(8,571)	56,816
Legacy Crescent Park	05/03/2012	Greer, SC	19,717	(2,967)	16,750
Legacy at Martin’s Point	05/31/2012	Lombard, IL	37,332	(5,896)	31,436
Watertower Apartments	01/15/2013	Eden Prairie, MN	38,870	(4,890)	33,980
Crystal Park at Waterford	05/08/2013	Frederick, MD	46,126	(5,877)	40,249
Millennium Apartment Homes	06/07/2013	Greenville, SC	33,367	(4,165)	29,202
Legacy Grand at Concord	02/18/2014	Concord, NC	27,949	(2,775)	25,174
Lofts at the Highlands	02/25/2014	St. Louis, MO	35,920	(3,211)	32,709
			$368,471	$(46,984)	$321,487

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Additionally, as of June 30, 2017 and December 31, 2016, the Company had recorded unamortized tax abatement intangible assets, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $2.4 million and $2.5 million, respectively.  During the three and six months ended June 30, 2017, the Company recorded amortization expense of $41,000 and $106,000, respectively, related to tax abatement intangible assets. During the three and six months ended June 30, 2016, the Company recorded amortization expense of $65,000 and $130,000, respectively, related to tax abatement intangible assets.
Recent Disposition
Wesley Village
On November 6, 2012, the Company, through an indirect wholly owned subsidiary, purchased a 301-unit apartment complex on approximately 11.0 acres of land and the adjacent 3.8-acre parcel of undeveloped land located in Charlotte, North Carolina (together, “Wesley Village”) for an aggregate purchase price of $45.8 million. On March 9, 2017, the Company sold Wesley Village to Bluerock Real Estate, LLC (the “Purchaser”) for $57.2 million, resulting in a gain of $16.5 million, which gain was reduced by disposition fees related to the sale paid to the Advisor of $0.4 million and which includes a reduction to the net book value of the property due to historical depreciation and amortization expense.
For the three months ended June 30, 2016, Wesley Village had revenues and expenses of $1.1 million and $0.9 million, respectively. For the six months ended June 30, 2017 and 2016, Wesley Village had revenues of $0.8 million and $2.2 million, respectively and expenses of $1.1 million and $1.7 million, respectively. The results of operations from Wesley Village and related gain on sale are included in continuing operations on the Company’s consolidated statements of operations.

4.	NOTES PAYABLE
As of June 30, 2017 and December 31, 2016, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of June 30, 2017	Payment Type	Maturity Date
Legacy at Valley Ranch Mortgage Loan	$30,647	$30,958	3.9%	Principal & Interest	04/01/2019
Poplar Creek Mortgage Loan	19,220	19,414	4.0%	Principal & Interest	03/01/2019	(1)
The Residence at Waterstone Mortgage Loan	45,187	45,653	3.8%	Principal & Interest	05/01/2019	(1)
Legacy Crescent Park Mortgage Loan	13,406	13,560	3.5%	Principal & Interest	06/01/2019	(1)
Legacy at Martin’s Point Mortgage Loan	21,625	21,866	3.3%	Principal & Interest	06/01/2019	(1)
Wesley Village Mortgage Loan (2)	—	26,862	(2)	(2)	(2)
Watertower Mortgage Loan	23,647	23,943	2.5%	Principal & Interest	02/10/2018	(1)
Crystal Park Mortgage Loan	26,656	27,013	2.5%	Principal & Interest	06/01/2018	(1)
Millennium Mortgage Loan	19,934	20,190	2.7%	Principal & Interest	07/01/2018	(1)
Legacy Grand at Concord Mortgage Loan	22,237	22,392	4.1%	Principal & Interest	12/01/2050	(1)
Lofts at the Highlands Mortgage Loan	30,531	30,754	3.4%	Principal & Interest	08/01/2052	(1)
Total notes payable principal outstanding	$253,090	$282,605
Discount on note payable, net	(2,600)	(2,644)
Deferred financing costs, net	(589)	(815)
Total notes payable, net	$249,901	$279,146
____________________
(1) The Company has the right to repay the loan subject to certain conditions and prepayment penalties.
(2) On March 9, 2017, in connection with the disposition of Wesley Village, the Company paid off the Wesley Village Mortgage Loan.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

During the three and six months ended June 30, 2017, the Company incurred $2.3 million and $5.1 million of interest expense, respectively. During the three and six months ended June 30, 2016, the Company incurred $2.6 million and $5.2 million of interest expense, respectively. Included in interest expense for the three and six months ended June 30, 2017 were $0.1 million and $0.2 million of amortization of deferred financing costs, respectively, and $0.3 million of prepayment fees during the six months ended June 30, 2017. Included in interest expense for the three and six months ended June 30, 2016 were $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Also included in interest expense for the three and six months ended June 30, 2017 were $22,000 and $44,000 of amortization of discount on a note payable, respectively, and $22,000 and $44,000 of amortization of discount on a note payable for the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company recorded interest payable of $0.7 million and $0.8 million, respectively.
The following is a schedule of maturities, including principal payments, for the Company’s notes payable outstanding as of June 30, 2017 (in thousands):

July 1, 2017 through December 31, 2017	$2,681
2018	72,958
2019	126,682
2020	852
2021	884
Thereafter	49,033
$253,090

5.	FAIR VALUE DISCLOSURES
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
June 30, 2017
(unaudited)

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
The following were the face value, carrying amount and fair value of the Company’s notes payable as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$253,090	$249,901	$254,486	$282,605	$279,146	$279,258
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
The Company has entered into the Advisory Agreement with the Advisor and the Follow-on Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Follow-on Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the management and disposition of the Company’s real estate properties, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, which the Company terminated effective as of August 20, 2017, and certain costs incurred by the Advisor in providing services to the Company, such as certain operating costs. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I is implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
During the three and six months ended June 30, 2017 and 2016, no other business transactions occurred between the Company and KBS REIT I, KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
Pursuant to the terms of these agreements and the property management agreements discussed below, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2017 and 2016, respectively, and any related amounts payable as of June 30, 2017 and December 31, 2016 (in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Expensed
Asset management fees (1)	$—	$44	$234	$238	$—	$—
Reimbursable operating expenses (2)	55	54	124	120	12	15
Property management fees and expenses (3)	1,378	1,498	2,990	2,853	136	142
Disposition fees (4)	—	—	371	—	—	—
	$1,433	$1,596	$3,719	$3,211	$148	$157
____________________
(1) See “Advisory Agreement – Asset Management Fee” below.
(2) Reimbursable operating expenses primarily consist of marketing research costs and property site visit expenses incurred by the Sub-Advisor and internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $36,000 and $33,000 for the three months ended June 30, 2017 and 2016, respectively, and $72,000 and $75,000 for the six months ended June 30, 2017 and 2016, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement through June 30, 2017. The Company does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor and Sub-Advisor for certain of the Company’s direct property operating costs incurred from third parties that were initially paid by the Advisor and Sub-Advisor on behalf of the Company.
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
During the six months ended June 30, 2017, the Advisor reimbursed the Company for a $27,000 property insurance rebate.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

In connection with the Follow-on Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the six months ended June 30, 2017, the Advisor incurred $61,000 for the costs of the supplemental coverage obtained by the Company.
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
The Advisory Agreement defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the Advisory Agreement) and then to pay asset management fees previously deferred by the Advisor in accordance with the Advisory Agreement that remain unpaid. As of June 30, 2017, the Company had deferred payment of $1.5 million of asset management fees for the period from February 2013 through July 2013, but did not record an accrual on its books as the Company believed that the chance of payment of this amount to the Advisor is remote.
In addition, the Advisory Agreement defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the Advisory Agreement defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with the Advisory Agreement. As of June 30, 2017, the Company had deferred payment of $8.0 million of asset management fees for the period from August 2013 through December 2016, but did not record an accrual on its books as the Company believed that the chance of payment of this amount to the Advisor is remote.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

During the six months ended June 30, 2017, the Company incurred $1.4 million of asset management fees. However, the Company only recorded $0.2 million pursuant to the limitations in the Advisory Agreement as noted above. The Company did not accrue the remaining $1.2 million of these asset management fees as it is uncertain whether any of this amount will be paid in the future. During the six months ended June 30, 2016, the Company incurred $1.4 million of asset management fees. However, the Company only recorded $0.2 million pursuant to the limitations in the Advisory Agreement as noted above. The Company did not accrue the remaining $1.2 million of these asset management fees as it is uncertain whether any of this amount will be paid in the future.
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
June 30, 2017
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
June 30, 2017
(unaudited)

8.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On July 5, 2017, the Company paid distributions of $0.9 million, which related to distributions declared for June 2017 in the amount of $0.04460959 per share of common stock to stockholders of record as of the close of business on June 20, 2017. On August 1, 2017, the Company paid distributions of $1.0 million, which related to distributions declared for July 2017 in the amount of $0.04609658 per share of common stock to stockholders of record as of the close of business on July 19, 2017.
Distributions Authorized
On August 9, 2017, the Company’s board of directors authorized an August 2017 distribution in the amount of $0.04609658 per share of common stock to stockholders of record as of the close of business on August 18, 2017, which the Company expects to pay in cash in September 2017, and a September 2017 distribution in the amount of $0.04460959 per share of common stock to stockholders of record as of the close of business on September 20, 2017, which the Company expects to pay in cash in October 2017.
Termination of Dividend Reinvestment Plan
The Company terminated the dividend reinvestment plan effective as of August 20, 2017.

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

•
From time to time during our operational stage, we have used proceeds from financings to fund distributions. Our organizational documents permit us to pay distributions from any source, including offering proceeds, which may constitute a return of capital. We have not established a limit on the amount of distributions that we may fund from sources other than from cash flows from operations. In addition, if we sell any additional properties, we will likely further adjust the distribution rate and our distribution policy subsequent to such sales.

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

•
During any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (both as defined in the share redemption program and together with redemptions in connection with a stockholder’s death, “Special Redemptions”), the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for Special Redemptions. In January 2017, we exhausted the $1.5 million of funds available for all redemptions for 2017. Because of the limitations on the dollar value of shares that may be redeemed under our share redemption program, we will only be able to process Special Redemptions for the remainder of 2017. As of June 30, 2017, we may redeem up to $45,000 of shares for the remainder of 2017 in connection with Special Redemptions and had $3.0 million of outstanding and unfulfilled ordinary redemption requests.

•
Our Special Committee (defined below) has completed its analysis of potential strategic alternatives and as a result, we anticipate that we will continue to pursue asset sales and will likely further adjust the distribution rate and our distribution policy subsequent to such sales. We may use a portion of the net proceeds from additional asset sales, after paying off the notes payable related to such assets and after paying sale-related expenses to: (i) make renovations at certain remaining real estate properties, which we believe could increase property-level net operating income (“NOI”) and create additional stockholder value; (ii) pay special distributions to our stockholders; and/or (iii) potentially provide additional availability under our share redemption program. However, there is no assurance that this process will result in stockholder liquidity or provide a return to stockholders that equals or exceeds our estimated value per share, or that any additional liquidity provided under our share redemption program would be sufficient to redeem the shares of any stockholders that previously have requested that their shares be redeemed pursuant to the terms of the share redemption program and have not withdrawn such request.

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
We invested in and manage a portfolio of high quality apartment complexes located throughout the United States. Our portfolio consists of “core” apartment complexes that were already well-positioned and producing rental income at acquisition. As of June 30, 2017, we owned 10 apartment complexes.
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

We retained KBS Capital Markets Group to serve as the dealer manager for the Follow-on Offering pursuant to a dealer manager agreement dated March 8, 2013 (the “Follow-on Dealer Manager Agreement” and together with the Initial Dealer Manager Agreement, the “Dealer Manager Agreements”). On March 12, 2013, we ceased offering shares pursuant to the Initial Offering and on March 13, 2013, we commenced offering shares to the public pursuant to the Follow-on Offering. We ceased offering shares of common stock in the primary Follow-on Offering on March 31, 2014 and completed subscription processing procedures on April 30, 2014. We terminated our dividend reinvestment plan effective as of August 20, 2017.
Through its completion on March 12, 2013, we sold 18,088,084 shares of common stock in the Initial Offering for gross offering proceeds of $179.2 million, including 368,872 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $3.5 million. We sold 1,496,198 shares of common stock in our primary Follow-on Offering for gross offering proceeds of $15.9 million.
As of June 30, 2017, we had sold an aggregate of 21,937,089 shares of common stock in the Offerings for gross offering proceeds of $218.1 million, including an aggregate of 2,721,679 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $26.6 million. We terminated our dividend reinvestment plan effective as of August 20, 2017. Also, as of June 30, 2017, we had redeemed 1,019,239 shares sold in the Offerings for $9.9 million. We have used substantially all of the net proceeds from the primary Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.
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
It is approaching eight years since the recession of 2008-2009.  Since that time, the U.S. economy has experienced modest, but sustained, real GDP and job growth. The pace of growth eased in 2016 however, as compared to 2014 and 2015. Real GDP growth in 2014 and 2015 was 2.4% and 2.6%, respectively, versus 1.6% for 2016. It is noteworthy that the easing of economic growth in 2016 occurred predominantly in the first half of the year. Following annualized real GDP growth of 0.8% and 1.4% in the first and second quarters of 2016, real GDP growth spiked in the third quarter to 3.5% and again eased to 2.1% in the fourth quarter. In the first quarter of 2017, annualized real GDP growth was 1.4%. In terms of job growth, the United States added 3.0 and 2.7 million jobs in 2014 and 2015, respectively, versus 2.2 million jobs gained in 2016. In the first half of 2017, the United States added an estimated 1.1 million jobs, which is on par with the jobs gained in 2016.
U.S. construction of new multifamily units was at historical lows following the recession, as demand was anemic stemming from the loss of approximately 8.6 million jobs. A historical high of prime-age renters (20-34 year olds) were living with their parents waiting for the job market to recover at the time. In anticipation of the economic recovery and a release of this pent-up demand, multifamily developers began increasing the number of new construction units, rebounding from 98,000 in 2009 to over 350,000 units in 2015. In 2016, Multifamily starts remained in the 350,000 units range, outpacing demand, albeit only slighly, for the first time since the recession.
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
Demand remains strong and is projected to sustain Multifamily fundamentals for the next few years. Vacancy was 4.8% and 4.6% in 2014 and 2015, respectfully, and remained at 4.6% in 2016. Vacancy was 4.5% at the end of the first quarter of 2017 and is projected to continue to decrease slightly through 2019, as demand continues to absorb new unit deliveries and the rate of new construction eases. Such vacancy levels compare favorably to the historical equilibrium vacancy rate of 5.6%. With more supply generally in recent years, Multifamily rent growth eased somewhat in 2016. Rent growth was 3.4% for the year, as compared to 4.2% and 5.0% in 2014 and 2015, respectively. Rent growth is expected to ease slightly to 3.3% in 2017; however, with persistent demand and easing supply as noted, rent growth is projected to return to the low 4% range in 2019.

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

Finally, with regard to the Multifamily investment market, although interest rates increased in 2016 and again in the first half of 2017, Multifamily capitalization rates have changed very little and values have remained stable. Increasing interest rates have historically had a negative effect on Multifamily values. However, three key factors are buoying values. First, Multifamily market fundamentals, as described above, are strong and their forecast promising. Secondly, the spread between 10-year U.S. Treasuries and capitalization rates has been atypically wide in recent years and can therefore absorb modest interest rate hikes without increasing capitalization rates. Lastly, U.S. commercial real estate, including Multifamily, is a favored investment for foreign capital due to the lack of attractive risk-adjusted returns in the foreseeable future elsewhere.
Liquidity and Capital Resources
Our principal demands for funds during the short and long-term are and will be for the payment of operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; and payments of distributions to stockholders. To date, we have had the following sources of capital for meeting our cash requirements:

•	Proceeds from our now terminated primary Offerings;

•	Proceeds from our dividend reinvestment plan;

•	Proceeds from asset sales;

•	Debt financings; and

•	Cash flow generated by our real estate investments.
As of June 30, 2017, we had sold an aggregate of 21,937,089 shares of common stock in the Offerings for gross offering proceeds of $218.1 million, including an aggregate of 2,721,679 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $26.6 million. We terminated our dividend reinvestment plan effective as of August 20, 2017. Also as of June 30, 2017, we had redeemed 1,019,239 shares sold in the Offerings for $9.9 million. As of June 30, 2017, we had invested substantially all of the proceeds from our now-terminated primary Offerings in real estate properties. We intend to use our cash on hand, cash flow generated by our real estate operations and proceeds from the sale of real estate properties as our primary sources of immediate and long-term liquidity.
As of June 30, 2017, we owned 10 apartment complexes. Our real estate investments generate cash flow in the form of rental revenues, which are reduced by operating expenditures, debt service payments, the payment of property management and asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and how well we manage our expenditures. Cash flows from operations from our real estate investments will be reduced to the extent that we sell additional properties. As of June 30, 2017, our real estate property investments were 95% occupied.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2017, our total debt outstanding was $253.1 million. We limit our total liabilities to 75% of the cost (before deducting depreciation and other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of June 30, 2017, our borrowings and other liabilities were approximately 64% of the cost (before deducting depreciation and other non-cash reserves) of our tangible assets. As of June 30, 2017, we had a total of $200.3 million of debt obligations scheduled to mature within the next three years.
We paid distributions to our stockholders during the six months ended June 30, 2017 using a combination of cash flows from operations and proceeds from the disposition of one real estate asset, Wesley Village. We believe that our cash flows from operations, cash on hand and proceeds from asset sales are sufficient to meet our liquidity needs for the foreseeable future.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended June 30, 2017 did not exceed the charter-imposed limitation.
On January 21, 2016, our board of directors formed the Special Committee composed of all of our independent directors to explore the availability of strategic alternatives involving our company with the goal of providing liquidity options for our stockholders while preserving and maximizing overall returns on our investment portfolio.
We have completed the initial marketing of our real estate properties and received offers for both our entire portfolio and individual properties. Based on feedback received during the marketing process, we anticipate that we will continue to pursue asset sales in an effort to create additional stockholder value, and will likely further adjust the distribution rate and our distribution policy subsequent to such sales.
On March 9, 2017, we completed the sale of Wesley Village. As a result, our cash flows from operations has decreased and will continue to decrease to the extent we have additional dispositions. We have adjusted our distribution policy with respect to the amount of monthly distribution payments to take into account our disposition activity and current real estate investments. We will likely continue to make asset sales as opportunities become available in the market.
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
Cash Flows from Operating Activities
As of June 30, 2017, we owned 10 apartment complexes. During the six months ended June 30, 2017, net cash provided by operating activities was $5.7 million. We expect our cash flows from operating activities to vary over time, but to decrease to the extent we make additional asset sales.
Cash Flows from Investing Activities
Net cash provided by investing activities was $55.4 million for the six months ended June 30, 2017 and primarily consisted of the following:

•	$56.2 million of proceeds from the sale of one apartment complex; and

•	$0.8 million used for improvements to real estate.
Cash Flows from Financing Activities
Net cash used in financing activities was $55.9 million for the six months ended June 30, 2017 and consisted primarily of the following:

•	$29.5 million of principal payments on our mortgage notes payable;

•	$24.2 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $2.2 million; and

•	$2.0 million of cash used for redemptions of common stock.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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
The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. As of June 30, 2017, we had deferred payment of $1.5 million of asset management fees for the period from February 2013 through July 2013, but did not record an accrual on our books as we believed that the chance of payment of this amount to our advisor is remote.
In addition, the advisory agreement defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers our obligation to pay an asset management fee for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by our advisor in accordance with the advisory agreement. As of June 30, 2017, we had deferred payment of $8.0 million of asset management fees for the period from August 2013 through December 2016, but did not record an accrual on our books as we believed that the chance of payment of this amount to our advisor is remote. During the six months ended June 30, 2017, we incurred $1.4 million of asset management fees. However, we only recorded $0.2 million pursuant to the limitations in the advisory agreement as noted above. We did not accrue the remaining $1.2 million of these deferred asset management fees as it is uncertain whether any of this amount will be paid in the future.
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

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2017 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$253,090	$2,681	$199,640	$1,736	$49,033
Interest payments on outstanding debt obligations (2)	51,064	4,334	11,217	3,670	31,843
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of June 30, 2017. We incurred interest expense of $4.8 million, excluding amortization of deferred financing costs and discount on notes payable of $0.3 million, for the six months ended June 30, 2017.
Results of Operations
As of June 30, 2016, we owned 11 apartment complexes. Subsequent to June 30, 2016, we sold one apartment complex. As a result, as of June 30, 2017, we owned 10 apartment complexes. The results of operations presented for the three and six months ended June 30, 2017 and 2016 are not directly comparable due to the disposition of one apartment complex subsequent to January 1, 2017.
Comparison of the three months ended June 30, 2017 versus the three months ended June 30, 2016
The following table provides summary information about our results of operations for the three months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Disposition (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2017	2016
Rental income	$10,381	$11,367	$(986)	(9)%	$(1,135)	$149
Operating, maintenance, and management costs	1,523	1,559	(36)	(2)%	(135)	99
Real estate taxes and insurance	1,823	1,811	12	1%	(76)	88
Asset management fees to affiliate	—	44	(44)	(100)%	n/a	n/a
Property management fees and expenses to affiliate	1,378	1,498	(120)	(8)%	(137)	17
General and administrative expenses	551	849	(298)	(35)%	n/a	n/a
Depreciation and amortization expense	2,758	3,065	(307)	(10)%	(331)	24
Interest expense	2,346	2,579	(233)	(9)%	(189)	(44)
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 related to real estate disposed of on or after April 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 related to real estate owned by us throughout both periods presented.
Rental income decreased from $11.4 million for the three months ended June 30, 2016 to $10.4 million for the three months ended June 30, 2017, primarily due to the disposition of one apartment complex on March 9, 2017. We expect rental income on properties we continue to hold to vary in future periods depending on occupancy rates and rental rates of our real estate investments, but to decrease overall as a result of anticipated dispositions of real estate investments.
Operating, maintenance and management costs and real estate taxes and insurance decreased from $3.4 million for the three months ended June 30, 2016 to $3.3 million for the three months ended June 30, 2017 primarily due to the disposition of one apartment complex on March 9, 2017, partially offset by an increase due to repair and maintenance costs and property tax reassessments. We expect operating, maintenance and management costs and real estate taxes and insurance on properties we continue to hold to increase in future periods, as compared to historical periods as a result of inflation, but to decrease overall as a result of anticipated dispositions of real estate investments.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees to affiliate with respect to our real estate investments was $44,000 for the three months ended June 30, 2016. During the three months ended June 30, 2016, we incurred $0.7 million of asset management fees, of which $44,000 was recorded based on certain payment limitations in the advisory agreement. The remaining $0.6 million of asset management fees were deferred but not accrued as it is uncertain whether any of this amount will be paid in the future. During the three months ended June 30, 2017, we incurred $0.7 million of asset management fees, none of which was recorded based on certain payment limitations in the advisory agreement. The entire $0.7 million of asset management fees were deferred but not accrued as it is uncertain whether any of this amount will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Property management fees and expenses to affiliate decreased from $1.5 million for the three months ended June 30, 2016 to $1.4 million for the three months ended June 30, 2017 primarily due to the disposition of one apartment complex on March 9, 2017. We expect our property management fees and expenses to affiliate on properties we continue to hold to increase in future periods as a result of inflation, but to decrease overall as a result of anticipated dispositions of real estate investments.
General and administrative expenses decreased from $0.8 million for the three months ended June 30, 2016 to $0.6 million for the three months ended June 30, 2017. This decrease was primarily due to legal fees and other professional fees incurred related to the Special Committee’s engagement of Stanger to act as our financial advisor during the three months ended June 30, 2016. We did not incur such legal fees and other professional fees during the three months ended June 30, 2017. See “—Liquidity and Capital Resources” for our discussion on the engagement of Stanger.
Depreciation and amortization expense decreased from $3.1 million for the three months ended June 30, 2016 to $2.8 million for the three months ended June 30, 2017 primarily due to the disposition of one apartment complex on March 9, 2017. Overall, we expect depreciation and amortization expense to decrease in future periods as a result of anticipated dispositions of real estate investments.
Interest expense decreased from $2.6 million for the three months ended June 30, 2016 to $2.3 million for the three months ended June 30, 2017 primarily due to the disposition of one apartment complex on March 9, 2017. In general, we expect our interest expense to decrease in future periods as a result of anticipated dispositions of real estate investments, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans.
Comparison of the six months ended June 30, 2017 versus the six months ended June 30, 2016
The following table provides summary information about our results of operations for the six months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Disposition (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2017	2016
Rental income	$21,347	$22,521	$(1,174)	(5)%	$(1,413)	$239
Operating, maintenance, and management costs	2,907	3,185	(278)	(9)%	(186)	(92)
Real estate taxes and insurance	3,635	3,451	184	5%	(94)	278
Asset management fees to affiliate	234	238	(4)	(2)%	n/a	n/a
Property management fees and expenses to affiliate	2,990	2,853	137	5%	(44)	181
General and administrative expenses	1,108	1,474	(366)	(25)%	n/a	n/a
Depreciation and amortization expense	5,763	6,116	(353)	(6)%	(429)	76
Interest expense	5,128	5,170	(42)	(1)%	62	(104)
Gain on sale of real estate, net	16,470	—	16,470	100%	16,470	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 related to real estate disposed of on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 related to real estate owned by us throughout both periods presented.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rental income decreased from $22.5 million for the six months ended June 30, 2016 to $21.3 million for the six months ended June 30, 2017, primarily due to the disposition of one apartment complex during the six months ended June 30, 2017. We expect rental income on properties we continue to hold to vary in future periods depending on occupancy rates and rental rates of our real estate investments, but to decrease overall as a result of anticipated dispositions of real estate investments.
Operating, maintenance and management costs and real estate taxes and insurance decreased from $6.6 million for the six months ended June 30, 2016 to $6.5 million for the six months ended June 30, 2017 primarily due to the disposition of one apartment complex during the six months ended June 30, 2017 and a decrease in reimbursable on-site office expenses, partially offset by an increase due to property tax reassessments. We expect operating, maintenance and management costs and real estate taxes and insurance on properties we continue to hold to increase in future periods, as compared to historical periods as a result of inflation, but to decrease overall as a result of anticipated dispositions of real estate investments.
Asset management fees to affiliate with respect to our real estate investments remained consistent at approximately $0.2 million for the six months ended June 30, 2016 and 2017, respectively. We incurred $1.4 million of asset management fees, of which $0.2 million was recorded based on certain payment limitations in the advisory agreement during the six months ended June 30, 2016 and 2017, respectively. The remaining $1.2 million of asset management fees incurred during the six months ended June 30, 2016 and 2017, respectively, were deferred but not accrued as it is uncertain whether any of this amount will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Property management fees and expenses to affiliate increased from $2.9 million for the six months ended June 30, 2016 to $3.0 million for the six months ended June 30, 2017 due to bonuses paid by LPI to its employees at our properties during the first quarter of 2017 related to LPI’s property-level employee retention strategy necessary as we are pursuing additional asset sales, which bonus payments we reimbursed to LPI pursuant to the property management agreements between LPI and us. We expect our property management fees and expenses to affiliate on properties we continue to hold to increase in future periods as a result of inflation, but to decrease overall as a result of anticipated dispositions of real estate investments.
General and administrative expenses decreased from $1.5 million for the six months ended June 30, 2016 to $1.1 million for the six months ended June 30, 2017. This decrease was primarily due to legal fees and other professional fees incurred related to the Special Committee’s engagement of Stanger to act as our financial advisor during the six months ended June 30, 2016. We did not incur such legal fees and other professional fees during the six months ended June 30, 2017. See “—Liquidity and Capital Resources” for our discussion on the engagement of Stanger.
Depreciation and amortization expense decreased from $6.1 million for the six months ended June 30, 2016 to $5.8 million for the six months ended June 30, 2017 primarily due to the disposition of one apartment complex during the six months ended June 30, 2017. Overall, we expect depreciation and amortization expense to decrease in future periods as a result of anticipated dispositions of real estate investments.
Interest expense decreased from $5.2 million for the six months ended June 30, 2016 to $5.1 million for the six months ended June 30, 2017. The decrease in interest expense is primarily due to an overall decrease in our total debt outstanding due to a loan repayment in connection with the disposition of one apartment complex during the six months ended June 30, 2017, partially offset by prepayment fees as a result of the early repayment of debt. In general, we expect our interest expense to decrease in future periods as a result of anticipated dispositions of real estate investments, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans.
We recognized a gain on sale of real estate of $16.5 million, net of disposition fees of $0.4 million paid to our advisor, related to the disposition of one apartment complex during the six months ended June 30, 2017. We did not sell any real estate properties during the six months ended June 30, 2016.

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
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operations as defined by GAAP, are meaningful supplemental performance measures. During periods of significant disposition activity, FFO and MFFO are much more limited as measures of future performance.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2017 and 2016, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$51	$(24)	$16,127	$62
Depreciation of real estate assets	2,757	3,064	5,761	6,114
Amortization of lease-related costs	1	1	2	2
Gain on sale of real estate, net	—	—	(16,470)	—
FFO	2,809	3,041	5,420	6,178
Amortization of discount on note payable	22	22	44	44
Prepayment fees related to the extinguishment of debt	—	—	267	—
MFFO	$2,831	$3,063	$5,731	$6,222
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
From time to time during our operational stage, we may not be able to pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in whole or in part from cash on hand, proceeds from asset sales and/or from proceeds from our dividend reinvestment plan. We terminated our dividend reinvestment plan effective as of August 20, 2017. Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2017 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distribution Declared Per Share (1) (2)	Distributions Paid (3)			Cash Flows from Operations
			Cash	Reinvested	Total
First Quarter 2017	$3,346	$0.160	$1,983	$1,365	$3,348	$1,753
Second Quarter 2017	22,807	1.091	22,184	841	23,025	3,995
	$26,153	$1.251	$24,167	$2,206	$26,373	$5,748
_____________________
(1) “Distributions declared” and “Distributions Declared Per Share” consist of the following:

•
Our board of directors declared distributions per common share based on daily record dates for each day during the period from January 1, 2017 through February 28, 2017. Each day during the period was a record date for distributions and distributions were calculated at a rate of $0.00178082 per share per day. These distributions totaled approximately $2.2 million.

•
On March 9, 2017, our board of directors declared a March 2017 distribution in the amount of $0.05520548 per share of common stock to stockholders of record as of the close of business on March 20, 2017. This distribution totaled approximately $1.2 million.

•
On April 5, 2017, our board of directors declared a special distribution in the amount of $1.00 per share of common stock to stockholders of record as of the close of business on April 20, 2017. This special distribution totaled approximately $20.9 million.

•
On May 9, 2017, our board of directors declared May 2017 and June 2017 distributions in the amounts of $0.04609658 and $0.04460959, respectively, per share of common stock to stockholders of record as of the close of business on May 19, 2017 and June 20, 2017, respectively. These distributions totaled approximately $1.0 million and $0.9 million, respectively.

(2) Assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(3) Other than special distributions, distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2017, we paid aggregate distributions of $26.4 million, including $24.2 million of distributions paid in cash and $2.2 million of distributions reinvested through our dividend reinvestment plan. FFO for the six months ended June 30, 2017 was $5.4 million and cash flows from operations was $5.7 million. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $20.9 million from the proceeds from the sale of real estate and $5.5 million of cash flows from operations and cash on hand. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from our dividend reinvestment plan as permitted by our offering documents and loan agreements. We terminated our dividend reinvestment plan effective as of August 20, 2017. See the reconciliation of FFO to net income above.
From inception through June 30, 2017, we paid aggregate distributions of $83.1 million, and our cumulative net loss for the same period was $3.6 million. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
If we sell any additional properties, we will likely further adjust the distribution rate and our distribution policy subsequent to such sales. On April 5, 2017, our board of directors approved an estimated value per share of our common stock of $8.35, effective April 20, 2017. The estimated value per share is equal to the estimated value per share of our common stock of $9.35 approved by our board of directors on December 9, 2016, reduced for the impact of the Special Distribution. In addition, any future special distributions we pay from the proceeds of future dispositions will reduce our estimated value per share and this reduction will be reflected in our updated estimated value per share, which we expect to update no later than December 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward - Looking Statements,” “Market Outlook — MultiFamily Real Estate and Finance Markets,” “Liquidity and Capital Resources” and “Results of Operations” herein, and the risks discussed in Part II, Item 1A “Risk Factors” herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. Those factors include: the future operating performance of our investments in the existing real estate and financial environment, our ability to refinance existing indebtedness at comparable terms and our ability to successfully dispose of some of our assets pursuant to our execution of our strategic alternatives. In the event our FFO and/or cash flows from operations decrease further in the future as a result of the disposition of additional real estate investments, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flows from operations.
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
Distributions Paid
On July 5, 2017, we paid distributions of $0.9 million, which related to distributions declared for June 2017 in the amount of $0.04460959 per share of common stock to stockholders of record as of the close of business on June 20, 2017. On August 1, 2017, we paid distributions of $1.0 million, which related to distributions declared for July 2017 in the amount of $0.04609658 per share of common stock to stockholders of record as of the close of business on July 19, 2017.
Distributions Authorized
On August 9, 2017, our board of directors authorized an August 2017 distribution in the amount of $0.04609658 per share of common stock to stockholders of record as of the close of business on August 18, 2017, which we expect to pay in cash in September 2017, and a September 2017 distribution in the amount of $0.04460959 per share of common stock to stockholders of record as of the close of business on September 20, 2017, which we expect to pay in cash in October 2017.
Termination of Dividend Reinvestment Plan
As a result of prior and anticipated future property dispositions and our analysis of strategic alternatives, we terminated our dividend reinvestment plan effective as of August 20, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity to fund the renovation and refinancing of our real estate investment portfolio and to fund our operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. If we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
Interest rate fluctuations will generally not affect our future earnings or cash flows related to our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of June 30, 2017, the fair value estimate of our fixed rate debt was $254.5 million and the outstanding principal balance of our fixed rate debt was $253.1 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of June 30, 2017. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, to the extent we have any variable rate debt, movements in interest rates on variable rate debt would change our future earnings and cash flows, but generally not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of June 30, 2017, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt as of June 30, 2017 was 3.4%. The weighted-average interest rate represents the actual interest rate in effect as of June 30, 2017.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our organizational documents permit us to pay distributions from any source, including offering proceeds or borrowings (both of which may constitute a return of capital). We expect that in the future we may not pay distributions solely from our cash flows from operations. We have funded distributions from the sale of assets. If we sell any additional properties, we will likely further adjust the distribution rate and our distribution policy subsequent to such sales. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced. In addition, to the extent distributions exceed cash flows from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flows from operations.
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
For the six months ended June 30, 2017, we paid aggregate distributions of $26.4 million, including $24.2 million of distributions paid in cash and $2.2 million of distributions reinvested through our dividend reinvestment plan. We terminated our dividend reinvestment plan effective as of August 20, 2017. FFO for the six months ended June 30, 2017 was $5.4 million and cash flows from operations was $5.7 million. We funded our total distributions paid for the six months ended June 30, 2017 with $20.9 million from the proceeds from the sale of real estate and $5.5 million of cash flows from operations and cash on hand. For the six months ended June 30, 2017, FFO represented 20% of total distributions paid.
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
In January 2017, we exhausted funds available for all redemptions for the remainder of 2017 and may only redeem up to $45,000 of shares in connection with Special Redemptions for the remainder of 2017.
Because of limitations on the dollar value of shares that may be redeemed under our share redemption program as described below, in January 2017, we exhausted funds available for all redemptions for the remainder of 2017 and we will only be able to redeem up to $45,000 of shares in connection with Special Redemptions for the remainder of 2017. As of June 30, 2017, we had $3.0 million of outstanding and unfulfilled ordinary redemption requests.

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

Because of limitations on the dollar value of shares that may be redeemed under our share redemption program, we exhausted the funds available for all redemptions for the remainder of 2017 in January 2017. We will only be able to redeem shares in connection with Special Redemptions for the remainder of 2017. As of June 30, 2017, we may redeem up to $45,000 of shares in connection with Special Redemptions and we had $3.0 million of outstanding and unfulfilled ordinary redemption requests.
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
During the six months ended June 30, 2017, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, which we terminated effective as of August 20, 2017, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of the Share Redemption Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Share Redemption Program
January 2017	182,847	$9.33	182,847	(3)
February 2017	6,738	9.35	6,738	(3)
March 2017	3,207	9.35	3,207	(3)
April 2017	200	8.35	200	(3)
May 2017	8,198	8.35	8,198	(3)
June 2017	10,357	8.35	10,357	(3)
Total	211,547		211,547
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. In January 2017, we exhausted the $1.5 million of funds available for all redemptions in 2017. We will only be able to redeem shares in connection with Special Redemptions for the remainder of 2017. As of June 30, 2017, we may redeem up to $45,000 of shares in connection with Special Redemptions. As of June 30, 2017, we had a total of $3.0 million outstanding and unfulfilled ordinary redemption requests, representing 360,041 shares. We recorded $1.5 million of redemptions payable in other liabilities on the accompanying consolidated balance sheets.

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

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K, filed November 17, 2016

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	August 10, 2017	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	August 10, 2017	By:	/s/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)