Form 10-Q
period 2017-09-30
KBS Legacy Partners Apartment REIT, Inc.
filed 2017-11-14
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
 As of November 9, 2017, there were 21,026,756 outstanding shares of common stock of the registrant.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
September 30, 2017

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Real estate held for investment:
Land	$21,205	$21,205
Buildings and improvements	162,858	162,574
Total real estate held for investment, cost	184,063	183,779
Less accumulated depreciation and amortization	(24,182)	(20,873)
Total real estate held for investment, net	159,881	162,906
Real estate held for sale, net	109,448	203,354
Total real estate, net	269,329	366,260
Cash and cash equivalents	47,547	15,998
Restricted cash	4,151	5,099
Assets related to real estate held for sale	17	477
Prepaid expenses and other assets	4,278	4,103
Total assets	$325,322	$391,937
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$129,526	$131,366
Notes payable related to real estate held for sale, net	82,397	147,780
Total notes payable, net	211,923	279,146
Accounts payable and accrued liabilities	4,729	5,566
Due to affiliates	260	157
Distributions payable	938	1,154
Other liabilities	2,465	2,778
Total liabilities	220,315	288,801
Commitments and contingencies (Note 7)
Redeemable common stock	482	350
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 21,026,756 and 20,896,268 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	210	209
Additional paid-in capital	181,138	180,196
Cumulative distributions and net losses	(76,823)	(77,619)
Total stockholders’ equity	104,525	102,786
Total liabilities and stockholders’ equity	$325,322	$391,937
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$10,111	$11,498	$31,458	$34,019
Total revenues	10,111	11,498	31,458	34,019
Expenses:
Operating, maintenance, and management	1,528	1,671	4,435	4,854
Real estate taxes and insurance	1,712	1,797	5,347	5,248
Asset management fees to affiliate	—	104	234	343
Property management fees and expenses to affiliate	1,432	1,506	4,422	4,359
General and administrative expenses	1,082	473	2,190	1,947
Depreciation and amortization	2,621	3,084	8,384	9,201
Interest expense	2,320	2,588	7,180	7,758
Total expenses	10,695	11,223	32,192	33,710
Other income:
Interest and other income	31	4,765	106	4,793
Gain on sale of real estate	14,653	—	31,123	—
Loss from extinguishment of debt	(403)	—	(671)	—
Total other income	14,281	4,765	30,558	4,793
Net income	$13,697	$5,040	$29,824	$5,102
Net income per common share, basic and diluted	$0.65	$0.24	$1.42	$0.25
Weighted-average number of common shares outstanding, basic and diluted	21,010,781	20,718,265	20,935,670	20,601,992
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2016 and the Nine Months Ended September 30, 2017 (unaudited)
(dollars in thousands)

			Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amounts
Balance, December 31, 2015	20,508,397	$205	$176,476	$(69,310)	$107,371
Issuance of common stock	586,585	6	5,731	—	5,737
Redemptions of common stock	(198,714)	(2)	(2,017)	—	(2,019)
Distributions declared	—	—	—	(13,430)	(13,430)
Other offering costs	—	—	6	—	6
Net income	—	—	—	5,121	5,121
Balance, December 31, 2016	20,896,268	209	180,196	(77,619)	102,786
Issuance of common stock	347,390	3	2,950	—	2,953
Redemptions of common stock	(216,902)	(2)	(1,998)	—	(2,000)
Distributions declared	—	—	—	(29,028)	(29,028)
Other offering costs	—	—	(10)	—	(10)
Net income	—	—	—	29,824	29,824
Balance, September 30, 2017	21,026,756	$210	$181,138	$(76,823)	$104,525
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$29,824	$5,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,384	9,201
Bad debt expense	334	371
Loss due to property damages	767	145
Loss due to extinguishment of debt	671	—
Amortization of discount on notes payable	66	65
Amortization of deferred financing costs	316	311
Gain on sale of real estate, net	(31,123)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,382)	(709)
Accounts payable and accrued liabilities	(844)	159
Due to affiliates	103	(4,615)
Other liabilities	(181)	89
Net cash provided by operating activities	6,935	10,119
Cash Flows from Investing Activities:
Proceeds from sale of real estate	121,305	—
Improvements to real estate	(1,804)	(1,749)
Insurance proceeds received for property damage	742	133
Net cash provided by (used in) investing activities	120,243	(1,616)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(67,668)	(4,355)
Prepayment fees related to the extinguishment of debt	(608)	—
Payments to redeem common stock	(2,000)	(2,019)
Payments of other offering costs	(10)	7
Distributions paid	(26,291)	(5,715)
Net cash used in financing activities	(96,577)	(12,082)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,601	(3,579)
Cash, cash equivalents and restricted cash, beginning of period	21,097	24,869
Cash, cash equivalents and restricted cash, end of period	$51,698	$21,290
Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,957	$7,413
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$2,953	$4,324
Increase in redeemable common stock payable	$132	$483
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share. As of September 30, 2017, the Sub-Advisor owned 20,000 shares of common stock of the Company.
The Company invested in and manages a portfolio of high quality apartment complexes located throughout the United States. The Company’s portfolio consists of “core” apartment complexes that were already well-positioned and producing rental income at acquisition. As of September 30, 2017, the Company owned eight apartment complexes, all of which were under contract to sell. The sale of four of such properties (the “Core-Portfolio Properties”) is subject to stockholder approval of the Plan of Liquidation (defined below) and as such, the Core-Portfolio Properties are held for investment. As of September 30, 2017, the Company’s remaining four properties were held for sale and subsequent to September 30, 2017, the Company completed the sale of three of these properties. See Note 8, “Subsequent Events — Dispositions Subsequent to September 30, 2017.”
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
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

In the Initial Offering, the Company sold 18,088,084 shares of common stock for gross offering proceeds of $179.2 million, including 368,872 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $3.5 million. The Company ceased offering shares in the primary Follow-on Offering on March 31, 2014 and completed subscription processing procedures on April 30, 2014. In the Follow-on Offering, the Company sold 3,943,266 shares of common stock for gross offering proceeds of $39.7 million, including 2,447,068 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $23.9 million.
The Company sold an aggregate of 22,031,350 shares of common stock in the Offerings for gross offering proceeds of $218.9 million, including an aggregate of 2,815,940 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $27.4 million. The Company terminated the dividend reinvestment plan effective as of August 20, 2017. Also, as of September 30, 2017, the Company had redeemed 1,024,594 shares sold in the Offerings for $9.9 million.
Plan of Liquidation
On August 14, 2017, in connection with a review of potential strategic alternatives available to the Company, the board of directors unanimously approved the sale of all of the Company’s properties and the dissolution of the Company pursuant to the terms of a plan of complete liquidation and dissolution of the Company (the “Plan of Liquidation”), pending stockholder approval. The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling the Company’s properties, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. Pursuant to the Company’s charter, the affirmative vote of a majority of all of the shares of common stock entitled to vote on the Plan of Liquidation is required for approval of the Plan of Liquidation. The Company can provide no assurance that the Plan of Liquidation will be approved by the Company’s stockholders.
If the Plan of Liquidation is approved by the Company’s stockholders, the Company expects to pay liquidating distributions to its stockholders during the liquidation process and to pay the final liquidating distribution after the Company sells all of its remaining properties, pays all of its known liabilities and provides for unknown liabilities. The Company expects to complete these activities within 12 months after stockholder approval of the Plan of Liquidation. However, there can be no assurances regarding the amounts of any liquidating distributions or the timing thereof.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
September 30, 2017
(unaudited)

Use of Estimates
The preparation of the unaudited consolidated financial statements and condensed notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and condensed notes. Actual results could materially differ from those estimates.
Segments
As of September 30, 2017, the Company owned eight apartment complexes, all of which were under contract to sell. The sale of the Core-Portfolio Properties is subject to stockholder approval of the Plan of Liquidation and as such, the Core-Portfolio Properties are held for investment. As of September 30, 2017, the Company’s remaining four properties were held for sale. Substantially all of the Company’s revenue and net income (loss) is from real estate, and therefore, the Company currently operates in one reportable segment.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. During the nine months ended September 30, 2017, the Company sold three apartment complexes. Additionally, as of September 30, 2017, the Company had classified four apartment complexes as held for sale. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented. Additionally, during the year ended December 31, 2016, the Company elected to early adopt ASU No. 2016-18 (as defined below).  As a result, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.  Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows. In addition, during the nine months ended September 30, 2017, the Company reclassed the prepayment fee incurred related to the repayment of the mortgage loan secured by a real estate property sold in March 2017, previously recorded as interest expense during the three months ended March 31, 2017, to loss from extinguishment of debt.
Square Footage, Occupancy and Other Measures
Any references to square footage or occupancy are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the nine months ended September 30, 2017 and 2016.
Distributions declared per share of common stock were $0.137 and $1.388 for the three and nine months ended September 30, 2017. Distributions declared per share of common stock were based on daily record dates for each day during the period commencing January 1, 2017 through February 28, 2017. Distributions declared per share of common stock assumes each share was issued and outstanding each day during this period. For each day that was a record date for distributions during this period, distributions were calculated at a rate of $0.00178082 per share per day. For the month of March 2017 and for the period from May 2017 through September 2017, the Company’s board of directors declared monthly distributions based on a monthly record date. Additionally, the Company’s board of directors declared a special distribution in the amount $1.00 per share of common stock to stockholders of record as of the close of business on April 20, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Distributions declared per share of common stock were $0.164 and $0.486 for the three and nine months ended September 30, 2016, respectively. Distributions declared per share of common stock assumes each share was issued and outstanding each day that was a record date for distributions during these periods. For the three and nine months ended September 30, 2016, distributions were based on daily record dates and calculated at a rate of $0.00178082 per share per day. Each day during the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through September 30, 2016 was a record date for distributions.
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
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement); and (d) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.  Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  The Company elected to early adopt ASU No. 2016-18 for the reporting period ended December 31, 2016 and applied it retrospectively. As a result of the adoption of ASU No. 2016-18, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.

3.	REAL ESTATE
Real Estate Held for Investment
As of September 30, 2017, the Company’s portfolio of real estate held for investment consisted of the four Core-Portfolio Properties (further described in the table below), all of which were under contract to sell. The sale of the Core-Portfolio Properties is subject to stockholder approval of the Plan of Liquidation and as such, the Core-Portfolio Properties are held for investment. These properties contained 1,273 units and encompassing 1.4 million rentable square feet, and were 93% occupied. The following table provides summary information regarding the properties that were held for investment by the Company as of September 30, 2017 (dollars in thousands):

Property Name	Date Acquired	Location	Total Real Estate, Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Legacy at Valley Ranch	10/26/2010	Irving, TX	$36,636	$(5,813)	$30,823
The Residence at Waterstone	04/06/2012	Pikesville, MD	65,213	(8,658)	56,555
Crystal Park at Waterford	05/08/2013	Frederick, MD	46,224	(6,253)	39,971
Lofts at the Highlands	02/25/2014	St. Louis, MO	35,990	(3,458)	32,532
			$184,063	$(24,182)	$159,881

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Additionally, as of September 30, 2017 and December 31, 2016, the Company had recorded unamortized tax abatement intangible assets relating to its real estate held for investment, which are included in prepaid expenses and other assets in the accompanying balance sheets, of $2.3 million and $2.5 million, respectively.  During the three and nine months ended September 30, 2017, the Company recorded amortization expense of $41,000 and $0.1 million, respectively, related to tax abatement intangible assets. During the three and nine months ended September 30, 2016, the Company recorded amortization expense of $65,000 and $0.2 million, respectively, related to tax abatement intangible assets.
Real Estate Held for Sale
In accordance with ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU No. 2014-08”), results of operations from properties that are classified as held for sale in the ordinary course of business would generally be included in continuing operations on the Company’s consolidated statements of operations.
During the nine months ended September 30, 2017, the Company disposed of three apartment complexes. Additionally, as of September 30, 2017, the Company had classified Poplar Creek, Legacy at Martin’s Point, Millennium Apartment Homes and Legacy Grand at Concord as held for sale and subsequent to September 30, 2017, the Company completed the sale of three of these properties. See Note 8, “Subsequent Events — Dispositions Subsequent to September 30, 2017.” The results of operations for the properties sold during the nine months ended September 30, 2017 and the properties held for sale as of September 30, 2017 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenues and expenses related to these seven properties, which were included in continuing operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental income	$4,968	$6,271	$15,903	$18,583
Total revenues	4,968	6,271	15,903	18,583
Expenses
Operating, maintenance, and management	714	875	2,220	2,564
Real estate taxes and insurance	896	918	2,918	2,911
Asset management fees to affiliate	—	174	138	174
Property management fees to affiliate	767	843	2,390	2,415
General and administrative expenses	55	—	99	7
Depreciation and amortization	1,279	1,755	4,361	5,237
Interest expense	1,048	1,293	3,645	3,876
Total expenses	$4,759	$5,858	$15,771	$17,184

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

The following summary presents the major components of assets and liabilities related to the Company’s four real estate properties held for sale as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Assets related to real estate held for sale
Total real estate, at cost	$125,737	$230,072
Accumulated depreciation and amortization	(16,289)	(26,718)
Real estate held for sale, net	109,448	203,354
Other assets	17	477
Total assets related to real estate held for sale	$109,465	$203,831
Liabilities related to real estate held for sale
Notes payable, net	82,397	147,780
Total liabilities related to real estate held for sale	$82,397	$147,780

4.	NOTES PAYABLE
As of September 30, 2017 and December 31, 2016, the Company’s notes payable, including notes payable related to real estate held for sale, consisted of the following (dollars in thousands):

	Book Value as of September 30, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of September 30, 2017	Payment Type	Maturity Date
Legacy at Valley Ranch Mortgage Loan	$30,493	$30,958	3.9%	Principal & Interest	04/01/2019
Poplar Creek Mortgage Loan	19,125	19,414	4.0%	Principal & Interest	03/01/2019	(1)
The Residence at Waterstone Mortgage Loan	44,955	45,653	3.8%	Principal & Interest	05/01/2019	(1)
Legacy Crescent Park Mortgage Loan (2)	—	13,560	(2)	(2)	(2)
Legacy at Martin’s Point Mortgage Loan	21,506	21,866	3.3%	Principal & Interest	06/01/2019	(1)
Wesley Village Mortgage Loan (3)	—	26,862	(3)	(3)	(3)
Watertower Mortgage Loan (4)	—	23,943	(4)	(4)	(4)
Crystal Park Mortgage Loan	26,477	27,013	2.5%	Principal & Interest	06/01/2018	(1)
Millennium Mortgage Loan	19,806	20,190	2.7%	Principal & Interest	07/01/2018	(1)
Legacy Grand at Concord Mortgage Loan	22,158	22,392	4.1%	Principal & Interest	12/01/2050	(1)
Lofts at the Highlands Mortgage Loan	30,417	30,754	3.4%	Principal & Interest	08/01/2052	(1)
Total notes payable principal outstanding	$214,937	$282,605
Discount on note payable, net	(2,578)	(2,644)
Deferred financing costs, net	(436)	(815)
Total notes payable, net	$211,923	$279,146
____________________
(1) The Company has the right to repay the loan subject to certain conditions and prepayment penalties.
(2) On September 29, 2017, in connection with the disposition of Legacy Crescent Park, the Company paid off the Legacy Crescent Park Mortgage Loan.
(3) On March 9, 2017, in connection with the disposition of Wesley Village, the Company paid off the Wesley Village Mortgage Loan.
(4) On September 12, 2017, in connection with the disposition of Watertower Apartments, the Company paid off the Watertower Mortgage Loan.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

During the three and nine months ended September 30, 2017, the Company incurred $2.3 million and $7.2 million of interest expense, respectively. During the three and nine months ended September 30, 2016, the Company incurred $2.6 million and $7.8 million of interest expense, respectively. Included in interest expense for the three and nine months ended September 30, 2017 were $0.1 million and $0.3 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2016 were $0.1 million and $0.3 million of amortization of deferred financing costs, respectively. Also included in interest expense for the three and nine months ended September 30, 2017 were $22,000 and $66,000 of amortization of discount on a note payable, respectively, and $22,000 and $65,000 of amortization of discount on a note payable for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company recorded interest payable of $0.6 million and $0.8 million, respectively.
The following is a schedule of maturities, including principal payments, for the Company’s notes payable outstanding as of September 30, 2017 (in thousands):

October 1, 2017 through December 31, 2017	$1,125
2018	49,291
2019	113,752
2020	852
2021	884
Thereafter	49,033
$214,937

5.	FAIR VALUE DISCLOSURES
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
September 30, 2017
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
The following were the face value, carrying amount and fair value of the Company’s notes payable as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$214,937	$211,923	$217,106	$282,605	$279,146	$279,258
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
The Company has entered into the Advisory Agreement with the Advisor and the Follow-on Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Follow-on Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the management and disposition of the Company’s real estate properties, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the dividend reinvestment plan, which the Company terminated effective as of August 20, 2017, and certain costs incurred by the Advisor in providing services to the Company, such as certain operating costs. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

On January 6, 2014, the Company, together with KBS REIT I, KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I is implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
During the three and nine months ended September 30, 2017 and 2016, no other business transactions occurred between the Company and KBS REIT I, KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Strategic Opportunity REIT II, Inc. and KBS Growth & Income REIT, Inc.
Pursuant to the terms of these agreements and the property management agreements discussed below, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2017 and 2016, respectively, and any related amounts payable as of September 30, 2017 and December 31, 2016 (in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Expensed
Asset management fees (1)	$—	$104	$234	$343	$—	$—
Reimbursable operating expenses (2)	68	68	192	184	24	15
Property management fees and expenses (3)	1,432	1,506	4,422	4,359	236	142
Disposition fees (4)	436	—	807	—	—	—
	$1,936	$1,678	$5,655	$4,886	$260	$157
____________________
(1) See “Advisory Agreement – Asset Management Fee” below.
(2) Reimbursable operating expenses primarily consist of marketing research costs and property site visit expenses incurred by the Sub-Advisor and internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $47,000 and $48,000 for the three months ended September 30, 2017 and 2016, respectively, and $119,000 and $123,000 for the nine months ended September 30, 2017 and 2016, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement through September 30, 2017. The Company does not reimburse for employee costs in connection with services for which the Advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor and Sub-Advisor for certain of the Company’s direct property operating costs incurred from third parties that were initially paid by the Advisor and Sub-Advisor on behalf of the Company.
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
During the nine months ended September 30, 2017, the Advisor reimbursed the Company for a $27,000 property insurance rebate.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

In connection with the Follow-on Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the nine months ended September 30, 2017, the Advisor incurred $61,000 for the costs of the supplemental coverage obtained by the Company.
On March 9, 2017, the Company sold Wesley Village to the Purchaser.  Gary T. Kachadurian, one of the Company’s independent directors, is also a director of a real estate investment trust sponsored by the purchaser of Wesley Village (the “Purchaser REIT”) and is Vice Chairman of the manager of the Purchaser REIT and as such, Mr. Kachadurian (i) recused himself from all of the Company’s deliberations relating to the disposition of Wesley Village, and (ii) informed the Company and its board of directors that he recused himself from all of the Purchaser REIT’s and its manager’s deliberations relating to the acquisition of Wesley Village.
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
The Advisory Agreement defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the Advisory Agreement) and then to pay asset management fees previously deferred by the Advisor in accordance with the Advisory Agreement that remain unpaid. As of September 30, 2017, the Company had deferred payment of $1.5 million of asset management fees for the period from February 2013 through July 2013, but did not record an accrual on its books as the Company believed that the chance of payment of this amount to the Advisor is remote.
In addition, the Advisory Agreement defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the Advisory Agreement defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with the Advisory Agreement. As of September 30, 2017, the Company had deferred payment of $8.0 million of asset management fees for the period from August 2013 through December 2016, but did not record an accrual on its books as the Company believed that the chance of payment of this amount to the Advisor is remote.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

During the nine months ended September 30, 2017, the Company incurred $2.0 million of asset management fees. However, the Company only recorded $0.2 million pursuant to the limitations in the Advisory Agreement as noted above. The Company did not accrue the remaining $1.8 million of these asset management fees as it is not expected that any of these amounts will be paid in the future. During the nine months ended September 30, 2016, the Company incurred $2.2 million of asset management fees. However, the Company only recorded $0.3 million pursuant to the limitations in the Advisory Agreement as noted above. The Company did not accrue the remaining $1.9 million of these asset management fees as it is not expected that any of these amounts will be paid in the future.
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
Property Management Agreements
The Company, through indirect wholly owned subsidiaries (each, a “Property Owner”), entered into property management agreements with LPI (each a “Property Management Agreement”), pursuant to which LPI provides or provided, among other services, general property management services, including bookkeeping and accounting services, construction management services and budgeting and business plans for the Company’s properties, as follows:

Property Name	Effective Date	Management Fee Percentage
Watertower Apartments (1)	04/07/2015	2.75%
Crystal Park at Waterford	04/14/2015	3.00%
The Residence at Waterstone	04/28/2015	3.00%
Lofts at the Highlands	05/05/2015	3.00%
Legacy at Martin’s Point	05/12/2015	3.00%
Poplar Creek	05/14/2015	3.00%
Wesley Village (2)	05/19/2015	3.00%
Legacy Grand at Concord	05/21/2015	3.00%
Millennium Apartment Homes (3)	05/27/2015	3.00%
Legacy Crescent Park (3) (4)	05/29/2015	3.00%
Legacy at Valley Ranch	06/09/2015	3.00%
____________________
(1) On September 12, 2017, the Company sold Watertower Apartments. The Property Management Agreement for Watertower Apartments was terminated effective as of September 12, 2017.
(2) On March 9, 2017, the Company sold Wesley Village. The Property Management Agreement for Wesley Village was terminated effective as of March 9, 2017.
(3) Under the Property Management Agreement, the Property Owner pays or paid LPI the Management Fee Percentage in an amount equal to the greater of (a) 3% of the Gross Monthly Collections (as defined in the Property Management Agreement) or (b) $4,000 per month.
(4) On September 29, 2017, the Company sold Legacy Crescent Park. The Property Management Agreement for Legacy Crescent Park was terminated effective as of September 29, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Under the Property Management Agreements for the Company’s remaining properties, each Property Owner pays or paid LPI: (i) a monthly fee based on a percentage (as described in the table above, the “Management Fee Percentage”) of the Gross Monthly Collections (as defined in each Property Management Agreement), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPI and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPI for executed retail leases that were procured or obtained by LPI, (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel. Unless otherwise provided for in an approved operating budget, LPI is responsible for all expenses that it incurs in rendering services pursuant to each Property Management Agreement. Each Property Management Agreement had an initial term of one year and each has continued on a month-to-month basis pursuant to its terms. Either party may terminate a Property Management Agreement provided it gives 30 days’ prior written notice of its desire to terminate such agreement. The Property Owner may also terminate the Property Management Agreement with cause immediately upon notice to LPI and the expiration of any applicable cure period. LPI may terminate each Property Management Agreement at any time without cause upon prior written notice to the Property Owner which, depending upon the terms of the particular Property Management Agreement, requires either 30, 60 or 90 days prior written notice. LPI may terminate the Property Management Agreement for cause if a Property Owner commits any material default under the Property Management Agreement and the default continues for a period of 30 days after notice from LPI to a Property Owner for a default or, in the case of Lofts at the Highlands, Legacy Grand at Concord, and Millennium Apartment Homes, if a monetary default continues for a period of 10 days after notice of such monetary default.

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
September 30, 2017
(unaudited)

8.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Paid
On October 2, 2017, the Company paid distributions of $0.9 million, which related to distributions declared for September 2017 in the amount of $0.04460959 per share of common stock to stockholders of record as of the close of business on September 20, 2017.
Dispositions Subsequent to September 30, 2017
Disposition of Legacy Grand at Concord
On February 18, 2014, the Company, through an indirect wholly owned subsidiary, purchased a 240-unit apartment complex (“Legacy Grand at Concord”) on approximately 18.4 acres of land located in Concord, North Carolina. On October 30, 2017, the Company completed the sale of Legacy Grand at Concord to an unaffiliated buyer for $32.9 million, net of closing costs and fees. In connection with the disposition of Legacy Grand at Concord, the Company repaid the entire $22.1 million principal balance and all other sums due under the mortgage loan secured by Legacy Grand at Concord, including a prepayment fee of $0.9 million.
Disposition of Millennium Apartment Homes
On June 7, 2013, the Company, through an indirect wholly owned subsidiary, purchased a 305-unit apartment complex (“Millennium Apartment Homes”) on approximately 32.9 acres of land located in Greenville, South Carolina. On October 31, 2017, the Company completed the sale of Millennium Apartment Homes to an unaffiliated buyer for $35.6 million, net of closing costs and fees. In connection with the disposition of Millennium Apartment Homes, the Company repaid the entire $19.8 million principal balance and all other sums due under the mortgage loan secured by Millennium Apartment Homes, including a prepayment fee of $0.2 million.
Disposition of Legacy at Martin’s Point
On May 31, 2012, the Company, through an indirect wholly owned subsidiary, purchased a 256-unit apartment complex (“Legacy at Martin’s Point”) on approximately 13.2 acres of land located in the Chicago suburb of Lombard, Illinois. On October 31, 2017, the Company completed the sale of Legacy at Martin’s Point to an unaffiliated buyer for $37.6 million, net of closing costs and fees. In connection with the disposition of Legacy at Martin’s Point, the Company repaid the entire $21.5 million principal balance and all other sums due under the mortgage loan secured by Legacy at Martin’s Point, including a prepayment fee of $0.5 million.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, and our sub-advisor to manage our investments and to provide certain other services. We are dependent on Legacy Partners, Inc., formerly known as Legacy Partners Residential, Inc. (“LPI”), an affiliate of our sub-advisor, to provide property management services for our remaining real estate properties.

•
All of our executive officers, some of our directors and other key real estate professionals are also officers, managers, directors, key professionals and/or holders of a controlling interest in our advisor, the sub-advisor, our dealer manager, our property manager and other sponsor-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other programs and investors advised by our sponsors. Fees paid to our advisor in connection with the management of our properties are based on the cost of the property, not on the quality of the services rendered to us. This arrangement could result in unanticipated actions.

•
We pay substantial fees to and expenses of our advisor and its affiliates and our property manager and, in connection with our public offerings, we paid substantial fees to participating broker-dealers. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders.

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

•
Although our board of directors has approved the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”), we can give no assurance whether we will be able to obtain the stockholder approvals required to consummate the Plan of Liquidation or, if we do receive such approval, whether we will be able to successfully implement the Plan of Liquidation and sell our assets, pay our debts and distribute the net proceeds from liquidation to our stockholders as we expect.

•
We can give no assurance regarding the timing of asset dispositions and the sale prices we will receive for assets and the amount and timing of liquidating distributions to be received by our stockholders.

•	We may face unanticipated difficulties, delays or expenditures relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment liquidating distributions.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	We may face risks associated with legal proceedings, including stockholder litigation, that may be instituted against us related to the Plan of Liquidation.

•
If our stockholders do not approve the Plan of Liquidation, we may sell the rest of our properties, other than the Core-Portfolio Properties (defined below), which would cause our general and administrative expenses to increase relative to our revenue, result in lower distributions to our stockholders if we begin paying regular monthly distributions again and could adversely affect stockholder returns.

•
During any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (both as defined in the share redemption program and together with redemptions in connection with a stockholder’s death, “Special Redemptions”), the remaining $0.5 million of the $2.0 million annual redemption limit shall be reserved exclusively for Special Redemptions. In January 2017, we exhausted the $1.5 million of funds available for redemptions for 2017 and in August 2017, we exhausted $0.5 million of funds available for Special Redemptions for 2017. Therefore, we have no funds available for redemptions for the remainder of 2017. As of September 30, 2017, we had a total of $3.6 million of outstanding and unfulfilled ordinary redemption and Special Redemptions requests.

All forward-looking statements should be read in light of the risks identified herein, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 and in our Definitive Proxy Statement, as filed with the SEC on September 22, 2017 (the “Proxy Statement”).
Overview
We were formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010 and intend to continue to operate in such a manner. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner.
We invested in and manage a portfolio of high quality apartment complexes located throughout the United States. Our portfolio consists of “core” apartment complexes that were already well-positioned and producing rental income at acquisition. As of September 30, 2017, we owned eight apartment complexes, all of which were under contract to sell. The sale of four of such properties (the “Core-Portfolio Properties”) is subject to stockholder approval of the Plan of Liquidation and as such, the Core-Portfolio Properties are held for investment. As of September 30, 2017, our remaining four properties were held for sale and subsequent to September 30, 2017, we completed the sale of three of these properties. See “—Subsequent Events — Dispositions Subsequent to September 30, 2017.”
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
Through its completion on March 12, 2013, we sold 18,088,084 shares of common stock in the Initial Offering for gross offering proceeds of $179.2 million, including 368,872 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $3.5 million. In our primary Follow-on Offering, we sold 3,943,266 shares of common stock for gross offering proceeds of $39.7 million, including 2,447,068 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $23.9 million.
We sold an aggregate of 22,031,350 shares of common stock in the Offerings for gross offering proceeds of $218.9 million, including an aggregate of 2,815,940 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $27.4 million. Also, as of September 30, 2017, we had redeemed 1,024,594 shares sold in the Offerings for $9.9 million. We have used substantially all of the net proceeds from the primary Offerings to invest in and manage a portfolio of high quality apartment communities located throughout the United States as described above.
Plan of Liquidation
On August 14, 2017, in connection with a review of potential strategic alternatives available to us, our board of directors unanimously approved the sale of all of our properties and our dissolution pursuant to the terms of the Plan of Liquidation, pending stockholder approval. The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling our properties, paying our debts and distributing the net proceeds from liquidation to our stockholders. Pursuant to our charter, the affirmative vote of a majority of all of the shares of common stock entitled to vote on the Plan of Liquidation is required for approval of the Plan of Liquidation. We can provide no assurance that the Plan of Liquidation will be approved by our stockholders.
If the Plan of Liquidation is approved by our stockholders, we expect to pay liquidating distributions to our stockholders during the liquidation process and to pay the final liquidating distribution after we sell all of our remaining properties, pay all of our known liabilities and provide for unknown liabilities. We expect to complete these activities within 12 months after stockholder approval of the Plan of Liquidation. However, there can be no assurances regarding the amounts of any liquidating distributions or the timing thereof.
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
It is approaching eight years since the recession of 2008-2009.  Since that time, the U.S. economy has experienced modest, but sustained, real GDP and job growth. The pace of growth eased in 2016 however, as compared to 2014 and 2015. Real GDP growth in 2014 and 2015 was 2.4% and 2.6%, respectively, versus 1.6% for 2016. It is noteworthy that the easing of economic growth in 2016 occurred predominantly in the first half of the year. Following annualized real GDP growth of 0.8% and 1.4% in the first and second quarters of 2016, real GDP growth spiked in the third quarter to 3.5% and again eased to 2.1% in the fourth quarter. In 2017, annualized real GDP increased 1.2% and 3.1% in the first and second quarters, respectively. In terms of job growth, the United States added 3.0 and 2.7 million jobs in 2014 and 2015, respectively, versus 2.2 million jobs gained in 2016. Over the course of the first three quarters of 2017, the United States added an estimated 1.3 million jobs.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

U.S. construction of new multifamily units was at historical lows following the recession, as demand was anemic stemming from the loss of approximately 8.6 million jobs. A historical high of prime-age renters (20-34 year olds) were living with their parents waiting for the job market to recover at the time. In anticipation of the economic recovery and a release of this pent-up demand, multifamily developers began increasing the number of new construction units, rebounding from 98,000 in 2009 to over 350,000 units in 2015. In 2016, Multifamily starts remained in the 350,000 units range, outpacing demand, albeit only slightly, for the first time since the recession.
As with many Multifamily experts, we see the 2016 supply imbalance as a temporary phenomenon and unrelated to our portfolio. Supply concerns are predominantly focused in a limited number of urban core markets, and our portfolio is suburban weighted. Also, the majority of the new construction pipeline in 2017 is focused in urban core markets. Moreover, Multifamily supply is projected to slow towards historic norms over the next 1-2 years, as banks have been gradually tightening their construction lending standards and equity investors have been becoming more selective about the developments they pursue. In point of fact, for the first seven months of 2017, multifamily construction starts were down 10% as compared to the same period in 2016.
Demand remains strong and is projected to sustain Multifamily fundamentals for the next few years. Vacancy was 4.8% and 4.6% in 2014 and 2015, respectfully, and remained at 4.6% in 2016. Vacancy was 4.3% at the end of the second quarter of 2017 and is projected to remain in the 4.3% to 4.5% range through 2020, as demand continues to absorb new unit deliveries and the rate of new construction eases. Such vacancy levels compare favorably to the historical equilibrium vacancy rate of 5.6%. With more supply generally in recent years, Multifamily rent growth eased somewhat in 2016. Rent growth was 3.4% for the year, as compared to 4.2% and 5.0% in 2014 and 2015, respectively. Rent growth was down to 3.0% at the end of the second quarter of 2017; however, with persistent demand and easing supply as noted, rent growth is projected to increase to 3.7% by the end of 2018.
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

Liquidity and Capital Resources
Our principal demands for funds during the short and long-term are and will be for the payment of operating expenses, capital expenditures and general and administrative expenses including expenses in connection with the Plan of Liquidation if approved by our stockholders; payments under debt obligations; redemptions of common stock; and payments of certain distributions to stockholders. To date, we have had the following sources of capital for meeting our cash requirements:

•	Proceeds from our now-terminated primary Offerings;

•	Proceeds from our now-terminated dividend reinvestment plan;

•	Proceeds from asset sales;

•	Debt financings; and

•	Cash flow generated by our real estate investments.
As described above under “ — Overview — Plan of Liquidation,” our board of directors unanimously approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. If the Plan of Liquidation is approved by our stockholders, we expect to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities and distribute the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. We sold an aggregate of 22,031,350 shares of common stock in the Offerings for gross offering proceeds of $218.9 million, including an aggregate of 2,815,940 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $27.4 million. Also as of September 30, 2017, we had redeemed 1,024,594 shares sold in the Offerings for $9.9 million. We intend to use our cash on hand, cash flow generated by our real estate operations and proceeds from the sale of real estate properties as our primary sources of immediate and long-term liquidity.
As of September 30, 2017, we owned eight apartment complexes, all of which were under contract to sell. The sale of the Core-Portfolio Properties is subject to stockholder approval of the Plan of Liquidation and as such, the Core-Portfolio Properties are held for investment. As of September 30, 2017, our remaining four properties were held for sale and subsequent to September 30, 2017, we completed the sale of three of these properties. See “—Subsequent Events — Dispositions Subsequent to September 30, 2017.” Our real estate investments generate cash flow in the form of rental revenues, which are reduced by operating expenditures, debt service payments, the payment of property management and asset management fees and corporate general and administrative expenses. Cash flows from operations from our real estate investments is primarily dependent upon the occupancy level of our properties, the net effective rental rates on our leases, the collectibility of rent and how well we manage our expenditures. Cash flows from operations from our real estate investments has been reduced as a result of real estate property sales and will continue to be reduced as we sell additional real estate properties. As of September 30, 2017, real estate held for investment was 93% occupied.
As of September 30, 2017, our total debt outstanding was $214.9 million. We limit our total liabilities to 75% of the cost (before deducting depreciation and other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of September 30, 2017, our borrowings and other liabilities were approximately 59% of the cost (before deducting depreciation and other non-cash reserves) of our tangible assets. As of September 30, 2017, we had a total of $162.4 million of debt obligations scheduled to mature within the next two years. Subsequent to September 30, 2017, we repaid $63.4 million of debt in connection with the dispositions of three of our properties. See “—Subsequent Events — Dispositions Subsequent to September 30, 2017.”
We paid distributions to our stockholders during the nine months ended September 30, 2017 using a combination of cash flows from operations and proceeds from the disposition of one real estate asset, Wesley Village. As described in the Proxy Statement, subsequent to our payment of the September 2017 monthly distribution, we ceased paying regular monthly distributions. We do not expect to pay regular monthly distributions. However, if the Plan of Liquidation is not approved by our stockholders, we intend to pursue a longer-term business plan for the Core-Portfolio Properties and sell our remaining properties. We would likely distribute a portion of the net proceeds from such property sales to our stockholders. We may begin paying regular monthly distributions again, but such distributions likely would be at an amount less than our previous regular monthly distributions, as would be appropriate for our smaller size. We can give no assurance, however, that these expectations would be realized. We believe that our cash flows from operations, cash on hand and proceeds from asset sales are sufficient to meet our liquidity needs for the foreseeable future.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2017 did not exceed the charter-imposed limitation.
On April 5, 2017, our board of directors approved an estimated value per share of our common stock of $8.35, effective April 20, 2017. The estimated value per share is equal to the estimated value per share of our common stock of $9.35 approved by our board of directors on December 9, 2016, reduced for the impact of the special distribution of $1.00 per share paid to our stockholders of record as of the close of business on April 20, 2017, which was paid on May 1, 2017 and funded from the net proceeds from the sale of Wesley Village (the “Special Distribution”). Any future special distributions we pay from the proceeds of future dispositions will further reduce our estimated value per share.
Cash Flows from Operating Activities
As of September 30, 2017, we owned eight apartment complexes, all of which were under contract to sell. The sale of the Core-Portfolio Properties is subject to stockholder approval of the Plan of Liquidation and as such, the Core-Portfolio Properties are held for investment. As of September 30, 2017, our remaining four properties were held for sale and subsequent to September 30, 2017, we completed the sale of three of these properties. During the nine months ended September 30, 2017, net cash provided by operating activities was $6.9 million. We expect our cash flows from operations to decrease as a result of prior disposition and anticipated dispositions of real estate investments.
Cash Flows from Investing Activities
Net cash provided by investing activities was $120.2 million for the nine months ended September 30, 2017 and consisted primarily of the following:

•	$121.3 million of proceeds from the sale of three apartment complexes; and

•	$1.8 million used for improvements to real estate.
Cash Flows from Financing Activities
Net cash used in financing activities was $96.6 million for the nine months ended September 30, 2017 and consisted primarily of the following:

•	$67.7 million of principal payments on our mortgage notes payable;

•	$26.3 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $3.0 million; and

•	$2.0 million of cash used for redemptions of common stock.
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

The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that our funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and interpreted by us, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. As of September 30, 2017, we had deferred payment of $1.5 million of asset management fees for the period from February 2013 through July 2013, but did not record an accrual on our books as we believed that the chance of payment of this amount to our advisor is remote.
In addition, the advisory agreement defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers our obligation to pay an asset management fee for any month in which our modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which our MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by our advisor in accordance with the advisory agreement. As of September 30, 2017, we had deferred payment of $8.0 million of asset management fees for the period from August 2013 through December 2016, but did not record an accrual on our books as we do not expect to pay this amount to our advisor. During the nine months ended September 30, 2017, we incurred $2.0 million of asset management fees. However, we only recorded $0.2 million pursuant to the limitations in the advisory agreement as noted above. We did not accrue the remaining $1.8 million of these deferred asset management fees as it is not expected that any of these amounts will be paid in the future.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2017 (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$214,937	$1,125	$163,043	$1,736	$49,033
Interest payments on outstanding debt obligations (2)	47,840	1,892	10,435	3,670	31,843
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amounts, maturity dates and interest rates in effect as of September 30, 2017. We incurred interest expense of $6.8 million, excluding amortization of deferred financing costs and discount on notes payable of $0.4 million, for the nine months ended September 30, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
As of September 30, 2016, we owned 11 apartment complexes. Subsequent to September 30, 2016, we sold three apartment complexes. As a result, as of September 30, 2017, we owned eight apartment complexes, of which four apartment complexes were held for sale. The results of operations presented for the three and nine months ended September 30, 2017 and 2016 are not directly comparable due to the dispositions of three apartment complexes subsequent to January 1, 2017.
Our results of operations for the nine months ended September 30, 2017 are not indicative of those expected in future periods due to asset sales and anticipated asset sales. If the Plan of Liquidation is approved by our stockholders, we will undertake an orderly liquidation by selling all of our assets, paying our known liabilities, providing for unknown liabilities and distributing the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to anticipated disposition activity.
Comparison of the three months ended September 30, 2017 versus the three months ended September 30, 2016
The following table provides summary information about our results of operations for the three months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2017	2016
Rental income	$10,111	$11,498	$(1,387)	(12)%	$(1,305)	$(82)
Operating, maintenance, and management costs	1,528	1,671	(143)	(9)%	(229)	86
Real estate taxes and insurance	1,712	1,797	(85)	(5)%	(104)	19
Asset management fees to affiliate	—	104	(104)	(100)%	n/a	n/a
Property management fees and expenses to affiliate	1,432	1,506	(74)	(5)%	(61)	(13)
General and administrative expenses	1,082	473	609	129%	n/a	n/a
Depreciation and amortization expense	2,621	3,084	(463)	(15)%	(342)	(121)
Interest expense	2,320	2,588	(268)	(10)%	(228)	(40)
Interest and other income	31	4,765	(4,734)	(99)%	—	(4,734)
Gain on sale of real estate, net	14,653	—	14,653	100%	14,653	—
Loss from extinguishment of debt	(403)	—	(403)	(100)%	(403)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 related to real estate disposed of on or after July 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 related to real estate owned by us throughout both periods presented.
Rental income decreased from $11.5 million for the three months ended September 30, 2016 to $10.1 million for the three months ended September 30, 2017, primarily due to the dispositions of three apartment complexes subsequent to July 1, 2016. We expect rental income to decrease as a result of anticipated dispositions of real estate investments.
Operating, maintenance and management costs and real estate taxes and insurance decreased from $3.5 million for the three months ended September 30, 2016 to $3.2 million for the three months ended September 30, 2017 primarily due to the dispositions of three apartment complexes subsequent to July 1, 2016. We expect operating, maintenance and management costs and real estate taxes and insurance to decrease as a result of anticipated dispositions of real estate investments.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset management fees to affiliate with respect to our real estate investments was $0.1 million for the three months ended September 30, 2016. During the three months ended September 30, 2016, we incurred $0.7 million of asset management fees, of which $0.1 million was recorded based on certain payment limitations in the advisory agreement. The remaining $0.6 million of asset management fees were deferred but not accrued as it is not expected that any of these amounts will be paid in the future. During the three months ended September 30, 2017, we incurred $0.7 million of asset management fees, none of which was recorded based on certain payment limitations in the advisory agreement. The entire $0.7 million of asset management fees were deferred but not accrued as it is not expected that any of these amounts will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
Property management fees and expenses to affiliate decreased from $1.5 million for the three months ended September 30, 2016 to $1.4 million for the three months ended September 30, 2017 primarily due to the dispositions of three apartment complexes subsequent to July 1, 2016. We expect our property management fees and expenses to affiliate to decrease as a result of anticipated dispositions of real estate investments.
General and administrative expenses increased from $0.5 million for the three months ended September 30, 2016 to $1.1 million for the three months ended September 30, 2017. This increase was primarily due to legal fees incurred related to liquidation matters and anticipated dispositions of real estate investments and an increase in other professional fees related to the engagement of Robert A. Stanger & Co., Inc. (“Stanger”) by the special committee of our board of directors to act as our financial advisor in connection with the exploration of strategic alternatives. Overall, we expect general and administrative expenses to vary in future periods pending the approval of our dissolution pursuant to the terms of the Plan of Liquidation by a majority of our stockholders and anticipated dispositions of real estate investments.
Depreciation and amortization expense decreased from $3.1 million for the three months ended September 30, 2016 to $2.6 million for the three months ended September 30, 2017 primarily due to the dispositions of three apartment complexes subsequent to July 1, 2016 and four apartment complexes that were classified as held for sale as of September 30, 2017. Upon classifying a property as held for sale, we cease depreciation and amortization expense for that property. Overall, we expect depreciation and amortization expense to decrease in future periods as a result of anticipated dispositions of real estate investments.
Interest expense decreased from $2.6 million for the three months ended September 30, 2016 to $2.3 million for the three months ended September 30, 2017 primarily due to an overall decrease in our total debt outstanding due to loan repayments in connection with the dispositions of three apartment complexes subsequent to July 1, 2016. In general, we expect our interest expense to decrease in future periods as a result of anticipated dispositions of real estate investments.
Interest and other income decreased from $4.8 million for the three months ended September 30, 2016 to $31,000 for the three months ended September 30, 2017. Interest and other income for the three months ended September 30, 2016 of $4.8 million relates to the reversal of previously deferred and accrued asset management fees of $1.5 million for the period from February 2013 through July 2013 and $3.3 million for the period from August 2013 through December 2014 as we do not expect to pay these amounts to our advisor. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “—Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
We recognized a gain on sale of real estate of $14.7 million, net of disposition fees of $0.4 million paid to our advisor, related to the dispositions of two apartment complexes during the three months ended September 30, 2017. We did not sell any real estate properties during the three months ended September 30, 2016.
During the three months ended September 30, 2017, we recognized a loss on extinguishment of debt of $0.4 million related to the repayment of the mortgage loans secured by a real estate property we sold. We did not recognize any loss on extinguishment of debt during the three months ended September 30, 2016.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the nine months ended September 30, 2017 versus the nine months ended September 30, 2016
The following table provides summary information about our results of operations for the nine months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2017	2016
Rental income	$31,458	$34,019	$(2,561)	(8)%	$(2,633)	$72
Operating, maintenance, and management costs	4,435	4,854	(419)	(9)%	(399)	(20)
Real estate taxes and insurance	5,347	5,248	99	2%	(155)	254
Asset management fees to affiliate	234	343	(109)	(32)%	n/a	n/a
Property management fees and expenses to affiliate	4,422	4,359	63	1%	(17)	80
General and administrative expenses	2,190	1,947	243	12%	n/a	n/a
Depreciation and amortization expense	8,384	9,201	(817)	(9)%	(759)	(58)
Interest expense	7,180	7,758	(578)	(7)%	(447)	(131)
Interest and other income	106	4,793	(4,687)	(98)%	—	(4,687)
Gain on sale of real estate, net	31,123	—	31,123	100%	31,123	—
Loss from extinguishment of debt	(671)	—	(671)	(100)%	(671)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 related to real estate disposed of on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 related to real estate owned by us throughout both periods presented.
Rental income decreased from $34.0 million for the nine months ended September 30, 2016 to $31.5 million for the nine months ended September 30, 2017, primarily due to the dispositions of three apartment complexes during the nine months ended September 30, 2017. We expect rental income to decrease as a result of anticipated dispositions of real estate investments.
Operating, maintenance and management costs and real estate taxes and insurance decreased from $10.1 million for the nine months ended September 30, 2016 to $9.8 million for the nine months ended September 30, 2017 primarily due to the dispositions of three apartment complexes during the nine months ended September 30, 2017, partially offset by an increase due to property tax reassessments. We expect operating, maintenance and management costs and real estate taxes and insurance to decrease as a result of anticipated dispositions of real estate investments.
Asset management fees to affiliate with respect to our real estate investments decreased slightly from $0.3 million to $0.2 million for the nine months ended September 30, 2016 and 2017, respectively. During the nine months ended September 30, 2016, we incurred $2.2 million of asset management fees, of which $0.3 million was recorded based on certain payment limitations in the advisory agreement. The remaining $1.9 million of asset management fees were deferred but not accrued as it is not expected that any of these amounts will be paid in the future. During the nine months ended September 30, 2017, we incurred $2.0 million of asset management fees, of which $0.2 million was recorded based on certain payment limitations in the advisory agreement. The remaining $1.8 million of asset management fees were deferred but not accrued as it is not expected that any of these amounts will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
General and administrative expenses increased from $1.9 million for the nine months ended September 30, 2016 to $2.2 million for the nine months ended September 30, 2017. This increase was primarily due to legal fees incurred related to liquidation matters and anticipated dispositions of real estate investments and a net increase in other professional fees related to the engagement of Stanger by the special committee of our board of directors to act as our financial advisor. Overall, we expect general and administrative expenses to vary in future periods pending the approval of our dissolution pursuant to the terms of the Plan of Liquidation by a majority of our stockholders and anticipated dispositions of real estate investments.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Depreciation and amortization expense decreased from $9.2 million for the nine months ended September 30, 2016 to $8.4 million for the nine months ended September 30, 2017 primarily due to the dispositions of three apartment complexes during the nine months ended September 30, 2017. Overall, we expect depreciation and amortization expense to decrease in future periods as a result of anticipated dispositions of real estate investments.
Interest expense decreased from $7.8 million for the nine months ended September 30, 2016 to $7.2 million for the nine months ended September 30, 2017. The decrease in interest expense is primarily due to an overall decrease in our total debt outstanding due to loan repayments in connection with the dispositions of three apartment complexes during the nine months ended September 30, 2017, and an overall decrease in the average loan balance of our existing notes payable related to properties held throughout both periods. In general, we expect our interest expense to decrease in future periods as a result of anticipated dispositions of real estate investments.
Interest and other income decreased from $4.8 million for the three months ended September 30, 2016 to $0.1 million for the three months ended September 30, 2017. Interest and other income for the nine months ended September 30, 2016 of $4.8 million relates to the reversal of previously deferred and accrued asset management fees of $1.5 million for the period from February 2013 through July 2013 and $3.3 million for the period from August 2013 through December 2014 as we do not expect to pay these amounts to our advisor. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see “—Liquidity and Capital Resources — Advisory Agreement — Asset Management Fee” herein.
We recognized a gain on sale of real estate of $31.1 million, net of disposition fees of $0.8 million paid to our advisor, related to the dispositions of three apartment complexes during the nine months ended September 30, 2017. We did not sell any real estate properties during the nine months ended September 30, 2016.
During the nine months ended September 30, 2017, we recognized a loss on extinguishment of debt of $0.7 million related to the repayment of the mortgage loans secured by two real estate properties we sold. We did not recognize any loss on extinguishment of debt during the nine months ended September 30, 2016.
Funds from Operations and Modified Funds from Operations and Adjusted MFFO
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current NAREIT definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating and financing activities.
Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses MFFO as an indicator of our ongoing performance. MFFO excludes from FFO: acquisition fees and expenses (to the extent that such fees and expenses have been recorded as operating expenses); adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the IPA in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition, our management uses an adjusted MFFO (“Adjusted MFFO”) as an indicator of our ongoing performance. Adjusted MFFO provides an adjustment to MFFO to exclude a reversal of accrued asset management fees, which management does not believe reflects the operating performance of our investments and does not provide an indication of future operating performance.
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
FFO, MFFO and Adjusted MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO, MFFO and Adjusted MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO, MFFO and Adjusted MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO, MFFO and Adjusted MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO, MFFO and Adjusted MFFO, in addition to net income and cash flows from operations as defined by GAAP, are meaningful supplemental performance measures; however, neither FFO, MFFO nor Adjusted MFFO reflects adjustments for the operations of properties sold or held for sale during the periods presented. During periods of significant disposition activity, FFO, MFFO and Adjusted MFFO are much more limited measures of future performance.
For the periods presented, MFFO adjustments consist of the exclusion of the amortization of a discount on a note payable and the exclusion of loss from the extinguishment of debt. We have excluded these items based on the following economic considerations:

•
Amortization of a discount on a note payable.  Discounts on debt are amortized over the term of the loan as an adjustment to interest expense.  This application results in interest expense recognition that is different than the underlying contractual terms of the debt.  We have excluded the amortization of a discount in our calculation of MFFO to more appropriately reflect the economic impact of our debt as the amortization of a discount has no ongoing economic impact on our operations.  We believe excluding this item provides investors with a useful supplemental metric that directly addresses core operating performance; and

•
Loss from extinguishment of debt. A loss from extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO and Adjusted MFFO, for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$13,697	$5,040	$29,824	$5,102
Depreciation of real estate assets	2,620	3,083	8,381	9,199
Amortization of lease-related costs	1	1	3	2
Gain on sale of real estate, net	(14,653)	—	(31,123)	—
FFO	1,665	8,124	7,085	14,303
Amortization of discount on note payable	22	22	66	65
Loss from extinguishment of debt	403	—	671	—
MFFO	2,090	8,146	7,822	14,368
Reversal of accrued asset management fees (1)	—	(4,752)	—	(4,752)
Adjusted MFFO	$2,090	$3,394	$7,822	$9,616
_____________________
(1) Relates to reversal of previously deferred and accrued asset management fees of $1.5 million for the period from February 2013 through July 2013 and $3.3 million for the period from August 2013 through December 2014 as we do not expect to pay these amounts to our advisor.
FFO, MFFO and Adjusted MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Distributions
From time to time during our operational stage, we may not be able to pay distributions solely from our cash flows from operations or FFO, in which case distributions may be paid in whole or in part from cash on hand, proceeds from asset sales and/or from proceeds from our dividend reinvestment plan. We terminated our dividend reinvestment plan effective as of August 20, 2017. Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2017 (in thousands, except per share amounts):

Period	Distributions Declared (1)	Distribution Declared Per Share (1)	Distributions Paid (2)			Cash Flows from Operations
			Cash	Reinvested	Total
First Quarter 2017	$3,346	$0.160	$1,983	$1,365	$3,348	$1,753
Second Quarter 2017	22,807	1.091	22,184	841	23,025	3,995
Third Quarter 2017	2,875	0.137	2,124	747	2,871	1,187
	$29,028	$1.388	$26,291	$2,953	$29,244	$6,935
_____________________
(1) Distributions declared per share of common stock were based on daily record dates for each day during the period commencing January 1, 2017 through February 28, 2017. For each day that was a record date for distributions during this period, distributions were calculated at a rate of $0.00178082 per share per day. For the month of March 2017 and for the period from May 2017 through September 2017, the Company’s board of directors declared monthly distributions based on a monthly record date. Additionally, the Company’s board of directors declared a special distribution in the amount $1.00 per share of common stock to stockholders of record as of the close of business on April 20, 2017. Distributions declared per share of common stock assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(2) Other than special distributions, distributions were paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the nine months ended September 30, 2017, we paid aggregate distributions of $29.2 million, including $26.3 million of distributions paid in cash and $2.9 million of distributions reinvested through our dividend reinvestment plan. FFO for the nine months ended September 30, 2017 was $7.1 million and cash flows from operations was $6.9 million. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $20.9 million from the proceeds from the sale of Wesley Village and $8.3 million of cash flows from operations and cash on hand. For the purposes of determining the source of our distributions paid, we assume first that we use cash flows from operations from the relevant periods to fund distribution payments. All non-operating expenses (including general and administrative expenses to the extent not covered by cash flows from operations), debt service and other obligations are assumed to be paid from our dividend reinvestment plan as permitted by our offering documents and loan agreements. See the reconciliation of FFO to net income above.
As described in the Proxy Statement, subsequent to our payment of the September 2017 monthly distribution, we ceased paying regular monthly distributions. We do not expect to pay regular monthly distributions. However, if the Plan of Liquidation is not approved by our stockholders, we intend to pursue a longer-term business plan for the Core-Portfolio Properties and sell our remaining properties. We would likely distribute a portion of the net proceeds from such property sales to our stockholders. We may begin paying regular monthly distributions again, but such distributions likely would be at an amount less than our previous regular monthly distributions, as would be appropriate for our smaller size. We can give no assurance, however, that these expectations would be realized.
From inception through September 30, 2017, we paid aggregate distributions of $86.0 million, and our cumulative net income for the same period was $10.1 million.
In addition, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward - Looking Statements,” “Market Outlook — MultiFamily Real Estate and Finance Markets,” “Liquidity and Capital Resources” and “Results of Operations” herein, the risks discussed in Part II, Item 1A “Risk Factors” herein, the risks in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 10, 2017, and in the Proxy Statement. Those factors include: the future operating performance of our investments in the existing real estate and financial environment, our ability to refinance existing indebtedness at comparable terms and our ability to successfully dispose of some of our assets pursuant to our execution of our strategic alternatives. In the event our FFO and/or cash flows from operations decrease further in the future as a result of the disposition of additional real estate investments, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flows from operations.
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
Distributions Paid
On October 2, 2017, we paid distributions of $0.9 million, which related to distributions declared for September 2017 in the amount of $0.04460959 per share of common stock to stockholders of record as of the close of business on September 20, 2017.
Dispositions Subsequent to September 30, 2017
Disposition of Legacy Grand at Concord
On February 18, 2014, we, through an indirect wholly owned subsidiary, purchased a 240-unit apartment complex (“Legacy Grand at Concord”) on approximately 18.4 acres of land located in Concord, North Carolina. On October 30, 2017, we completed the sale of Legacy Grand at Concord to an unaffiliated buyer for $32.9 million, net of closing costs and fees. In connection with the disposition of Legacy Grand at Concord, we repaid the entire $22.1 million principal balance and all other sums due under the mortgage loan secured by Legacy Grand at Concord, including a prepayment fee of $0.9 million.
Disposition of Millennium Apartment Homes
On June 7, 2013, we, through an indirect wholly owned subsidiary, purchased a 305-unit apartment complex (“Millennium Apartment Homes”) on approximately 32.9 acres of land located in Greenville, South Carolina. On October 31, 2017, we completed the sale of Millennium Apartment Homes to an unaffiliated buyer for $35.6 million, net of closing costs and fees. In connection with the disposition of Millennium Apartment Homes, we repaid the entire $19.8 million principal balance and all other sums due under the mortgage loan secured by Millennium Apartment Homes, including a prepayment fee of $0.2 million.
Disposition of Legacy at Martin’s Point
On May 31, 2012, we, through an indirect wholly owned subsidiary, purchased a 256-unit apartment complex (“Legacy at Martin’s Point”) on approximately 13.2 acres of land located in the Chicago suburb of Lombard, Illinois. On October 31, 2017, we completed the sale of Legacy at Martin’s Point to an unaffiliated buyer for $37.6 million, net of closing costs and fees. In connection with the disposition of Legacy at Martin’s Point, we repaid the entire $21.5 million principal balance and all other sums due under the mortgage loan secured by Legacy at Martin’s Point, including a prepayment fee of $0.5 million.

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
Interest rate fluctuations will generally not affect our future earnings or cash flows related to our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. As of September 30, 2017, the fair value estimate of our fixed rate debt was $217.1 million and the outstanding principal balance of our fixed rate debt was $214.9 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated as of September 30, 2017. With respect to our fixed rate instruments, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our ongoing operations.
Conversely, to the extent we have any variable rate debt, movements in interest rates on variable rate debt would change our future earnings and cash flows, but generally not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. As of September 30, 2017, we did not have any variable rate debt outstanding.
The weighted-average interest rate of our fixed rate debt as of September 30, 2017 was 3.5%. The weighted-average interest rate represents the actual interest rate in effect as of September 30, 2017.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Please see the risks discussed below, in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 10, 2017, and in the Proxy Statement.
We exhausted funds available for all redemptions for the remainder of 2017 in August 2017.
Because of limitations on the dollar value of shares that may be redeemed under our share redemption program as described below, we exhausted funds available for all redemptions for the remainder of 2017 in January 2017 and funds available for Special Redemptions for the remainder of 2017 in August 2017. As of September 30, 2017, we had a total of $3.6 million of outstanding and unfulfilled ordinary redemption and Special Redemptions requests.

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

•
We may redeem only the number of shares that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided that we may not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once we have redeemed $1.5 million of shares under our share redemption program, including in connection with Special Redemptions, the remaining $0.5 million of the $2.0 million annual redemption limit shall be reserved exclusively for shares being redeemed in connection with a Special Redemption. Notwithstanding anything contained in this paragraph to the contrary, we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. We may provide this notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders.

Because of limitations on the dollar value of shares that may be redeemed under our share redemption program, we exhausted the funds available for all redemptions for the remainder of 2017 in January 2017, and in August 2017, we exhausted the funds available for Special Redemptions for the remainder of 2017. As of September 30, 2017, we had a total of $3.6 million of outstanding and unfulfilled ordinary redemption and Special Redemptions requests.

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

During the nine months ended September 30, 2017, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, which we terminated effective as of August 20, 2017, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of the Share Redemption Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Share Redemption Program
January 2017	182,847	$9.33	182,847	(3)
February 2017	6,738	9.35	6,738	(3)
March 2017	3,207	9.35	3,207	(3)
April 2017	200	8.35	200	(3)
May 2017	8,198	8.35	8,198	(3)
June 2017	10,357	8.35	10,357	(3)
July 2017	4,016	8.35	4,016	(3)
August 2017	1,339	8.35	1,339	(3)
September 2017	—	—	—	(3)
Total	216,902		216,902
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
(3) We limit the dollar value of shares that may be redeemed under our share redemption program as described above. In January 2017, we exhausted the $1.5 million of funds available for all redemptions in 2017 and in August 2017, we exhausted $0.5 million of funds available for Special Redemptions for 2017. As of September 30, 2017, we had a total of $3.6 million outstanding and unfulfilled ordinary redemption and Special Redemptions requests, representing 444,284 shares. We recorded $1.5 million of redemptions payable in other liabilities on the accompanying consolidated balance sheets.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits

Ex.	Description

2.1	Plan of Complete Liquidation and Dissolution, incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed September 22, 2017

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

10.1
Agreement for Purchase and Sale - Legacy at Valley Ranch Apartments, by and between KBS Legacy Partners Dakota Hill LLC and RREF III-P Elite Venture, LLC, made and entered into as of September 5, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K, filed September 8, 2017

10.2
Agreement for Purchase and Sale - Crystal Park at Waterford Apartments, by and between KBS Legacy Partners Crystal LLC and RREF III-P Elite Venture, LLC, made and entered into as of September 5, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K, filed September 8, 2017

10.3
Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and RREF III-P Elite Venture, LLC, made and entered into as of September 5, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Periodic Report on Form 8-K, filed September 8, 2017

10.4
Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and RREF III-P Elite Venture, LLC, made and entered into as of September 5, 2017, incorporated by reference to Exhibit 10.4 to the Company’s Periodic Report on Form 8-K, filed September 8, 2017

10.5
First Amendment to Agreement for Purchase and Sale - Legacy at Valley Ranch Apartments, by and between KBS Legacy Partners Dakota Hill LLC and RREF III-P Elite Venture, LLC, dated as of October 2, 2017

10.6	First Amendment to Agreement for Purchase and Sale - Crystal Park at Waterford Apartments, by and between KBS Legacy Partners Crystal LLC and RREF III-P Elite Venture, LLC, dated as of October 2, 2017

10.7	First Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and RREF III-P Elite Venture, LLC, dated as of October 2, 2017

10.8
First Amendment to Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and RREF III-P Elite Venture, LLC, dated as of October 2, 2017

10.9
Second Amendment to Agreement for Purchase and Sale - Legacy at Valley Ranch Apartments, by and between KBS Legacy Partners Dakota Hill LLC and RREF III-P Elite Venture, LLC, dated as of November 6, 2017

10.10
Second Amendment to Agreement for Purchase and Sale - Crystal Park at Waterford Apartments, by and between KBS Legacy Partners Crystal LLC and RREF III-P Elite Venture, LLC, dated as of November 6, 2017

10.11	Second Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and RREF III-P Elite Venture, LLC, dated as of November 6, 2017

10.12
Second Amendment to Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and RREF III-P Elite Venture, LLC, dated as of November 6, 2017

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	November 13, 2017	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	November 13, 2017	By:	/s/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)