Form 10-K
period 2017-12-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2018-03-09
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate4 by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the Registrant’s shares of common stock. On December 9, 2016, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $9.35 (unaudited) based on the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities, divided by the number of shares outstanding, all as of September 30, 2016. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 9, 2016, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016. On April 5, 2017, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $8.35 (unaudited), effective April 20, 2017. The estimated value per share was equal to the December 2016 estimated value per share of the Registrant’s common stock of $9.35 (unaudited), reduced for the impact of the $1.00 per share special distribution the Registrant paid to its stockholders on May 1, 2017 in connection with the disposition of Wesley Village. For a full description of the methodologies and assumptions used in the determination of the April 2017 estimated value per share, see the Registrant’s Current Report on Form 8-K, filed with the SEC on April 11, 2017. On December 20, 2017, the Registrant’s board of directors approved an estimated value per share of the Registrant’s common stock of $4.40 (unaudited), effective as of December 21, 2017. The Registrant’s board of directors determined the estimated value per share by subtracting the initial liquidating distribution of $4.05 per share, paid to the Registrant’s stockholders on or about December 27, 2017 pursuant to the Registrant’s plan of complete liquidation and distribution, from the Registrant’s estimated net proceeds from liquidation of $8.45 per share, resulting in an estimated value per share of $4.40 (unaudited). For a full description of the methodologies used in connection with the determination of, and the limitations of, the estimated value per share as of December 21, 2017, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 20,917,850 shares of common stock held by non-affiliates as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter.
 As of March 5, 2018, there were 21,026,756 outstanding shares of common stock of the Registrant.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Although our board of directors and our stockholders have approved the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”), we can give no assurance whether we will be able to successfully implement the Plan of Liquidation and sell our remaining real estate properties, pay our debts and distribute the net proceeds from liquidation to our stockholders as we expect.

•	We may face unanticipated difficulties, delays or expenditures relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment of liquidating distributions.

•
We can give no assurance regarding the timing of the sale of our remaining real estate properties in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for such properties and the amount and timing of any additional liquidating distributions we pay to our stockholders.

•	We may face risks associated with legal proceedings, including stockholder litigation, that may be instituted against us related to the Plan of Liquidation.

•	Disruptions in the financial markets and uncertain economic conditions could adversely affect the implementation of our Plan of Liquidation.

•
We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, and our sub-advisor, KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), which is a joint venture among KBS Capital Advisors and Legacy Partners Residential Realty LLC (“LPRR LLC”), the co-manager of the Sub-Advisor, to manage our investments, to provide certain other services and to carry out our liquidation and dissolution pursuant to the Plan of Liquidation. We are dependent on Legacy Partners, Inc., formerly known as Legacy Partners Residential, Inc. (“LPI”), an affiliate of the Sub-Advisor, to provide property management services for our remaining real estate properties.

•
All of our executive officers, some of our directors and other key real estate professionals are also officers, managers, directors, key professionals and/or holders of a controlling interest in our advisor, the Sub-Advisor, KBS Capital Markets Group LLC, the entity that acted as our dealer manager, our property manager and other sponsor-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s and our property manager’s compensation arrangements with us and other programs and investors advised by our sponsors. Fees paid to our advisor in connection with the management of our properties are based on the cost of the property, not on the quality of the services rendered to us. This arrangement could result in unanticipated actions.

•
We pay substantial fees to and expenses of our advisor and its affiliates and our property manager and, in connection with our public offerings, we paid substantial fees to participating broker-dealers. These payments increase the risk that our stockholders will not earn a profit on their investment and increase the risk of loss to our stockholders.

•
We depend on tenants for our revenue. Revenues from our remaining real estate properties could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults or early termination or non-renewal of existing tenant leases) and/or lower rental rates, reducing our stockholder’s overall return on their investment and the amount of any additional liquidating distributions we pay to our stockholders.

•
On December 19, 2017, in connection with the implementation of the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of January 21, 2018. Thus, the last redemption date under the share redemption program would have been December 29, 2017. However, because of certain limitations on the dollar value of shares that could have been redeemed under our share redemption program, we exhausted funds available for all redemptions for the remainder of 2017 in January 2017 and funds available for redemptions in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (each as defined in the share redemption program document and, together with redemptions in connection with a stockholder’s death, “Special Redemptions”) for the remainder of 2017 in August 2017. As such, we were unable to redeem any shares on December 29, 2017.

•
During the calendar year ended December 31, 2017, we disposed of seven real estate properties. As a result of our disposition activity, our general and administrative expenses, which are not directly related to the size of our real estate portfolio, have increased significantly as a percentage of our cash flow from operations and will continue to increase to the extent we sell additional assets pursuant to the Plan of Liquidation.

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
KBS Capital Advisors is our external advisor. As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations and our remaining real estate properties. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors delegates certain advisory duties to the Sub-Advisor. Notwithstanding such delegation to the Sub-Advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors made recommendations on all of our investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, approved our investments. KBS Capital Advisors, either directly or through the Sub-Advisor, also provides asset management, marketing, investor-relations and other administrative services on our behalf. LPI is the property manager for our remaining real estate properties. We have no paid employees.
Peter M. Bren, our President and one of our directors, Keith D. Hall, Peter McMillan III, one of our Executive Vice Presidents, and Charles J. Schreiber, Jr. control and indirectly own KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. We refer to KBS Holdings LLC as our “KBS sponsor.” Indirectly through their trusts, W. Dean Henry, our Chairman of the Board, Chief Executive Officer and one of our directors, Guy K. Hays, one of our Executive Vice Presidents, and C. Preston Butcher, our former Chairman of the Board, former Chief Executive Officer and a former director, own and control LPRR LLC and LPI. Together with LPRR LLC, we refer to Messrs. Butcher, Henry and Hays as our “Legacy sponsors.”
As of December 31, 2017, we owned four apartment communities, all of which were under contract to sell (the “Core-Portfolio Properties” and the sale of such real estate properties, the “Core-Portfolio Sale”). On February 8, 2018, we completed the sale of two of the Core-Portfolio Properties. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Dispositions Subsequent to December 31, 2017.” We anticipate completing the sale of our remaining real estate properties by the end of the first quarter of 2018.
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
We sold an aggregate of 22,031,350 shares of common stock in the Offerings for gross offering proceeds of $218.9 million, including an aggregate of 2,815,940 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $27.4 million. Also as of December 31, 2017, we had redeemed 1,024,594 shares sold in the Offerings for $9.9 million.

Plan of Liquidation
On January 21, 2016, our board of directors formed a special committee (the “Special Committee”) composed of all of our independent directors to explore the availability of strategic alternatives involving our company with the goal of providing liquidity options for our stockholders while preserving and maximizing overall returns on our investment portfolio. As part of the process of exploring strategic alternatives, on April 5, 2016, the Special Committee engaged Robert A. Stanger & Co., Inc. (“Stanger”) to act as our financial advisor and to assist us and the Special Committee with this process. Under the terms of the engagement, Stanger provided various financial advisory services, as requested by the Special Committee as customary for an engagement in connection with exploring strategic alternatives. Subsequently, we engaged Holliday Fenoglio Fowler, L.P., a leading provider of commercial real estate and capital markets services and an unaffiliated independent third party, to market our real estate properties for sale.
On August 14, 2017, in connection with a review of potential strategic alternatives available to us, our board of directors unanimously approved the sale of all of our real estate properties and our dissolution pursuant to the terms of the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling our real estate properties, paying our debts and distributing the net proceeds from liquidation to our stockholders. On December 19, 2017, our stockholders approved the Plan of Liquidation. For more information, see the Plan of Liquidation, which is included as an exhibit to this Annual Report on Form 10-K.
In accordance with the Plan of Liquidation, our objectives for 2018 are to (i) complete the orderly liquidation of our company pursuant to the Plan of Liquidation; and (ii) maximize stockholder value by selling all of our remaining real estate properties, paying our debts, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. We expect to complete these activities within 12 months after the December 19, 2017 stockholder approval of the Plan of Liquidation. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our remaining real estate properties with the goal of maximizing stockholder value. We expect to pay multiple liquidating distributions, including the Initial Liquidating Distribution (defined below), to our stockholders during the liquidation process and to pay the final liquidating distribution after we sell our remaining real estate properties, pay all of our known liabilities and provide for unknown liabilities.
However, we can give no assurance regarding the timing of the sale of our remaining real estate properties in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for such properties, and the amount or timing of any additional liquidating distributions we pay to our stockholders. If we cannot sell our remaining real estate properties and pay our debts within 24 months from December 19, 2017, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust.
Pursuant to the Plan of Liquidation, on December 20, 2017, our board of directors authorized an initial liquidating distribution in the amount of $4.05 per share of common stock to our stockholders of record as of the close of business on December 21, 2017 (the “Initial Liquidating Distribution”). The Initial Liquidating Distribution was paid on December 27, 2017 and was funded from proceeds from real estate property sales. We do not expect to pay regular distributions during the liquidation process.
Real Estate Portfolio
We made all of our equity investments in core apartment communities that had relatively low investment risk characteristics, with the goal of attaining a portfolio of income-producing properties that provide attractive and stable returns to our investors.
As of December 31, 2017, we owned the Core-Portfolio Properties, all of which were under contract to sell. On February 8, 2018, we completed the sale of two of the Core-Portfolio Properties. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events — Dispositions Subsequent to December 31, 2017.” We anticipate completing the sale of our remaining real estate properties by the end of the first quarter of 2018.

The four Core-Portfolio Properties encompass 1.4 million rentable square feet. The following table illustrates our geographic diversification based on total occupied units and total annualized base rent as of December 31, 2017.

Location (State)	Annualized Base Rent (in thousands) (1)	% of Portfolio Annualized Base Rent	Occupied Units	% of Portfolio Occupied Units
Maryland (2)	$9,450	49%	$523	44%
Texas (3)	6,472	34%	479	40%
Missouri	3,371	17%	183	16%
	$19,293	100%	$1,185	100%
_____________________
(1) Annualized base rent represents annualized contractual rent from tenant leases in effect as of December 31, 2017, adjusted to reflect any contractual tenant concessions.
(2) On February 8, 2018, we sold Crystal Park at Waterford. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Dispositions Subsequent to December 31, 2017 – Disposition of Crystal Park at Waterford.”
(3) On February 8, 2018, we sold Legacy at Valley Ranch. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Dispositions Subsequent to December 31, 2017 – Disposition of Legacy at Valley Ranch.”
Description of Our Apartment Leases.  We expect that our remaining real estate properties will lease to their tenants under similar lease terms. Consistent with the multifamily industry, we anticipate that our lease terms will range from month-to-month up to fourteen months. These terms provide maximum flexibility for us to implement rental increases when the market will bear such increases.
Financing Objectives
We financed all of our real estate properties with a combination of the proceeds we received from the Offerings and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders.  As of December 31, 2017, we had $131.6 million of fixed-rate debt outstanding with a weighted-average interest rate of 3.5%. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2017, our borrowings and other liabilities were approximately 65% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets.
Subsequent to December 31, 2017, in connection with the dispositions of Legacy at Valley Ranch and Crystal Park at Waterford, we entered into defeasance agreements with the respective lenders under the mortgage loans secured by Legacy at Valley Ranch (the “Legacy at Valley Ranch Mortgage Loan”) and Crystal Park at Waterford (the “Crystal Park at Waterford Mortgage Loan”) to defease the entire outstanding principal balance under each of the loans and release Legacy at Valley Ranch and Crystal Park at Waterford as security for the Legacy at Valley Ranch Mortgage Loan and Crystal Park at Waterford Mortgage Loan, respectively. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events — Dispositions Subsequent to December 31, 2017.”
Economic Dependency
We are dependent on our advisor and the Sub-Advisor for certain services that are essential to us, including the management of the daily operations of our remaining real estate properties; the disposition of our remaining real estate properties and other general and administrative responsibilities. We are also dependent on LPI to provide the property management services under the Property Management Agreements.  In the event that these companies are unable to provide any of the respective services, we will be required to obtain such services from other sources.

Competitive Market Factors
We face competition from various entities in relation to our apartment communities, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be willing to accept lower returns on their investment. Competition from these entities may increase the bargaining power of persons or entities seeking to buy apartment communities. Although we believe that we are well-positioned to compete effectively in each facet of our business, including the implementation of the Plan of Liquidation, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition that could limit our ability to conduct our business effectively. As a result, our financial condition, results of operations, cash flow and ability to successfully implement our Plan of Liquidation may be adversely affected.
We also face competition from many of the types of entities referenced above regarding the disposition of our remaining real estate properties. These entities may possess properties in similar locations and/or of the same property types as ours and may be attempting to dispose of these properties at the same time we are attempting to dispose of our remaining real estate properties, providing potential purchasers with a larger number of properties from which to choose and potentially decreasing the sales price for such properties. Additionally, these entities may be willing to accept a lower return on their individual investments, which could further reduce the sales price of our remaining real estate properties. This competition could decrease the sales proceeds we receive for our remaining real estate properties, assuming we are able to sell such properties, which could adversely affect our cash flows, the overall return on our stockholders’ investment and the amount and timing of any additional liquidating distributions we pay to our stockholders.
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
Each of our real estate properties was subject to a Phase I environmental assessment prior to the time it was acquired. Our real estate properties are subject to potential environmental liabilities arising primarily from historic activities at or in the vicinity of the properties. Based on our environmental diligence and assessments of our real estate properties and our purchase of pollution and remediation legal liability insurance, we do not believe that environmental conditions at our properties are likely to have a material adverse effect on our operations or the implementation of the Plan of Liquidation.
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
The following are some of the risks and uncertainties that could cause our actual results, including those related to the implementation of the Plan of Liquidation, to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.
Risks Related to the Plan of Liquidation
Our expectations about the amount of any additional liquidating distributions we pay to our stockholders and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect.
As of December 20, 2017, based upon (i) the aggregate of the following amounts (a) the net proceeds we have received from the sale of real estate properties through December 20, 2017, (b) the contractual aggregate consideration to be received by us from the Core-Portfolio Sale, less applicable closing credits and (c) our estimate of cash flows from operations we will receive through the projected sale date of the Core-Portfolio Properties, reduced by (ii) the aggregate of the following amounts (a) our remaining estimated indebtedness, including pre-payment penalties, (b) the estimated disposition costs and fees relating to the Core-Portfolio Sale, and (c) the estimated corporate and other liquidation and dissolution costs through the completion of our liquidation and dissolution, we estimated that our net proceeds from liquidation and, therefore, the amount of cash that our stockholders would receive for each share of our common stock that they then hold is $8.45 per share. This amount would be in addition to the previous $1.00 per share special distribution we paid to our stockholders on May 1, 2017 in connection with the disposition of Wesley Village, but includes the $4.05 per share Initial Liquidating Distribution.
In accordance with the Plan of Liquidation, our objectives for 2018 are to (i) complete the orderly liquidation of our company pursuant to the Plan of Liquidation; and (ii) maximize stockholder value by selling all of our remaining real estate properties, paying our debts, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. We expect to complete these activities within 12 months after the December 19, 2017 stockholder approval of the Plan of Liquidation. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our remaining real estate properties with the goal of maximizing stockholder value. We expect to pay multiple liquidating distributions, including the Initial Liquidating Distribution, to our stockholders during the liquidation process and to pay the final liquidating distribution after we sell our remaining real estate properties, pay all of our known liabilities and provide for unknown liabilities.
We can give no assurance regarding the timing of the sale of our remaining real estate properties in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for such properties, and the amount or timing of any additional liquidating distributions we pay to our stockholders. If we cannot sell our remaining real estate properties and pay our debts within 24 months from December 19, 2017, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments and other future capital needs.
Pursuant to the Plan of Liquidation, on December 20, 2017, our board of directors authorized the Initial Liquidating Distribution in the amount of $4.05 per share of common stock to our stockholders of record as of the close of business on December 21, 2017. The Initial Liquidating Distribution was paid on December 27, 2017 and was funded from proceeds from real estate property sales. We do not expect to pay regular distributions during the liquidation process.
Our expectations about the amount of any additional liquidating distributions that we pay to our stockholders and when we will pay them are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions we pay to our stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the ultimate amount of liquidating distributions received by our stockholders including, among other factors: (i) the actual dates of the closings of, and the ultimate amount of aggregate consideration received from, the Core-Portfolio Sale; (ii) the amount of taxes, transaction fees and expenses relating to the Plan of Liquidation; and (iii) amounts needed to pay or provide for our liabilities and expenses, including unanticipated or contingent liabilities that could arise.

In the event that the Core-Portfolio Sale is not completed, we intend to seek to sell the remaining Core-Portfolio Properties to another buyer or buyers.
In the event that the Core-Portfolio Sale is not completed, we intend to seek to sell the remaining Core-Portfolio Properties to another buyer or buyers. There can be no guarantee that the proceeds from such sale or sales would equal or exceed the consideration contemplated by the Core-Portfolio Sale Agreements (defined below). In addition, in the event that we breach the Core-Portfolio Sale Agreements and fail to sell the Core-Portfolio Properties in accordance with the terms of the Core-Portfolio Sale Agreements, the purchaser may either commence an action for specific performance under the Core-Portfolio Sale Agreement, but not for damages of any kind, and recover its attorney’s fees incurred in connection therewith, or terminate the Core-Portfolio Sale Agreements and receive a refund of its earnest money deposit.
Our liquidating distributions may be delayed or reduced if our remaining real estate properties, each of which is under contract for sale, do not close for the price or on the date expected.
We have entered into agreements to sell each of our remaining properties, each of which is a Core-Portfolio Property (the “Core-Portfolio Sale Agreements”). The Core-Portfolio Sale is subject to satisfaction of closing conditions. If the sale of either of the remaining Core-Portfolio Properties does not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for such properties, which we may be unable to do promptly or at prices or on terms that are as favorable as the original Core-Portfolio Sale Agreements. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for these properties. These additional costs are not included in our projections. In the event that we incur these additional costs, any additional liquidating disbursements we pay to our stockholders would be delayed or reduced.
No assurance can be given as to the amount of liquidating distributions our stockholders will ultimately receive.
If our liquidation costs or unpaid liabilities are greater than we expect, any additional liquidating distributions we pay to our stockholders may be delayed or reduced.
Before paying the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. The board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium that has not yet been determined. The board of directors may also decide to establish a reserve fund to pay these contingent claims. The amounts of the various transaction costs in the liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our range of estimated net proceeds from liquidation. To the extent that we have underestimated these costs in calculating our projections, our actual net proceeds from liquidation per share may be lower than our estimated net proceeds from liquidation per share. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, or if we establish a reserve fund, any additional liquidating distributions we pay to our stockholders may be delayed or reduced.

Pursuing the Plan of Liquidation may cause us to fail to qualify as a REIT, which would dramatically lower any additional liquidating distributions we pay to our stockholders.
For so long as we qualify as a REIT and distribute all of our REIT taxable income, we generally are not subject to federal income tax. Although the board of directors does not presently intend to terminate our REIT status prior to paying the final liquidating distribution to our stockholders and our dissolution, the board of directors may take actions pursuant to the Plan of Liquidation that would result in such a loss of REIT status. Upon payment of the final liquidating distribution and our dissolution, our existence and our REIT status will terminate. However, there is a risk that our actions during the liquidation process may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT prior to completion of the Plan of Liquidation. For example, to qualify as a REIT, generally at least 75% of our gross income in each taxable year must come from real estate sources and generally at least 95% of our gross income in each taxable year must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We may encounter difficulties satisfying these requirements during the liquidation process. In addition, in connection with that process, we may recognize ordinary income in excess of the cash received. The REIT rules require us to pay out a large portion of our ordinary income in the form of a dividend to our stockholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we were unable to borrow to fund the required dividend or find another way to meet the REIT distribution requirements, we may cease to qualify as a REIT. Although we expect to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):

•	not be allowed a deduction for dividends paid to stockholders in computing our taxable income;

•	be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income, including recognized gains, at regular corporate rates;

•	be subject to increased state and local taxes; and

•	be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four following taxable years.
As a result of these consequences, our failure to qualify as a REIT could substantially reduce the amount of any additional liquidating distributions we pay to our stockholders.
Pursuing the Plan of Liquidation may cause us to be subject to federal income tax, which would reduce the amount of any additional liquidating distribution we pay to our stockholders.
We generally are not subject to federal income tax to the extent that we distribute to our stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year. However, we are subject to federal income tax to the extent that our taxable income exceeds the amount of dividends paid to our stockholders for the taxable year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year, plus 95% of our capital gain net income for that year, plus 100% of our undistributed taxable income from prior years. Although we intend to pay distributions to our stockholders sufficient to avoid the imposition of any federal income tax on our taxable income and the imposition of the excise tax, differences in timing between the actual receipt of income and actual payment of deductible expenses, and the inclusion of such income and deduction of such expenses in arriving at our taxable income, could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay federal income and excise taxes. The cost of borrowing or the payment of federal income and excise taxes would reduce the amount of any additional liquidating distributions we pay to our stockholders.
So long as we continue to qualify as a REIT, any net gain from “prohibited transactions” will be subject to a 100% tax. “Prohibited transactions” are sales of property held primarily for sale to customers in the ordinary course of a trade or business. The prohibited transactions tax is intended to prevent a REIT from retaining any profit from the sales of properties held primarily for sale to customers in the ordinary course of business. The Internal Revenue Code of 1986, as amended (the “Code”) provides for a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. Whether a property held primarily for sale to customers in the ordinary course of a trade or business is a highly factual determination. We believe that all of our remaining real estate properties are held for investment and the production of rental income, and that none of the prior sales of our real estate properties or contemplated sales of our remaining real estate properties will constitute a prohibited transaction. We do not believe that the sales of our remaining real estate properties pursuant to the Plan of Liquidation should be subject to the prohibited transactions tax. However, due to the anticipated sales volume and other factors, the contemplated sales may not qualify for the protective safe harbor. There can be no assurances that the Internal Revenue Service (the “IRS”) will not successfully challenge the characterization of properties we hold for purposes of applying the prohibited transaction tax.

Distributing beneficial interests in a liquidating trust may trigger tax consequences to our stockholders.
The REIT provisions of the Code generally require that each year we distribute as a dividend to our stockholders 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). Any additional liquidating distributions we pay to our stockholders pursuant to the Plan of Liquidation will qualify for the dividends paid deduction, provided that they are paid within 24 months of December 19, 2017, the date our stockholders approved the Plan of Liquidation. Conditions may arise which cause us not to be able to liquidate within such 24-month period. For instance, it may not be possible to sell our remaining real estate properties at acceptable prices during such period. In such event, rather than retain our remaining real estate properties and risk losing our status as a REIT, we may elect to transfer our remaining assets and liabilities to a liquidating trust in order to meet the 24-month requirement. We may also elect to transfer our remaining assets and liabilities to a liquidating trust within such 24-month period and seek relief from the SEC from certain reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”) to avoid the costs of operating as a public company, or if the board of directors and Special Committee determine that it is otherwise advantageous or appropriate to do so. Such a transfer would be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, a stockholder would recognize gain to the extent such stockholder’s share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder’s basis in the stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability. To the extent such stockholder’s share of the cash and the fair market value of any assets received by the liquidating trust is less than the stockholder’s basis in the stock, such loss is expected to be recognizable at the time of the transfer to the liquidating trust, but not before such time. In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder’s gain at the time the beneficial interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of assets received by the liquidating trust on a sale of the assets. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the Code.
Our sole and exclusive remedy if the purchaser fails to consummate the purchase of the remaining Core-Portfolio Properties is payment to us of the purchaser’s earnest money.
In the event that the purchaser fails to honor its contractual obligation to consummate the purchase of the remaining Core-Portfolio Properties, our sole and exclusive remedy is the payment to us of the purchaser’s earnest money deposit. We have no right to bring an action for specific performance in order to compel the purchaser to comply with its covenants or consummate the purchase of the remaining Core-Portfolio Properties. In the event that the sale of the remaining Core-Portfolio Properties is not consummated, there is no guarantee that we will be able to sell the remaining Core-Portfolio Properties for an amount equal to or exceeding the applicable consideration for such properties. The foregoing factors may reduce the cash available for any additional liquidating distributions we pay to our stockholders.
There can be no assurance that a planned liquidation pursuant to the Plan of Liquidation will maximize stockholder value to a greater extent at this time than would otherwise occur through other alternatives considered by the board of directors and the Special Committee.
Our stockholders will no longer participate in any future earnings or benefit from any increases in the value of our remaining real estate properties once such properties are sold. Although the board of directors and the Special Committee each believes that a planned liquidation is more likely to maximize stockholder value at this time than otherwise would occur through the other alternatives considered by the board of directors and the Special Committee, it is possible that pursuing one or more of the other alternatives would maximize stockholder value to a greater extent at this time.
In certain circumstances, the board of directors may terminate, amend, modify or delay implementation of the Plan of Liquidation.
In order to dissolve, we will file articles of dissolution (“Articles of Dissolution”) with the State Department of Assessments and Taxation of Maryland (the “SDAT”), our jurisdiction of incorporation, to dissolve our company as a legal entity following the satisfaction of our outstanding liabilities. Prior to the acceptance for record of the Articles of Dissolution by the SDAT, the board of directors may terminate the Plan of Liquidation for any reason, subject to and contingent upon the approval of such termination by our stockholders. The board of directors or, if a liquidating trust is established, the trustees of the liquidating trust, may make certain modifications or amendments to the Plan of Liquidation without further action by or approval of our stockholders to the extent permitted under then-current law.

Our stockholders could, in some circumstances, be held liable for amounts they received from us in connection with our dissolution.
If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if we transfer our assets to a liquidating trust and the contingency reserve and the assets held by the liquidating trust are less than the amount ultimately found payable in respect of expenses and liabilities, each of our stockholders could be held liable for the payment to our creditors of such stockholder’s pro rata portion of the excess, limited to the amounts previously received by the stockholder in distributions from us or the liquidating trust, as applicable. If a court holds at any time that we failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from paying liquidating distributions under the Plan of Liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of such expenses and liabilities. Any such action could delay or substantially diminish the amount of any additional liquidating distributions we pay to our stockholders or holders of beneficial interests of any liquidating trust.
We will continue to incur the expenses of complying with public company reporting requirements.
Until our liquidation and dissolution is complete, we have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. Moreover, though our stockholders approved certain amendments to our charter and thus our charter no longer requires us to provide audited financial statements to our stockholders, any decision we make to cease providing audited financial statements to our stockholders would require that the SEC grant us relief from certain reporting requirements under the Exchange Act. In order to curtail expenses, we intend, after filing our Articles of Dissolution, to seek relief from the SEC from certain reporting requirements under the Exchange Act. We anticipate that, if such relief is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution, along with any other reports that the SEC might require, but would discontinue filing annual and quarterly reports on Forms 10-K and 10-Q. However, the SEC may not grant any such relief. To the extent that we delay filing the Articles of Dissolution or if the SEC does not grant such relief, we would be obligated to continue complying with the applicable reporting requirements of the Exchange Act. The expenses we incur in complying with the applicable reporting requirements would reduce the amount of any additional liquidating distributions we pay to our stockholders.
The Plan of Liquidation may lead to stockholder litigation, which could result in substantial costs and distract our management.
Extraordinary corporate actions by a company, such as the Plan of Liquidation or the Core-Portfolio Sale, sometimes lead to lawsuits being filed against that company or its management or both. We may become involved in this type of litigation in connection with the Plan of Liquidation. As of March 1, 2018, no such lawsuits relative to the Plan of Liquidation were pending or, to our knowledge, threatened. However, if such a lawsuit is filed against us, the litigation could be expensive and divert management’s attention from implementing the Plan of Liquidation.

Our directors and officers, our advisor, the Sub-Advisor, LPI and their affiliates have conflicts of interest that may cause them to manage our liquidation in a manner not solely in the best interest of our stockholders.
Our directors and officers, our advisor, the Sub-Advisor, LPI and their affiliates have interests in the liquidation that are different from a stockholder’s interest. The board of directors and the Special Committee each was aware of these actual and potential conflicts of interest and considered them in approving the Plan of Liquidation and recommending it to our stockholders. Some of the conflicts of interest presented by the liquidation are summarized below.

•
Two of our executive officers, Messrs. Bren and McMillan, are officers of our advisor and/or one or more of our advisor’s affiliates and are compensated by those entities, in part, for their service rendered to us. Two of our other executive officers, Messrs. Henry and Hays, are officers of LPI and/or one or more of LPI’s affiliates and are compensated by those entities, in part, for their service rendered to us. We currently do not pay any direct compensation to our executive officers. Messrs. Bren and Henry are also two of our directors.

•
Pursuant to the terms of the advisory agreement, our advisor is expected to be entitled to, or has received, disposition fees in connection with the sale of our real estate properties, including the Core-Portfolio Properties. These disposition fees are estimated to be approximately $3.1 million, depending upon the prices we receive for the sale of our remaining real estate properties.

•
LPI earns property management fees from us and receives certain reimbursements from us for its services. LPI will continue to earn such fees and receive reimbursements as long as we continue to own any real estate properties. Based on the real estate properties we owned as of September 22, 2017, the date we filed our definitive proxy statement relating to, among other matters, the Plan of Liquidation, with the SEC (the “Proxy Statement”), including the remaining Core-Portfolio Properties, we project that we may pay LPI an aggregate of approximately $0.3 million during the liquidation process, although this estimate may vary significantly based on the timing of the sales of our remaining real estate properties.

•
Mr. Kachadurian, one of the Company’s independent directors, serves on the board of directors of the buyer of Wesley Village, which we sold on March 9, 2017, and also serves as an officer of the external manager to such buyer. Although not anticipated, such buyer could bid on one of our remaining real estate properties.

•
The Sub-Advisor owns a total of 20,000 shares of our common stock, for which we estimate it will receive aggregate liquidating distributions, including the Initial Liquidating Distribution, of approximately $170,000 in connection with our liquidation.

Because of the above conflicts of interest, our directors, our officers, our advisor, the Sub-Advisor, LPI and their affiliates may be motivated to make decisions or take actions based on factors other than the best interest of our stockholders throughout the liquidation process.
We depend on our sponsors, our officers and our advisor and the real estate professionals assembled by our advisor to conduct our operations and implement the Plan of Liquidation, and on LPI to manage our remaining real estate properties, and our sponsors, our officers and our advisor and the real estate professionals assembled by our advisor and LPI each face competing demands on their time, which could hinder our operating performance and the implementation of the Plan of Liquidation, and reduce the amount of any additional liquidating distributions we pay to our stockholders.
We depend on our sponsors, our officers, KBS Capital Advisors and on our advisor’s real estate professionals for the day-to-day operation of our business and to implement the Plan of Liquidation, and on LPI to manage our remaining real estate properties. KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”), KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”), each of which is a KBS-sponsored non-traded REIT, and other KBS-advised institutional investors are also advised by our advisor or affiliates of our advisor and rely on many of the same real estate professionals as we do. In addition, our advisor depends upon the fees and other compensation that it receives from us, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, and other KBS-sponsored programs in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of KBS Capital Advisors or LPI or our relationship with KBS Capital Advisors or LPI could hinder their ability to successfully conduct our operations and manage our remaining real estate properties and could reduce the amount of any additional liquidating distributions we pay to our stockholders.
Mr. Bren, Jeffrey K. Waldvogel and Ms. Stacie K. Yamane are executive officers of KBS REIT II, KBS REIT III and KBS Growth & Income REIT, Mr. McMillan is an executive officer of KBS REIT II and KBS REIT III and Mr. Bren is a director of KBS Growth & Income REIT and is an executive officer of KBS Realty Advisors and its affiliates, the advisors of the other KBS-sponsored programs and the investment advisors to KBS-advised investors in real estate and real estate-related assets. In addition, Messrs. McMillan and Waldvogel and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II.

Mr. Henry is Chief Executive Officer of LPI, a firm that, through affiliated entities, also manages a residential real estate portfolio in addition to our remaining real estate properties, for which Mr. Hays acts as President. As a result of their interests in other programs, their obligations to other investors and the fact that they engage in and they will continue to engage in other business activities, on behalf of themselves and others, Messrs. Bren, Butcher, Henry, Hays, McMillan and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us and other KBS- and Legacy-sponsored programs and other business activities in which they are involved. Should our advisor or LPI breach its fiduciary duty to us by inappropriately devoting insufficient time or resources to our business, the overall value of our stockholders’ investment and the amount of any additional liquidating distributions we pay to our stockholders may decrease.
In addition, KBS REIT II and KBS Strategic Opportunity REIT, have announced that they are exploring strategic alternatives. KBS Strategic Opportunity REIT announced that its board of directors and management believe that pursuing a perpetual life daily NAV REIT strategy provides the best opportunity for it to achieve its objectives of maximizing the return to its stockholders and providing additional liquidity for its stockholders and had filed a definitive proxy statement containing certain measures to be voted on at its annual meeting of stockholders in furtherance of those objectives. KBS Capital Advisors acts as the advisor for KBS REIT II and KBS Strategic Opportunity REIT and thus, the key real estate professionals at our advisor, including Messrs. Bren and McMillan, on whom we will depend to carry out the Plan of Liquidation, will be required to perform the potentially time-demanding duties with respect to the implementation of any strategic alternatives chosen for KBS REIT II and KBS Strategic Opportunity REIT.
All of our executive officers, some of our directors and the key real estate professionals assembled by our advisor and LPI face conflicts of interest related to their positions and/or interests in affiliates of our sponsors, which could hinder our ability to implement our business strategy and the Plan of Liquidation, and decrease the amount of any additional liquidating distributions we pay to our stockholders.
All of our executive officers, some of our directors and key real estate professionals assembled by our advisor and LPI are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the Sub-Advisor and other sponsor-affiliated entities. Through sponsor-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors in real estate and real estate-related assets. Through KBS Capital Advisors and KBS Realty Advisors, some of these persons work on behalf of KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and other KBS-sponsored programs and KBS-advised investors. And through LPI, some of these persons serve as managers for other institutional investors. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that breaches their fiduciary duties to us and harms the implementation of our business strategy and the Plan of Liquidation. If we do not successfully implement our business strategy and the Plan of Liquidation, the overall value of our stockholders’ investment and the amount of any additional liquidating distributions we pay to our stockholders may decrease.
Risks Related to an Investment in Us
Because no public trading market for our shares currently exists and because we have terminated our share redemption program, our stockholders may not realize the cash value of their shares until we complete our liquidation pursuant to the Plan of Liquidation.
There is no public market for our shares and our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards and such sale complies with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors. Moreover, we have terminated our share redemption program.
Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to the price for which they acquired the shares or to our estimated net proceeds from liquidation of $8.45 per share, less the $4.05 per share Initial Liquidating Distribution. It is also likely that our stockholders’ shares would not be accepted as the primary collateral for a loan.

Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our remaining real estate properties and the amount of any additional liquidating distributions we pay to our stockholders.
A volatile and challenging global macro-economic environment may interfere with the implementation of the Plan of Liquidation and reduce the amount of net proceeds from liquidation and therefore, reduce the amount of any additional liquidating distributions we pay to our stockholders. Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our remaining real estate properties if we are unable to sell them pursuant the applicable Core-Portfolio Sale Agreement. Furthermore, a decline in economic conditions could negatively impact real estate fundamentals and result in lower occupancy, lower rental rates and declining real estate values.
These factors could decrease the overall value of our stockholders’ investment and the amount of any additional liquidating distributions we pay to our stockholders.
The loss of or the inability of our advisor and LPRR LLC and their affiliates to retain the services of key real estate professionals could delay or hinder implementation of our business strategies and the Plan of Liquidation, which could decrease the overall value of our stockholders’ investment and the amount of any additional liquidating distributions we pay to our stockholders.
Our success depends to a significant degree upon the contributions of Messrs. Bren, Butcher, Henry and McMillan, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results and ability to implement the Plan of Liquidation could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and LPRR LLC’s and their affiliates’ ability to retain highly skilled managerial and operational professionals. Competition for such professionals is intense, and our advisor and LPRR LLC and their affiliates may be unsuccessful in retaining such skilled individuals. If we lose the services of highly skilled professionals or do not maintain appropriate strategic relationships, our ability to implement our business strategies and the Plan of Liquidation could be delayed or hindered, the overall value of our stockholders’ investment and the amount of any additional liquidating distributions we pay to our stockholders may decline.
Our stockholders may be adversely affected by the Indemnification Amendment.
Although we believe that the changes contained in one of the amendments to our charter approved by our stockholders on December 19, 2017 (the “Indemnification Amendment”) will improve our ability to retain and attract qualified directors and officers and an external advisor, the Indemnification Amendment does increase the risk that we and our stockholders will not be able to recover monetary damages from our directors if they fail to meet the statutory standard of conduct or from our officers if they fail to satisfy their duties under Maryland law or from our advisor if it fails to satisfy its duties under the charter. In addition, the Indemnification Amendment would allow for indemnification of our present and former directors and officers and our advisor and its affiliates in circumstances where indemnification had been conditioned or limited by the charter. The reduced ability to recover from present and former directors and officers and our advisor and its affiliates and the increased right to indemnification is true not only for their future acts or omissions but also for acts or omissions that occurred prior to the date of the amendment to our charter reflected in the Indemnification Amendment. The Indemnification Amendment also increases the risk that we will incur significant defense costs that would otherwise have to be borne by our present and former directors and officers and our advisor or its affiliates.
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
Our advisor and its affiliates and LPI receive substantial fees from us. These fees could influence our advisor’s and LPI’s advice to us as well as the judgment of their affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement; and

•	sales of our remaining real estate properties (including, subject to the approval of our conflicts committee, sales to affiliates), which entitle KBS Capital Advisors to disposition fees.
The fees our advisor receives in connection with the management of our assets are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. See also “— Risks Related to the Plan of Liquidation.”
Risks Related to Our Corporate Structure
Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
In order for us to qualify as a REIT for each taxable year, no more than 50% of the value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, and some entities such as private foundations. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of our capital stock. This ownership limitation could have the effect of delaying, deferring or preventing a takeover or other transaction including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets), in which our stockholders might receive a premium for their shares over the amount of any additional liquidating distributions we may pay to our stockholders or which stockholders might believe to be otherwise in their best interests.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to our stockholders.

Our stockholders have limited control over changes in our policies and operations and the Plan of Liquidation, which increases the uncertainty and risks our stockholders face.
Our board of directors determines our major policies, including our policies regarding financing, debt capitalization, REIT qualification, distributions and liquidation pursuant to the Plan of Liquidation. Our board of directors may amend or revise certain of these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Notwithstanding approval of the Plan of Liquidation by our stockholders, the board of directors or, if a liquidating trust is established, the trustees of the liquidating trust, may make certain modifications or amendments to the Plan of Liquidation without further action by or approval of our stockholders to the extent permitted under law. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.
We have terminated our share redemption program.
On December 19, 2017, in connection with the implementation of the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of January 21, 2018. Thus, the last redemption date under the share redemption program would have been December 29, 2017. However, because of certain limitations on the dollar value of shares that could have been redeemed under our share redemption program, we exhausted funds available for all redemptions for the remainder of 2017 in January 2017 and funds available for Special Redemptions for the remainder of 2017 in August 2017. As such, we were unable to redeem any shares on December 29, 2017.
Payment of fees to KBS Capital Advisors and its affiliates and LPI reduces cash available for any additional liquidating distributions we may pay to our stockholders.
KBS Capital Advisors and its affiliates and LPI perform services for us in connection with the management, leasing and disposition of our remaining real estate properties.  We pay them substantial fees for these services, which results in immediate dilution of the value of our stockholders’ investment in us and reduces the amount of cash available for any additional liquidating distributions we may pay to our stockholders.
Disposition fees, asset management fees and property management fees reduce the amount of any additional liquidating distributions we pay to our stockholders and their overall return on investment. For information relating to fees potentially payable to our affiliates in connection with the implementation of the Plan of Liquidation, see “ — Risks Relating to the Plan of Liquidation.”
General Risks Related to Investments in Real Estate
The risk factors in this section apply only if we are unable to sell our remaining real estate properties pursuant to the terms of the Core-Portfolio Sale Agreements.
Economic, market and regulatory changes that impact the real estate market generally may decrease the value of our remaining real estate properties, weaken our operating results and reduce the amount of any additional liquidating distributions we pay to our stockholders.
The performance of our remaining real estate properties is subject to the risks typically associated with real estate, including:

•	downturns in national, regional and local economic conditions;

•	competition from other residential buildings;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property difficult or unattractive;

•	changes or increases in tax, including real and personal property taxes, real estate, environmental and zoning laws;

•	natural disasters such as hurricanes, earthquakes and floods;

•	acts of war terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2011;

•	the potential for uninsured or underinsured property loss; and

•	periods of high interest rates and tight money supply.

In addition, local conditions in the markets in which we own our remaining real estate properties may significantly affect occupancy or rental rates at such properties. The risks that may adversely affect conditions in those markets include the following:

•	layoffs and relocations of significant local employers and other events negatively impacting local employment rates and the local economy;

•	an oversupply of, or a lack of demand for, apartments;

•	the inability or unwillingness of residents to pay rent increases; and

•	rent control or rent stabilization laws or other housing laws, which could prevent us from raising rents.
Any of the above factors, or a combination thereof, could result in a decrease in the value of our remaining real estate properties, which would have an adverse effect on our operations and reduce the amount of any additional liquidating distributions we pay to our stockholder.
Our remaining real estate properties are concentrated in the apartment community sector, which will leave our profitability vulnerable to a downturn or slowdown in the sector.
Our remaining real estate properties are concentrated in the apartment community sector and as a result, we are subject to risks inherent in investments in a single type of property. Thus, the potential effects on our revenues, and as a result, on cash available for any additional liquidating distributions we pay to our stockholders, resulting from a downturn or slowdown in the apartment community sector will be more pronounced than if we had more fully diversified our investments.
We depend on tenants for our revenue and, accordingly, our revenue and the amount of any additional liquidating distributions we pay to our stockholders is partially dependent upon the ability of the tenants of our remaining real estate properties to pay their rents in a timely manner. Non-renewals, terminations or lease defaults could reduce our net income and the amount of any additional liquidating distributions we pay to our stockholders.
The underlying value of our remaining real estate properties and the amount of any additional liquidating distributions we pay to our stockholders depend upon the ability of the tenants of such properties to pay their rents to us in a timely manner, and the success of our remaining real estate properties depends upon the occupancy levels, rental income and operating expenses of such properties and our company. Tenants’ ability to timely pay their rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our tenants’ ability to make lease payments and could reduce the amount of any additional liquidating distributions we pay to our stockholders and the overall value of our stockholders’ investment.
Short-term multifamily and apartment leases expose us to the effects of declining market rent, which could adversely impact the amount of any additional liquidating distributions we pay to our stockholders.
We expect that substantially all of our apartment leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
Our inability to sell a property when we want or to secure funds for future capital improvements, or other factors, could reduce the amount of any additional liquidating distributions we pay to our stockholders.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell our remaining real estate properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand.
Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. We cannot assure our stockholders that we will have funds available to correct such defects or make such improvements. Additional borrowing for capital needs and capital improvements will increase our interest expense and adversely affect our financial condition, and our inability to sell our remaining real estate properties at the time and on the terms we want could reduce our cash flow, thus reducing the overall value of our stockholders’ investment and the amount of any additional liquidating distributions we pay to our stockholders.

Competition from other apartment communities for tenants and from other entities related to the disposition of our remaining real estate properties could reduce the overall return on our stockholders’ investment and the amount of any additional liquidating distributions we pay to our stockholders.
The apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our remaining real estate properties, which would adversely affect our operations and reduce the amount of any additional liquidating distributions we pay to our stockholders. We expect to face competition from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our remaining real estate properties are located. We will face competition from various entities in relation to our remaining real estate properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Competition from these entities may increase the bargaining power of persons or entities seeking to buy apartment communities. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.
We also face competition from many of the types of entities referenced above regarding the disposition of our remaining real estate properties. These entities may possess properties in similar locations and/or of the same property types as ours and may be attempting to dispose of these properties at the same time we are attempting to dispose of our remaining real estate properties, providing potential purchasers with a larger number of properties from which to choose and potentially decreasing the sales price for such properties. Additionally, many of these entities have substantially greater financial resources than we do and may be willing to accept a lower return on their individual investments, which could further reduce the sales price of our remaining real estate properties.
Although we believe that we are well-positioned to compete effectively in each facet of our business, including the implementation of the Plan of Liquidation, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business or be able to implement the Plan of Liquidation effectively. This competition could decrease the sales proceeds we receive for our remaining real estate properties, which could adversely affect the overall return on our stockholders’ investment and the amount and timing of any additional liquidating distributions we pay to our stockholders.
Increased competition and increased affordability of single-family homes could limit our ability to retain residents, lease apartment units or increase or maintain rents.
Our remaining real estate properties compete with numerous housing alternatives in attracting residents, including single-family homes, as well as owner occupied single- and multifamily homes available to rent. Competitive housing in a particular area and the continued affordability of owner occupied single- and multifamily homes available to rent or buy could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.
Costs imposed pursuant to laws and governmental regulations may reduce our net income and the cash available for any additional liquidating distributions we pay to our stockholders.
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
Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Activities of our tenants, the condition of our real estate properties at the time we bought them, operations in the vicinity of our real estate properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real estate properties.
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, or rent our remaining real estate properties or to pledge such properties as collateral for future borrowings. Any material expenditures, fines, penalties, or damages we must pay will reduce the amount of any additional liquidating distributions we pay to our stockholders and may reduce the overall value of our stockholders’ investment.

The cost of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the cash available for any additional liquidating distributions we pay to our stockholders.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The cost of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the cash available for any additional liquidating distributions we pay to our stockholders.
Costs associated with complying with the Americans with Disabilities Act may decrease the amount of any additional liquidating distributions we pay to our stockholders.
Our remaining real estate properties may be subject to the Americans with Disabilities Act of 1990, as amended. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for any additional liquidating distributions we pay to our stockholders.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce the amount of any additional liquidating distributions we pay to our stockholders and the overall return on our stockholders’ investment.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to refinance our remaining real estate properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our remaining real estate properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which would reduce the amount of any additional liquidating distributions we pay to our stockholders and the overall value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have very limited sources of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would reduce the amount of any additional liquidating distributions we pay to our stockholders.
Risks Associated with Debt Financing
The risk factors in this section apply only if we are unable to sell our remaining real estate properties pursuant to the terms of the Core-Portfolio Sale Agreements and subsequently pay off in full the loans secured by such properties.
We incurred mortgage indebtedness which increases our risk of loss due to potential foreclosure.
We acquired our remaining real estate properties by financing a portion of the price of the properties and mortgaging or pledging the properties purchased as security for that debt. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.

If there is a shortfall between the cash flow from a mortgaged property and the cash flow needed to service mortgage debt on that property, then the amount of any additional liquidating distributions we pay to our stockholders may be reduced. In addition, mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the overall value of our stockholders’ investment. For tax purposes, a foreclosure of any of our remaining real estate properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We have given and may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our remaining real estate properties. Thus, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.
We may also obtain recourse debt to meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay any additional liquidating distributions to our stockholders will be limited and our stockholders could lose all or part of their investment.
High mortgage rates may make it difficult for us to refinance our remaining real estate properties, which could reduce our cash flows from operations and the amount of any additional liquidating distributions we pay to our stockholders.
We run the risk of being unable to refinance our remaining real estate properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance our remaining real estate properties, our income could be reduced. If any of these events occurs, our cash flow would be reduced, which would reduce the amount of any additional liquidating distributions we pay to our stockholders and may hinder our ability to borrow more money.
We have broad authority to incur debt and high debt levels could reduce the amount of any additional liquidating distributions we pay to our stockholders and decrease the overall value of our stockholders’ investment.
We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2017, our borrowings and other liabilities were approximately 65% of both the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets, respectively. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of any additional liquidating distributions we pay to our stockholders and could result in a decline in the overall value of our stockholders’ investment.
Federal Income Tax Risks
In addition to the following risk factors, please see “ - Risks Related to the Plan of Liquidation” for information relating to tax risks associated with the Plan of Liquidation.
Failure to qualify as a REIT would reduce the amount of any additional liquidating distributions we pay to our stockholders.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code.
If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates (a maximum rate of 35% applies through 2017 and 21% for subsequent years). In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce the amount of any additional liquidating distributions we pay to our stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2010. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of any additional liquidating distributions we pay our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to federal, state, local or other tax liabilities that reduce our cash flow and the amount of any additional liquidating distributions we pay to our stockholders.
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
From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to pay distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing our stockholders’ overall return on investment and the amount of any additional liquidating distributions we pay to our stockholders.

If our operating partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our stockholders’ overall return on investment and the amount of any additional liquidating distributions we pay to our stockholders. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and implement the Plan of Liquidation and reduce the amount of any additional liquidating distributions we pay to our stockholders and their overall return on investment.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to pay distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing the amount of any additional liquidating distributions we pay to our stockholders and their overall return on investment.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce the amount of any additional liquidating distributions we pay to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our stockholders overall return on investment and on the amount of any additional liquidating distributions we pay to our stockholders.

Changes recently made to the U.S. tax laws could have a negative impact on our business.
The President signed a tax reform bill into law on December 22, 2017 (the “Tax Cuts and Jobs Act”). Among other things, the Tax Cuts and Jobs Act:

•	Reduces the corporate income tax rate from 35% to 21% (including with respect to a taxable REIT subsidiary);

•
Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. stockholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	Allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; we have not yet determined whether we and/or our subsidiaries can and/or will make such an election;

•	Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
Permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;

•
Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	Eliminates the federal corporate alternative minimum tax;

•	Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

 Many of the provisions in the Tax Cuts and Jobs Act, in particular those affecting individual taxpayers, expire at the end of 2025.
As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, could change. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually.
 The Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with various impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Tax Cuts and Jobs Act may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.

Dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate; provided individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective federal income tax rate on such dividend. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
The taxation of distributions to our stockholders can be complex; however, distributions that we pay to our stockholders generally will be taxable as ordinary income, which may reduce the overall return of our stockholders’ investment.
Distributions that we pay to our taxable stockholders to the extent of our current and accumulated earnings and profits (and not designated as capital gain dividends, qualified dividend income or liquidating distributions) generally will be taxable as ordinary income. However, a portion of our distributions may (i) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (ii) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from non-REIT corporations, or (iii) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
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
There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act (“ERISA”) (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that have invested in our shares. Fiduciaries and IRA owners that have invested the assets of such a plan or account in our common stock should satisfy themselves that:

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
If our assets are deemed to be plan assets, we and our advisor may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
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
As of December 31, 2017, we owned four apartment communities, the Core-Portfolio Properties, containing an aggregate of 1,273 units and encompassing an aggregate of 1.4 million rentable square feet, which were 93% occupied. All of the Core-Portfolio Properties were under contract to sell. The following is a summary of our real estate properties as of December 31, 2017:

Property	Location	Date Acquired	Number of Units	Monthly Rent (1)	Occupancy (2)	Average Monthly Rent per Leased Unit (3)
Legacy at Valley Ranch (4)	Irving, TX	10/26/2010	504	$539,309	95%	$1,126
The Residence at Waterstone	Pikesville, MD	04/06/2012	255	428,599	92%	1,824
Crystal Park at Waterford (5)	Frederick, MD	05/08/2013	314	358,890	92%	1,246
Lofts at the Highlands	St. Louis, MO	02/25/2014	200	280,921	92%	1,535
			1,273	$1,607,719	93%	$1,357
_____________________
(1) Monthly rent is based on the aggregate contractual rent from tenant leases in effect as of December 31, 2017, adjusted to reflect any contractual tenant concessions.
(2) Occupancy percentage is calculated as the number of occupied units divided by the total number of units of the property as of December 31, 2017.
(3) Average monthly rent per leased unit is calculated as the aggregate contractual rent from leases in effect as of December 31, 2017, adjusted to reflect any contractual tenant concessions, divided by the number of leased units.
(4) On February 8, 2018, we sold Legacy at Valley Ranch. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Dispositions Subsequent to December 31, 2017 – Disposition of Legacy at Valley Ranch.”
(5) On February 8, 2018, we sold Crystal Park at Waterford. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Dispositions Subsequent to December 31, 2017 – Disposition of Crystal Park at Waterford.”

Core-Portfolio Properties
On September 1, 2017, we, through certain indirect wholly owned subsidiaries, entered into the Core-Portfolio Sale Agreements, effective as of September 5, 2017, with an unaffiliated third-party, to sell the Core-Portfolio Properties for aggregate consideration of $218.9 million. As a result of certain items noted by the purchaser during the due diligence period stipulated by the Core-Portfolio Sale Agreements, on December 19, 2017, we and the Purchaser agreed to a minor reduction in the aggregate consideration for the Core-Portfolio Properties of $1.4 million, to $217.5 million. On February 8, 2018, we completed the sale of two of the Core-Portfolio Properties. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Dispositions Subsequent to December 31, 2017.” We anticipate completing the sale of our remaining real estate properties by the end of the first quarter of 2018.

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
Stockholder Information
As of March 5, 2018, we had 21.0 million shares of common stock outstanding held by a total of 5,722 stockholders. The number of stockholders is based on the records of DST Systems, Inc., who serves as our transfer agent.
Market Information
No public market currently exists for our shares of common stock and our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements and such sale complies with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
Our stockholders approved the Plan of Liquidation on December 19, 2017 and we are in the process of completing the liquidation of our remaining real estate properties, each of which is subject to a Core-Portfolio Sale Agreement. On December 20, 2017, our board of directors approved an estimated value per share of our common stock of $4.40 (unaudited), effective as of December 21, 2017 (the “EVPS”). We are providing the EVPS to assist broker-dealers that participated in our public offerings in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). We believe this valuation is consistent with Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
Determination of the EVPS
As of December 20, 2017, based upon (i) the aggregate of the following amounts (a) the net proceeds we received from the sale of real estate properties through December 20, 2017, (b) the contractual aggregate consideration to be received by us from the Core-Portfolio Sale, less applicable closing credits and (c) our estimate of cash flows from operations we will receive through the projected sale date of the Core-Portfolio Properties, reduced by (ii) the aggregate of the following amounts (a) our remaining estimated indebtedness, including pre-payment penalties, (b) the estimated disposition costs and fees relating to the Core-Portfolio Sale, and (c) the estimated corporate and other liquidation and dissolution costs through the completion of our liquidation and dissolution, we estimate that our net proceeds from liquidation and, therefore, the amount of cash that our stockholders would receive for each share of our common stock that they then hold is $8.45 per share. This amount would be in addition to the previous $1.00 per share special distribution we paid to our stockholders on May 1, 2017 in connection with the disposition of Wesley Village, but includes the $4.05 per share Initial Liquidating Distribution. As disclosed in the Proxy Statement, as of September 22, 2017, we estimated that, if we are able to successfully implement the Plan of Liquidation, the amount of cash that our stockholders would receive for each share of our common stock that they then hold could range between approximately $8.27 and $8.70 per share.
There are many factors that may affect the ultimate amount of liquidating distributions received by our stockholders, including, among other factors: (i) the actual dates of the closings of, and the ultimate amount of aggregate consideration received from, the Core-Portfolio Sale; (ii) the amount of taxes, transaction fees and expenses relating to the Plan of Liquidation; and (iii) amounts needed to pay or provide for our liabilities and expenses, including unanticipated or contingent liabilities that could arise.
Our board of directors determined the EVPS by subtracting the Initial Liquidating Distribution of $4.05 per share from our estimated net proceeds from liquidation of $8.45 per share, resulting in an EVPS of $4.40 (unaudited). Thus, the EVPS reflects the resulting reduction of the stockholders’ remaining investment in us.
Limitations of the EVPS
The EVPS first appeared on the December 2017 month-end customer account statements that were mailed in January 2018. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and this difference could be significant. The EVPS is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.

Accordingly, with respect to the EVPS, we can give no assurance:

•	of the amount or timing of any additional liquidating distributions we will ultimately be able to pay our stockholders;

•	that a stockholder would be able to resell his or her shares at the EVPS;

•	that an independent third-party appraiser or third-party valuation firm would agree with the EVPS; or

•	that the methodology used to determine the EVPS would be acceptable to FINRA or for compliance with ERISA reporting requirements.
The EVPS is based on the aggregate estimated liquidating distributions per share to be received by our stockholders pursuant to the Plan of Liquidation, reduced by the amount of the Initial Liquidating Distribution. The value of our shares will fluctuate over time in response to developments related to our remaining real estate properties and the management of those properties, in response to the real estate and finance markets, based on the amount of aggregate consideration we receive from the Core-Portfolio Sale and due to other factors. Because of, among other factors, our small remaining asset base, the high concentration of our total assets in real estate, and the number of shares of our common stock outstanding, any change in the aggregate consideration we receive from the Core-Portfolio Sale could have a significant impact on the value of our shares. The EVPS does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values.
Historical Estimated Values per Share
The historical reported estimated values per share of our common stock approved by the board of directors are set forth below:

Estimated Value per Share		Effective Date of Valuation	Filing with the Securities and Exchange Commission
$8.35	(1)	April 20, 2017	Current Report on Form 8-K, filed April 11, 2017
$9.35		December 9, 2016	Current Report on Form 8-K, filed December 15, 2016
$10.29		December 8, 2015	Current Report on Form 8-K, filed December 11, 2015
$10.14		December 9, 2014	Current Report on Form 8-K, filed December 11, 2014
$9.48	(2)	March 6, 2014	Current Report on Form 8-K, filed March 10, 2014
$9.08	(2)	March 4, 2013	Current Report on Form 8-K, filed March 4, 2013
_____________________
(1) The estimated value per share of $8.35 resulted, in part, from the payment of a special distribution of $1.00 per share of common stock in connection with the disposition of Wesley Village to stockholders of record as of April 20, 2017. Our board of directors subtracted the Special Distribution of $1.00 per share from the December 9, 2016 estimated value per share of $9.35.
(2) Determined solely to be used as a component in calculating the offering prices in one of our now terminated primary public offerings.
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
As described in the Proxy Statement, subsequent to our payment of the September 2017 monthly distribution, we ceased paying regular monthly distributions. On December 20, 2017, our board of directors authorized the Initial Liquidating Distribution in the amount of $4.05 per share of common stock to our stockholders of record as of the close of business on December 21, 2017. The Initial Liquidating Distribution was paid on December 27, 2017 and was funded from proceeds from sales of our real estate properties. We do not expect to pay regular distributions during the liquidation process.
Distributions declared per share of common stock were based on daily record dates for each day during the period commencing January 1, 2017 through February 28, 2017. For the month of March 2017 and for the period from May 2017 through September 2017, our board of directors declared monthly distributions based on a monthly record date. Additionally, our board of directors declared a special distribution in the amount $1.00 per share of common stock in connection with the disposition of Wesley Village to stockholders of record as of the close of business on April 20, 2017.

During 2016, we declared distributions based on daily record dates for each day during the periods commencing January 1, 2016 through February 28, 2016 and March 1, 2016 through December 31, 2016. Distributions are paid on or about the first business day of the following month.
Distributions declared during 2017 and 2016, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$3,346	$22,807	$2,875	$85,158	$114,186
Total Per Share Distribution (1)	$0.160	$1.091	$0.137	$4.050	$5.438

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$3,285	$3,336	$3,394	$3,415	$13,430
Total Per Share Distribution (2)	$0.160	$0.162	$0.164	$0.164	$0.650
_____________________
(1) Distributions declared per share of common stock were based on daily record dates for each day during the periods commencing January 1, 2017 through February 28, 2017 and were calculated at a rate of $0.00178082 per share per day. Each day during the period commencing January 1, 2017 through February 28, 2017 was a record date for distributions. For the month of March 2017 and for the period from May 2017 through September 2017, our board of directors declared monthly distributions based on a monthly record date. Additionally, in connection with the disposition of Wesley Village, our board of directors declared a special distribution in the amount $1.00 per share of common stock to stockholders of record as of the close of business on April 20, 2017. Pursuant to the Plan of Liquidation, on December 20, 2017, our board of directors authorized the Initial Liquidating Distribution in the amount of $4.05 per share of common stock to our stockholders of record as of the close of business on December 21, 2017. Distributions declared per share of common stock assumes each share was issued and outstanding each day that was a record date for distributions during the periods presented.
(2) Distributions declared per share of common stock were based on daily record dates for each day during the periods commencing January 1, 2016 through February 28, 2016 and March 1, 2016 through December 31, 2016 and were calculated at a rate of $0.00178082 per share per day. Each day during the periods commencing January 1, 2016 through February 28, 2016 and March 1, 2016 through December 31, 2016 was a record date for distributions. Distributions declared per share of common stock assumes each share was issued and outstanding each day that was a record date for distributions the periods presented.
The tax composition of our distributions declared for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Ordinary Income	—%	12%
Capital Gain (1)	100%	—%
Return of Capital	—%	88%
Total	100%	100%
_____________________
(1) The tax composition of our distributions declared for the year ended December 31, 2017 excludes the Initial Liquidating Distribution in the amount of $85.2 million that was paid to our stockholders on December 27, 2017. The Initial Liquidating Distribution paid to stockholders was considered to be a liquidating distribution for federal income tax purposes. The liquidating distributions will be applied to reduce a stockholder’s basis but not below zero. The amount of distributions in excess of a stockholder’s basis will be considered a gain which should be recognized in the year the distribution is received.
Unregistered Sales of Equity Securities
During the fiscal year ended December 31, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
On December 19, 2017, in connection with the implementation of the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of January 21, 2018. Thus, the last redemption date under the share redemption program would have been December 29, 2017. However, because of certain limitations on the dollar value of shares that could have been redeemed under our share redemption program (described below), we exhausted funds available for all redemptions for the remainder of 2017 in January 2017 and funds available for Special Redemptions for the remainder of 2017 in August 2017. As such, we were unable to redeem any shares on December 29, 2017.

Pursuant to our share redemption program, there were several limitations on our ability to redeem shares:

•	Unless the shares were being redeemed in connection with a Special Redemption, we were not able to redeem shares until the stockholder has held his or her shares for one year.

•	During any calendar year, we could redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
We had no obligation to redeem shares if the redemption would have violated the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

•
We could redeem only the number of shares that we could purchase with the amount of the net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year; provided that we could not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once we had redeemed $1.5 million of shares under our share redemption program, including in connection with Special Redemptions, the remaining $0.5 million of the $2.0 million annual redemption limit was reserved exclusively for shares being redeemed in connection with a Special Redemption.

Pursuant to our share redemption program, redemptions made in connection with a Special Redemption were made at a price per share equal to the most recent estimated value per share of our common stock as of the applicable redemption date. The price at which we redeemed all other shares eligible for redemption was as follows:

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
On April 5, 2017, our board of directors approved an estimated value per share of our common stock of $8.35 (unaudited), effective April 20, 2017. The estimated value per share is equal to the December 2016 estimated value per share of our common stock of $9.35 (unaudited), reduced for the impact of the $1.00 per share special distribution we paid to our stockholders on May 1, 2017 in connection with the disposition of Wesley Village. For a full description of the methodologies and assumptions used in the determination of the April 2017 estimated value per share, see our Current Report on Form 8-K, filed with the SEC on April 11, 2017.
If we could not redeem all shares presented for redemption in any month because of the limitations on redemptions set forth in our share redemption program, then we honored redemption requests on a pro rata basis, except that if a pro rata redemption would have resulted in a stockholder owning less than the minimum purchase requirement described in our then-effective, or the most recently effective, registration statement as such registration statement had been amended or supplemented, then we would redeem all of such stockholder’s shares.

Prior to its termination, during the year ended December 31, 2017, we funded redemptions under our share redemption program with the net proceeds from our dividend reinvestment plan, which we terminated effective as of August 20, 2017, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of the Share Redemption Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Share Redemption Program
January 2017	182,847	$9.33	182,847	(3)
February 2017	6,738	9.35	6,738	(3)
March 2017	3,207	9.35	3,207	(3)
April 2017	200	8.35	200	(3)
May 2017	8,198	8.35	8,198	(3)
June 2017	10,357	8.35	10,357	(3)
July 2017	4,016	8.35	4,016	(3)
August 2017	1,339	8.35	1,339	(3)
September 2017	—	—	—	(3)
October 2017	—	—	—	(3)
November 2017	—	—	—	(3)
December 2017	—	—	—	(3)
Total	216,902		216,902
_____________________
(1) We announced the adoption and commencement of the program on March 12, 2010. We announced amendments to the program on January 18, 2013 (which amendment became effective on February 17, 2013), on February 26, 2013 (which amendment became effective on March 28, 2013), on January 28, 2014 (which amendment became effective on February 27, 2014) and on October 17, 2014 (which amendment became effective on November 16, 2014). We announced the termination of the program on December 22, 2017 (which became effective on January 21, 2018).
(2) The prices at which we redeemed shares under our share redemption program are set forth above.
(3) We limited the dollar value of shares that could have been redeemed under our share redemption program as described above. In January 2017, we exhausted the $1.5 million of funds available for all redemptions in 2017 and in August 2017, we exhausted $0.5 million of funds available for Special Redemptions for 2017.

ITEM 6.	SELECTED FINANCIAL DATA
Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. Also, see “Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K.
Overview
We were formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a REIT beginning with the taxable year ended December 31, 2010 and intend to continue to operate in such a manner during our liquidation. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. On January 21, 2016, our board of directors formed the Special Committee to explore the availability of strategic alternatives involving our company with the goal of providing liquidity options for our stockholders while preserving and maximizing overall returns on our investment portfolio. On August 14, 2017, in connection with a review of potential strategic alternatives available to us, our board of directors unanimously approved the sale of all of our real estate properties and our dissolution pursuant to the terms of the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling our real estate properties, paying our debts and distributing the net proceeds from liquidation to our stockholders. On December 19, 2017, our stockholders approved the Plan of Liquidation. For more information, see the Plan of Liquidation, which is included as an exhibit to this Annual Report on Form 10-K.

As of December 31, 2017, we owned four apartment communities, the Core-Portfolio Properties, all of which were under contract to sell. On February 8, 2018, we completed the sale of two of the Core-Portfolio Properties. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events - Dispositions Subsequent to December 31, 2017.” We anticipate completing the sale of our remaining real estate properties by the end of the first quarter of 2018.
As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations and our remaining real estate properties. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors delegates certain advisory duties to the Sub-Advisor. Notwithstanding such delegation to the Sub-Advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors made recommendations on all of our investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, approved our investments. KBS Capital Advisors, either directly or through the Sub-Advisor, also provides asset management, marketing, investor-relations and other administrative services on our behalf. LPI is the property manager for our remaining real estate properties.
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
We sold an aggregate of 22,031,350 shares of common stock in the Offerings for gross offering proceeds of $218.9 million, including an aggregate of 2,815,940 shares of common stock under our dividend reinvestment plan for gross offering proceeds of $27.4 million. Also, as of December 31, 2017, we had redeemed 1,024,594 shares sold in the Offerings for $9.9 million.
As a result of the approval of the Plan of Liquidation by our stockholders in December 2017, we adopted the liquidation basis of accounting as of December 1, 2017, as described further in Part IV, Item 15, Note 3, “Summary of Significant Accounting Policies — Principles of Consolidation and Basis of Presentation.”
Plan of Liquidation
In accordance with the Plan of Liquidation, our objectives for 2018 are to (i) complete the orderly liquidation of our company pursuant to the Plan of Liquidation; and (ii) maximize stockholder value by selling all of our remaining real estate properties, paying our debts, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. We expect to complete these activities within 12 months after the December 19, 2017 stockholder approval of the Plan of Liquidation. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our remaining real estate properties with the goal of maximizing stockholder value. We expect to pay multiple liquidating distributions, including the Initial Liquidating Distribution, to our stockholders during the liquidation process and to pay the final liquidating distribution after we sell our remaining real estate properties, pay all of our known liabilities and provide for unknown liabilities.
As of March 1, 2018, we owned two real estate properties, each of which was a Core-Portfolio Property and each of which was under contract to sell. We anticipate completing the sale of our remaining real estate properties by the end of the first quarter of 2018. However, we can give no assurance regarding the timing of the sale of our remaining real estate properties in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for such properties, and the amount or timing of any additional liquidating distributions we pay to our stockholders. If we cannot sell our remaining real estate properties and pay our debts within 24 months from December 19, 2017, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust.

Pursuant to the Plan of Liquidation, on December 20, 2017, our board of directors authorized the Initial Liquidating Distribution in the amount of $4.05 per share of common stock to our stockholders of record as of the close of business on December 21, 2017. The Initial Liquidating Distribution was paid on December 27, 2017 and was funded from proceeds from real estate property sales.
Liquidity and Capital Resources
As of December 31, 2017, we had $17.2 million of cash, cash equivalents and restricted cash. Our principal demands for funds during 2017 were for: the payment of operating expenses, capital expenditures, and general and administrative expenses, including expenses in connection with the Plan of Liquidation; repayment of debt; Special Redemptions of common stock pursuant to our now-terminated share redemption program; and the payment of distributions to our stockholders, including special distributions and liquidating distributions pursuant to the Plan of Liquidation. During 2017, we used cash on hand, proceeds from real estate property sales, proceeds from our dividend reinvestment plan (which we terminated effective as of August 20, 2017), and cash flows generated by our real estate properties to fund our cash requirements. During 2017, we sold seven real estate properties and used a portion of the net sale proceeds to fund distributions to our stockholders, including the Initial Liquidating Distribution. As of December 31, 2017, we owned four real estate properties.
As described in the Proxy Statement, subsequent to our payment of the September 2017 monthly distribution, we ceased paying regular monthly distributions. We do not expect to pay regular distributions during the liquidation process. We paid distributions to our stockholders during the nine months ended September 30, 2017 using a combination of cash flows from operations and net proceeds from the disposition of one real estate property, Wesley Village. In addition, on December 20, 2017, our board of directors authorized the Initial Liquidating Distribution in the amount of $4.05 per share of common stock to our stockholders of record as of the close of business on December 21, 2017. The Initial Liquidating Distribution was paid on December 27, 2017 and was funded from proceeds from real estate property sales.
On December 19, 2017, in connection with the implementation of our Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of January 21, 2018. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program.”
Going forward, we expect our principal demands for funds during liquidation to be for general and administrative expenses, including expenses in connection with the Plan of Liquidation, repayment of debt and the payment of liquidating distributions to our stockholders pursuant to the Plan of Liquidation. We also use our capital resources to reimburse our advisor and its affiliates for certain costs they incur on our behalf, to pay our advisor fees in connection with the management and disposition of our remaining real estate properties and to make payments to our property manager pursuant to the remaining Property Management Agreements. On February 1, 2018, we renewed our advisory agreement with our advisor, effective as of January 25, 2018. The renewed advisory agreement (i) contains certain changes to the fees and reimbursements we pay to our advisor which become effective on the day after we sell our final real estate property and (ii) provides for the automatic termination of the agreement in certain circumstances. See “— Subsequent Events — Renewal of the Advisory Agreement.”
We intend to use our cash on hand, proceeds from the sale of our remaining real estate properties and cash flow from operations generated by our remaining real estate properties as our primary sources of liquidity during liquidation. Our remaining real estate properties generate cash flow in the form of rental revenues, which are reduced by operating expenditures, debt service payments, the payment of property management and asset management fees and corporate general and administrative expenses. Cash flows from operations from our remaining real estate properties is primarily dependent upon the occupancy level of the properties, the net effective rental rates on our leases, the collectability of rent and how well we manage our expenditures. As of March 1, 2018, we owned two real estate properties, which were 91% occupied in the aggregate and each of which was under contract to sell. We anticipate completing the sale of these properties during the first quarter of 2018 and distributing the majority of the net proceeds from liquidation shortly thereafter. However, we can give no assurance regarding the timing of the sale of our remaining real estate properties in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for such properties, and the amount or timing of any additional liquidating distributions we pay to our stockholders. As a result of real estate property sales pursuant to the Plan of Liquidation, we have experienced and will experience declines in cash flow from operations. However, we believe that potential net proceeds from the sale of our remaining real estate properties, cash flow from operations and cash on hand will be sufficient to meet our liquidity needs during our liquidation.

As of December 31, 2017, our total debt outstanding was $131.6 million. We limit our total liabilities to 75% of the cost (before deducting depreciation and other non-cash reserves) of our tangible assets; however, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of this limitation and we disclose such borrowing to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of December 31, 2017, our borrowings and other liabilities were approximately 65% of the cost (before deducting depreciation and other non-cash reserves) of our tangible assets. As of December 31, 2017, we had a total of $101.3 million of debt obligations scheduled to mature within the next two years. On February 8, 2018, we defeased the aggregate outstanding principal balance of $56.4 million of the Legacy at Valley Ranch Mortgage Loan and the Crystal Park at Waterford Mortgage Loan in connection with the disposition of Legacy at Valley Ranch and Crystal Park at Waterford. See “— Subsequent Events — Dispositions Subsequent to December 31, 2017.”
Cash Flows from Operating Activities
During the 11 months ended November 30, 2017, net cash provided by operating activities was $6.7 million.
Cash Flows from Investing Activities
Net cash provided by investing activities was $226.1 million for the 11 months ended November 30, 2017 and consisted primarily of the following:

•	$227.4 million of net proceeds from the sale of six apartment complexes; and

•	$2.0 million used for improvements to real estate.
Cash Flows from Financing Activities
Net cash used in financing activities was $162.9 million for the 11 months ended November 30, 2017 and consisted primarily of the following:

•	$131.7 million of principal payments on our mortgage notes payable;

•	$27.2 million of net cash distributions, after giving effect to dividends reinvested by stockholders of $3.0 million;

•	$2.0 million of cash used for a prepayment premium on the repayment of debt; and

•	$2.0 million of cash used for redemptions of common stock.
During the period from December 1, 2017 to December 31, 2017, cash and cash equivalents decreased by $73.8 million primarily as a result of the payment of the $85.2 million Initial Liquidating Distribution and the payment of $19.6 million for the defeasance of the outstanding principal balance of the Poplar Creek Mortgage Loan, all offset by the net proceeds received from the sale of Poplar Creek of $30.3 million.
In addition to using our capital resources as described above, we use our capital resources to make certain payments to our advisor. We paid our advisor fees in connection with the management and disposition of our assets and for certain costs incurred by our advisor in providing services to us. Among the fees payable to our advisor is an asset management fee. See Item 13, “Certain Relationships and Related Transactions and Director Independence — Report of the Conflicts Committee — Our Relationship with KBS Capital Advisors.”
Pursuant to our stockholders’ approval of the Plan of Liquidation, we adopted the liquidation basis of accounting as of December 1, 2017 (as the approval of the Plan of Liquidation by our stockholders became imminent within the last week of November 2017 based on the results of our solicitation of proxies from our stockholders for their approval of the Plan of Liquidation) and for the periods subsequent to December 1, 2017 in accordance with GAAP. Accordingly, on December 1, 2017, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that we will collect on disposal of assets as we carry out our Plan of Liquidation. The liquidation values of our operating properties are presented on an undiscounted basis. Estimated costs to dispose of assets and estimated capital expenditures through the anticipated disposition date of the properties have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

Sales of Real Estate
During the 11 months ended November 30, 2017 and for the period from December 1, 2017 through December 31, 2017, the Company sold the following seven real estate properties:

Property Name	Location	Date Sold	Number of Units	Contractual Sales Price (1) (in thousands)
Wesley Village	Charlotte, NC	03/09/2017	301	$57,150
Watertower Apartments	Eden Prairie, MN	09/12/2017	228	42,500
Legacy Crescent Park	Greer, SC	09/29/2017	240	24,500
Legacy Grand at Concord	Concord, NC	10/30/2017	240	33,500
Legacy at Martin’s Point	Lombard, IL	10/31/2017	256	38,250
Millennium Apartment Homes	Greenville, SC	10/31/2017	305	36,250
Total for the 11 months ended November 30, 2017			1,570	232,150
Poplar Creek	Schaumburg, IL	12/20/2017	196	31,000
Total			1,766	$263,150
____________________
(1) Contractual sales price excludes closing credits, closing costs and fees.
Changes in Net Assets in Liquidation
Period from December 1, 2017 through December 31, 2017
Net assets in liquidation decreased by approximately $84.9 million from $178.3 million on December 1, 2017 to $93.3 million on December 31, 2017. The primary reason for the decline in net assets in liquidation was due to a decrease of approximately $85.2 million, or $4.05 per share of common stock, for the payment of the Initial Liquidating Distribution to stockholders in December 2017.
Results of Operations
In light of the adoption of liquidation basis accounting as of December 1, 2017, the results of operations for the year ended December 31, 2017 are not comparable to the year ended December 31, 2016. Our remaining real estate properties continue to perform in a manner that is relatively consistent with prior reporting periods and we have experienced no significant changes in leased percentages or rental rates at these properties. Additionally, we have sold the majority of our real estate properties and we anticipate completing the sale of our remaining real estate properties by the end of the first quarter of 2018. Such sales have had a significant impact on our operations. Changes in liquidation values of our assets are discussed below under “— Changes in Net Assets in Liquidation.”
Due to the adoption of the Plan of Liquidation, we are no longer reporting funds from operations and modified funds from operations as we no longer consider these to be key performance measures.
Comparison of the year ended December 31, 2016 versus the year ended December 31, 2015
The following table provides summary information about our results of operations for the years ended December 31, 2016 and 2015 (dollar amounts in thousands):

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change
	2016	2015
Rental income	$45,301	$44,613	$688	2%
Operating, maintenance, and management costs	6,389	8,674	(2,285)	(26)%
Real estate taxes and insurance	7,088	6,144	944	15%
Asset management fees to affiliate	399	729	(330)	(45)%
Property management fees and expenses to affiliate	5,811	3,523	2,288	65%
General and administrative expenses	2,663	2,176	487	22%
Depreciation and amortization expense	12,302	12,090	212	2%
Interest expense	10,332	10,501	(169)	(2)%
Other income	4,752	—	4,752	100%

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
Asset management fees to affiliate with respect to our real estate investments decreased from $0.7 million for the year ended December 31, 2015 to $0.4 million for the year ended December 31, 2016. During the year ended December 31, 2015, we incurred $2.8 million of asset management fees, of which $0.7 million was recorded based on certain payment limitations in the advisory agreement. The remaining $2.1 million of deferred asset management fees were not accrued as it is uncertain whether any of these amounts will be paid in the future. During the year ended December 31, 2016, we incurred $3.0 million of asset management fees, of which $0.4 million was recorded based on certain payment limitations in the advisory agreement. The remaining $2.6 million of deferred asset management fees were not accrued as it is uncertain whether any of these amounts will be paid in the future. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see Item 13, “Certain Relationships and Related Transactions and Director Independence — Report of the Conflicts Committee — Our Relationship with KBS Capital Advisors.”
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
Other income for the year ended December 31, 2016 of $4.8 million relates to the reversal of previously deferred and accrued asset management fees of $1.5 million for the period from February 2013 through July 2013 and $3.3 million for the period from August 2013 through December 2014 as we believed that the chance of payment of these amounts is remote. We did not record any other income for the year ended December 31, 2015. For a discussion of the asset management fee payable by us to our advisor and the deferrals of the asset management fee, see Item 13, “Certain Relationships and Related Transactions and Director Independence — Report of the Conflicts Committee — Our Relationship with KBS Capital Advisors.”

Distributions
As described in the Proxy Statement, subsequent to our payment of the September 2017 monthly distribution, we ceased paying regular monthly distributions. We do not expect to pay regular monthly distributions during our liquidation. Distributions declared, distributions paid and cash flows from operations were as follows during 2017 (in thousands, except per share amounts):

	Distributions Declared	Distribution Declared Per Share	Distributions Paid (3)			Cash Flows from Operations
Period			Cash	Reinvested	Total
First Quarter 2017 (1)	$3,346	$0.160	$1,983	$1,365	$3,348	$1,753
Second Quarter 2017 (1)	22,807	1.091	22,184	841	23,025	3,995
Third Quarter 2017 (1)	2,875	0.137	2,124	747	2,871	1,187
Fourth Quarter 2017 (2)	85,158	4.050	86,096	—	86,096	(269)
	$114,186	$5.438	$112,387	$2,953	$115,340	$6,666
_____________________
(1) Distributions declared per share of common stock were based on daily record dates for each day during the period commencing January 1, 2017 through February 28, 2017. For each day that was a record date for distributions during this period, distributions were calculated at a rate of $0.00178082 per share per day. For the month of March 2017 and for the period from May 2017 through September 2017, our board of directors declared monthly distributions based on a monthly record date. Additionally, our board of directors declared a special distribution in the amount $1.00 per share of common stock to stockholders of record as of the close of business on April 20, 2017, which was paid on May 1, 2017 and funded from the net proceeds from the sale of Wesley Village. Distributions declared per share of common stock assumes each share was issued and outstanding each day that was a record date for distributions during the period presented.
(2) On December 20, 2017, our board of directors authorized the Initial Liquidating Distribution in the amount of $4.05 per share of common stock to our stockholders of record as of the close of business on December 21, 2017. The Initial Liquidating Distribution was paid on December 27, 2017 and was funded from proceeds from asset sales.
(3) Other than special distributions and the Initial Liquidating Distribution, distributions were paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the year ended December 31, 2017, we paid aggregate distributions of $115.3 million, including $112.4 million of distributions paid in cash and $2.9 million of distributions reinvested through our now-terminated dividend reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $106.1 million from the net proceeds from the sale of real estate properties and $9.2 million of cash flows from operations and cash on hand. For the purposes of determining the source of our distributions paid, we assumed first that we used cash flows from operations from the relevant periods to fund distribution payments.
From inception through November 30, 2017, we paid aggregate distributions of $87.0 million, and our cumulative net income for the same period was $29.3 million.
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
Subsequent to the adoption of the liquidation basis of accounting, we are required to estimate all costs and income we expect to incur and earn through the end of liquidation including the estimated amount of cash we expect to collect on the disposal of our assets and the estimated costs to dispose of our assets.

Principles of Consolidation and Basis of Presentation
Pursuant to our stockholders’ approval of the Plan of Liquidation, we adopted the liquidation basis of accounting as of December 1, 2017 (as the approval of the Plan of Liquidation by our stockholders became imminent within the last week of November 2017 based on the results of our solicitation of proxies from our stockholders for their approval of the Plan of Liquidation) and for the periods subsequent to December 1, 2017 in accordance with GAAP. Accordingly, on December 1, 2017, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of net cash that we will collect on disposal of assets owned as of December 31, 2017 as we carry out our Plan of Liquidation. The liquidation values of our real estate properties are presented on an undiscounted basis. Estimated costs to dispose of assets and estimated capital expenditures through the anticipated disposition date of the properties have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash we expect to collect on the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Part IV, Item 15, Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of December 31, 2017 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Consolidated Statement of Net Assets.
All financial results and disclosures through November 30, 2017, prior to the adoption of the liquidation basis of accounting, are presented based on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business.  As a result, the balance sheet as of December 31, 2016, the statements of operations, the statements of stockholders’ equity and the statements of cash flows for the 11 months ended November 30, 2017 and the comparative years ended December 31, 2016 and 2015 are presented using the going concern basis of accounting. Under the going concern basis of accounting, our consolidated financial statements included our accounts and the accounts of KBS Legacy Partners Holdings LLC, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions were eliminated in consolidation.
Revenue Recognition
Liquidation Basis of Accounting
Under the liquidation basis of accounting, we have accrued all income that we expect to earn through the completion of our liquidation to the extent we have a reasonable basis for estimation. Revenue from tenants is estimated based on the contractual in-place leases and projected leases through the anticipated disposition date of the property. These amounts are classified in liabilities for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.
Going Concern Basis
We lease apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. Prior to the adoption of liquidation basis of accounting, we recognized rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility was reasonably assured.
We recognized gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale had been consummated, the extent of the buyer’s investment in the property being sold, whether our receivable was subject to future subordination, and the degree of our continuing involvement with the property after the sale. If the criteria for profit recognition under the full-accrual method were not met, we would defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria were met.
Other income, including interest earned on our cash, was recognized as it was earned.

Real Estate
Liquidation Basis of Accounting
As of December 1, 2017, our investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that we will collect on disposal of our assets as we carry out the Plan of Liquidation. We estimated the liquidation value of our investments in real estate based on purchase and sale agreements into which we had entered as of December 31, 2017. The liquidation values of our investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to December 1, 2017, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation.
Going Concern Basis
Depreciation and Amortization
Prior to the adoption of liquidation basis of accounting, real estate properties were carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 10–20 years for building improvements,10–20 years for land improvements and five to 12 years for computer, furniture, fixtures and equipment. Costs directly associated with the development of land and those incurred during construction were capitalized as part of the investment basis. Acquisition costs were expensed as incurred. Operating expenses incurred that were not related to the development and construction of the real estate investments were expensed as incurred. Repair, maintenance and tenant turnover costs were expensed as incurred and significant replacements and improvements were capitalized. Repair, maintenance and tenant turnover costs included all costs that did not extend the useful life of the real estate property. We considered the period of future benefit of an asset to determine its appropriate useful life.
Intangible assets related to in-place leases were amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.
Impairment of Real Estate and Related Intangible Assets and Liabilities
Prior to the adoption of liquidation basis of accounting, we continually monitored events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggested that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we would assess the recoverability by estimating whether we could recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we did not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.
Insurance Proceeds for Property Damage
We maintain an insurance policy that provides coverage for property damage and business interruption.  Prior to the adoption of liquidation basis of accounting, losses due to physical damage were recognized during the accounting period in which they occurred while the amount of monetary assets to be received from the insurance policy was recognized when receipt of insurance recoveries was probable.  Losses, which were reduced by the related probable insurance recoveries, were recorded as operating, maintenance and management expenses on the accompanying consolidated statements of operations.  Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim had been resolved.  Anticipated recoveries for lost rental revenue due to property damage were also considered to be a gain contingency and recognized when the contingency related to the insurance claim had been resolved.
Rents and Other Receivables
In accordance with the liquidation basis of accounting, as of December 1, 2017, rents and other receivables were adjusted to their net realizable value. We periodically evaluate the collectibility of amounts due from tenants. Any changes in the collectibility of the receivables are reflected as a change to our net assets in liquidation.
Accrued Liquidation Costs
In accordance with the liquidation basis of accounting, we accrue for certain estimated liquidation costs to the extent it has a reasonable basis for estimation. These consist of legal fees, dissolution costs, final audit/tax costs, fees paid to financial advisors, insurance, and distribution processing costs.

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
Dispositions Subsequent to December 31, 2017
Disposition of Legacy at Valley Ranch
On October 26, 2010, we, through an indirect wholly owned subsidiary (the “Legacy at Valley Ranch Owner”), purchased a 504-unit apartment complex (“Legacy at Valley Ranch”) on approximately 20.3 acres of land located in the Valley Ranch community of Irving, Texas. On February 8, 2018, we completed the sale of Legacy at Valley Ranch to an unaffiliated buyer for $67.5 million, net of closing credits. The liquidation value of Legacy at Valley Ranch as of December 1, 2017 was $67.5 million. In connection with the disposition of Legacy at Valley Ranch, we, through the Legacy at Valley Ranch Owner, entered into a defeasance agreement with the lender under the Legacy at Valley Ranch Mortgage Loan to defease the entire outstanding principal balance of $30.2 million and release Legacy at Valley Ranch as security for the Legacy at Valley Ranch Mortgage Loan.
Disposition of Crystal Park at Waterford
On May 8, 2013, we, through an indirect wholly owned subsidiary (the “Crystal Park at Waterford Owner”), purchased a 314-unit apartment complex (“Crystal Park at Waterford”) on approximately 16.3 acres of land located in Frederick, Maryland. On February 8, 2018, we completed the sale of Crystal Park at Waterford to to an unaffiliated buyer for $45.7 million, net of closing credits. The liquidation value of Crystal Park at Waterford as of December 1, 2017 was $45.7 million. In connection with the disposition of Crystal Park at Waterford, we, through the Crystal Park at Waterford Owner, entered into a defeasance agreement with the lender under the Crystal Park at Waterford Mortgage Loan to defease the entire outstanding principal balance of $26.2 million and release Crystal Park at Waterford as security for the Crystal Park at Waterford Mortgage Loan.
Renewal of the Advisory Agreement
On February 1, 2018, we renewed our advisory agreement with our advisor. The effective date of the renewed advisory agreement was January 25, 2018. The renewed advisory agreement (i) removes our responsibility for paying any fees or compensation to our advisor for services rendered commencing with the day immediately following the date on which we sell our final real estate property, (ii) removes our responsibility for paying directly or reimbursing our advisor for any of the expenses paid or incurred by our advisor on our behalf or in connection with the services provided to us commencing with the day immediately following the date on which we sell our final real estate property, and (iii) provides for the automatic termination of the advisory agreement, without further action by or on our behalf or our advisor, upon the payment by us of the final liquidating distribution pursuant to the Plan of Liquidation and the completion of all of our advisor’s duties under the renewed advisory agreement, including without limitation, those duties relating to completing tax reporting and providing related information.
Other than the changes described above, there were no material changes to the terms of the advisory agreement previously in effect.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

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
In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Other Matters
In connection with the adoption of liquidation basis accounting, certain of our internal controls over financial reporting became no longer relevant primarily relating to asset impairments and we adopted additional internal controls over financial reporting primarily with respect to the calculations of our asset values for liquidation basis accounting purposes.

ITEM 9B.	OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
We have provided below certain information about our directors and executive officers.

Name	Position(s)	Age *
W. Dean Henry	Chairman of the Board and Director	72
Peter M. Bren	President and Director	84
Guy K. Hays	Executive Vice President	57
Peter McMillan III	Executive Vice President	60
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	40
Stacie K. Yamane	Chief Accounting Officer	53
Gary T. Kachadurian	Independent Director	67
Michael L. Meyer	Independent Director	79
Ronald E. Zuzack	Independent Director	75
_____________________
* As of March 1, 2018.
W. Dean Henry is our Chief Executive Officer, Chairman of the Board and a director, positions he has held since August 2012, March 2017, and March 2017, respectively. He served as one of our Executive Vice Presidents from August 2009 through August 2012. He is also the Chief Executive Officer of LPI, a position he has held since August 2012. Mr. Henry joined Lincoln Property Company in 1973 and was promoted to Senior Vice President in charge of all residential operations of the Western Region in 1995, and then became the President and Chief Operating Officer of LPI in 1998. Mr. Henry served as President only of LPI from 2001 through August 2012, when he was appointed Chief Executive Officer. Commencing as of January 1, 2013, Mr. Henry indirectly through a trust owns and controls 30% of LPI and 30% of LPRR LLC.
As Chief Executive Officer of LPI, Mr. Henry oversees the management and operations of all of LPI’s affiliated Legacy residential-related entities (LPI and LPRR, together with all such affiliated Legacy residential-related entities, are hereinafter collectively referred to as “Legacy Residential”), including setting company strategy and monitoring performance. As a member of Legacy Residential’s Investment Acquisition and Management Committee, he reviews and approves the acquisition, financing, and disposition of multifamily real estate investments. Mr. Henry routinely reviews significant asset and property management issues and the status and progress of properties under development. He is also responsible for investor relationships.
Mr. Henry has been involved exclusively in multifamily real estate acquisitions, development, financing, management, and dispositions for over 48 years. Over the course of his career, he has overseen the acquisition/development, financing, and management of almost 39,000 residential units at an aggregate cost of $5.1 billion.
Since 2002, Mr. Henry has been a key figure in Legacy Residential’s sponsorship of the $269 million Legacy Partners Affordable Housing Fund, advising and investing for the State of California Public Employees’ Retirement System. He has also been a key figure in Legacy Residential’s affiliated entities’ real estate investment, management, and disposition activities as a sub-advisor to institutional clients and high net worth individuals. Mr. Henry has been involved in entities, as a sub-advisor, that raised and invested nearly $1.0 billion since 1995 from large institutional clients such as the AFL-CIO Building Investment Trust, AIG Global Real Estate Investment Corp., BlackRock Realty Advisors, Inc., Capmark Investments, LP, a subsidiary of Capmark Financial Group Inc. (formerly known as GMAC Commercial Holding Corp.), Donaldson Lufkin & Jenrette, Inc. (now Credit Suisse (USA), Inc.), Equity Residential, and Goldman Sachs.
Mr. Henry serves on the Executive Committee of the National Multifamily Housing Council. He is a member of the Policy Advisory Board of the Center for Real Estate at the University of California at Berkeley, and is an active member of the Urban Land Institute. Mr. Henry is past Chairman of the San Francisco YMCA and a former Board Member of Mercy Housing, a not for-profit affordable housing organization that has participated in the development, preservation and/or financing of more than 36,900 affordable homes in the United States. Mr. Henry is a past Chairman of the Multifamily Leadership Board of the National Association of Home Builders. Mr. Henry received a Bachelor’s degree in Political Science from University of Puget Sound.

The board of directors has concluded that Mr. Henry is qualified to serve as one of our directors and as Chairman of the Board for reasons including his over 48 year track record of leadership and success in the real estate industry. Mr. Henry’s familiarity with acquisition, development, financing, management and disposition of multi-family residential properties through numerous business cycles provides him with unique experience to guide our liquidation and dissolution. Mr. Henry’s superior leadership skills have been demonstrated through years overseeing the management and operations of the Legacy Residential entities and are expected to be a critical asset in leading the board of directors.
Peter M. Bren is our President and one of our directors, positions he has held since August 2009 and July 2009, respectively. He is also Chairman and President of our advisor, President of KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), President of KBS REIT II and President of KBS REIT III, positions he has held for these entities since October 2004, June 2005, August 2007 and January 2010, respectively. Mr. Bren is President and a director of KBS Growth & Income REIT, positions he has held since January 2015 and July 2017, respectively, and is President and a director of KBS Growth & Income Venture Fund, Inc. (“KBS Growth & Income Venture Fund”), positions he has held since July 2017. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. KBS Holdings is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and KBS Growth Income Venture Fund, which were formed in 2009, 2005, 2007, 2009, 2008, 2013, 2015 and 2017, respectively.
Mr. Bren is Chairman of the Board and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2017, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $24 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
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
Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to taking his current positions as Chairman of the Board and President of KBS Capital Advisors and KBS Realty Advisors, he served as the President of The Bren Company, was a Senior Partner of Lincoln Property Company and was President of Lincoln Property Company, Europe. Mr. Bren is a member of the UCLA Anderson School of Management Board of Advisors and is a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. He is also a member of the Real Estate Roundtable in Washington, D.C.
The board of directors has concluded that Mr. Bren is qualified to serve as one of our directors for reasons including his extensive industry and leadership experience. With over 40 years of real estate experience, including over 30 years as a senior partner of Lincoln Property Company focused on financing, developing, leasing and managing apartment properties, Mr. Bren has the depth and breadth of experience to implement our liquidation and dissolution. As our President and a principal of our advisor, Mr. Bren is well-positioned to provide the board of directors with insights and perspectives on the execution of our liquidation and dissolution, our remaining operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as President of KBS REIT I, KBS REIT II, KBS REIT III and KBS Growth & Income REIT, Mr. Bren brings to the board demonstrated management and leadership ability.
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
Peter McMillan III is one of our Executive Vice Presidents, a position he has held since August 2009. He is also an Executive Vice President, the Treasurer and Secretary and a director of KBS REIT I, KBS REIT II and KBS REIT III, positions he has held for these entities since June 2005, August 2007 and January 2010, respectively. From January 2015 through February 2017, Mr McMillan was an Executive Vice President, the Treasurer and Secretary and a director of KBS Growth & Income REIT. He is President, Chairman of the Board and a director of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since December 2008 and February 2013, respectively. Mr. McMillan owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings, which is the sole owner of our advisor and the entity that acted as our dealer manager. KBS Holdings is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT, which were formed in 2009, 2005, 2007, 2009, 2008, 2013 and 2015, respectively.
Mr. McMillan is a Partner and co-owner of Temescal Canyon Partners LP, an investment advisor formed in 2013 to manage a multi-strategy hedge fund on behalf of investors. Mr. McMillan is also a co-founder and the Managing Partner of Willowbrook Capital Group, LLC, an asset management company. In addition, since November 2017, Mr. McMillan has served as Chairman and a director for Keppel-KBS US REIT Management Pte. Ltd., which is the manager of Keppel-KBS US REIT. Prior to forming Willowbrook in 2000, Mr. McMillan served as an Executive Vice President and Chief Investment Officer of SunAmerica Investments, Inc., which was later acquired by AIG. As Chief Investment Officer, he was responsible for over $75.0 billion in assets, including residential and commercial mortgage-backed securities, public and private investment grade and non-investment grade corporate bonds and commercial mortgage loans and real estate investments. Before joining SunAmerica in 1989, he served as Assistant Vice President for Aetna Life Insurance and Annuity Company with responsibility for the company’s $6.0 billion fixed income portfolios. Mr. McMillan received his Master of Business Administration in Finance from the Wharton Graduate School of Business at the University of Pennsylvania and his Bachelor of Arts Degree with honors in Economics from Clark University. Mr. McMillan is a member of the board of directors of TCW Funds, Inc. and TCW Strategic Income Fund, Inc., is chairman of the board of trustees of TCW Alternative Funds and is a member of the board of trustees of Metropolitan West Funds.
Jeffrey K. Waldvogel is our Chief Financial Officer, Treasurer and Secretary, positions he has held since June 2015. He is also the Chief Financial Officer of our advisor, and Chief Financial Officer and Assistant Secretary of KBS REIT I, KBS REIT II and KBS REIT III, positions he has held for each of these entities since June 2015. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Growth & Income REIT, positions he has held since June 2015, April 2017 and April 2017, respectively. Mr. Waldvogel also is Chief Financial Officer, Treasurer and Secretary of KBS Growth & Income Venture Fund, positions he has held since July 2017. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, positions he has held for these entities since June 2015.

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
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since August 2009. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, KBS Growth & Income REIT and KBS Growth & Income Venture Fund, positions she has held for these entities since October 2008, October 2008, October 2008, January 2010, August 2009, February 2013, January 2015 and July 2017, respectively. From July 2007 to December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008 she served as Controller of KBS REIT II; from October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I and from June 2005 to October 2008 she served as Controller of KBS REIT I.
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
Gary T. Kachadurian is one of our independent directors, a position he has held since January 2010, and was the chair of the Special Committee from January 2016 to July 2017. Mr. Kachadurian has over 35 years of real estate experience specializing in land and asset acquisition, construction, development, financing, and management. Since 2012, Mr. Kachadurian has served as vice chairman of BRG Manager, LLC, the manager of Bluerock Residential Growth REIT, Inc., a REIT focusing on apartment communities. Also, as President of The Kachadurian Group LLC (f/k/a Kach Enterprises, LLC) from October 2006 to the present, he has been retained as consultant on apartment acquisition and development transactions. From August 2007 until its sale in January 2015, Mr. Kachadurian served as Chairman of Apartment Realty Advisors, the nation’s largest privately owned multifamily housing investment advisory company. Mr. Kachadurian is also a partner in Monroe Residential Partners, a Chicago-based developer of small multifamily communities in the Chicago area.
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

Mr. Kachadurian is a director and member of the investment committee of Bluerock Residential Growth REIT and previously served as a director of Pangea Real Estate. Mr. Kachadurian is a founding Board Member of the Chicago Apartment Association and is former Chairman of the National Multifamily Housing Council. He has been a featured speaker and panelist at many apartment industry events and is a past Chairman of the Village Foundation of Children’s Memorial Hospital. Mr. Kachadurian received his B.S. in Accounting from the University of Illinois.
The board of directors has concluded that Mr. Kachadurian is qualified to serve as one of our independent directors for reasons including the depth and breadth of his experience in the rental apartment industry, including longstanding experience as a developer, owner and manager of apartment properties. His extensive understanding of these varied aspects of our industry provide the board with an invaluable resource for assessing and managing risks and carrying out our liquidation and dissolution. In addition, in the course of serving on the boards of several companies and other large organizations involved in the apartment industry, Mr. Kachadurian has developed strong leadership and consensus building skills that are a valuable asset to the board of directors.
Michael L. Meyer is one of our independent directors and is the chair of the audit committee, positions he has held since January 2010. Mr. Meyer is a private real estate investor and since 1999 has been the Chief Executive Officer of the Michael L. Meyer Company. The Michael L. Meyer Company is a principal or manager of real estate entities and provides those entities with property acquisition, financing and management services and advice. Since June 2006, Mr. Meyer also has been a principal of TwinRock Partners, LLC (formerly known as AMG Realty Investors, LLC), a commercial and residential real estate investment company. He also served as an independent director and chair of the audit committee of KBS Strategic Opportunity REIT from October 2009 through May 2017 and of KBS Strategic Opportunity REIT II from April 2014 through May 2017. From 2000 to 2003, Mr. Meyer was a principal in Advantage 4 LLC, a provider of telecommunications systems for real estate projects. From 1999 to 2003, Mr. Meyer was also a principal of Pacific Capital Investors, which acquired non-performing loans secured by real estate in Japan. From 1974 to 1998, Mr. Meyer was Managing Partner-Orange County and Audit Partner of the E&Y Kenneth Leventhal Real Estate Group of Ernst & Young LLP and its predecessor. Mr. Meyer is a director and member of the audit, compensation, director’s loan, nominating and governance and executive committees of Opus Bank positions he has held since September 2010. Additionally, Mr. Meyer previously served as a director and member of the audit committee of City National Bank and City National Corporation, as a director and member of the audit committee of William Lyon Homes, Inc. and as a director and chair of the audit committee of Paladin Realty Income Properties, Inc. from 2004 to 2014.
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
The board of directors has concluded that Mr. Meyer is qualified to serve as one of our independent directors and the chairman of the audit committee for reasons including his expertise with respect to residential and commercial real estate investments and accounting and financial reporting matters. With over 15 years of experience investing in residential and commercial real estate and providing residential and commercial real estate acquisition, financing and management services and advice, Mr. Meyer is well-positioned to advise the board with respect to investment management and our liquidation and dissolution. In addition, with over 35 years of experience as an independent Certified Public Accountant or auditor for real estate companies, Mr. Meyer provides the board of directors with substantial expertise regarding real estate accounting and financial reporting matters. Further, Mr. Meyer’s experience as a director and member of the audit, compensation, director’s loan, nominating and governance and executive committees of Opus Bank, and his prior experience as a director and chairman of the audit committee of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, as a director and member of the audit committee of City National Bank and City National Corporation, as a director and member of the audit committee of William Lyon Homes, Inc. and as a director and chair of the audit committee of Paladin Realty Income Properties, Inc. provides him with an understanding of the requirements of serving on a public company board.

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
The board of directors has concluded that Mr. Zuzack is qualified to serve as one of our independent directors and the chairman of the conflicts committee for reasons including his extensive experience as an investment fiduciary representing the interests of stockholder clients. Mr. Zuzack’s over 30 years as an active investor in apartment properties provide him with specific knowledge of our market segment and related financing activities and position him very well to provide the board of directors with valuable industry-specific insight and experience, including in relation to our liquidation and dissolution. Furthermore, Mr. Zuzack’s experience also prepares him well for service on the audit committee. As Global COO of BlackRock Realty Advisors, Mr. Zuzack had overall responsibility for the financial performance of that company, including supervision of the principal financial officer, regular reviews of financial statements, and frequent consideration of issues related to the conduct of audits, assessment of internal controls and procedures for financial reporting.
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
Compensation of Executive Officers
Our conflicts committee, which is composed of all of our independent directors, discharges the board of directors’ responsibilities relating to the compensation of our executives. However, we do not have any paid employees and our executive officers do not receive any compensation directly from us for services rendered to us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor and/or the Sub-Advisor and/or their affiliates and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence - Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2017.

Name	Fees Earned or Paid in Cash in 2017 (1)	All Other Compensation	Total
Gary T. Kachadurian	$91,333	$—	$91,333
Michael L. Meyer	108,333	—	108,333
Ronald E. Zuzack	113,833	—	113,833
Peter M. Bren (2)	—	—	—
W. Dean Henry (2) (3)	—	—	—
C. Preston Butcher (2) (4)	—	—	—
_____________________
(1) Fees Earned or Paid in Cash in 2017 include meeting fees earned in: (i) 2016 but paid or reimbursed in the first quarter of 2017 as follows: Mr. Kachadurian $7,333, Mr. Meyer $11,333, and Mr. Zuzack $14,333; and (ii) 2017 but paid in 2018 as follows: Mr. Kachadurian $7,333, Mr. Meyer $8,333, and Mr. Zuzack $8,833.
(2) Directors who are also our executive officers do not receive compensation for services rendered as a director.
(3) Mr. Henry was appointed to serve as a member of our board of directors and as Chairman of the Board effective March 22, 2017.
(4) Mr. Butcher resigned as a member of our board of directors and as Chairman of the Board effective March 20, 2017.
Cash Compensation
We compensate each of our independent directors with an annual retainer of $40,000. In addition, we pay our independent directors for attending board of directors and audit committee, conflicts committee and Special Committee meetings as follows:

•	$2,500 for each board of directors meeting attended;

•
$2,500 for each audit committee, conflicts committee or Special Committee meeting attended (except that the committee chairman is paid $3,000 for each audit committee, conflicts committee or Special Committee meeting attended);

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
Stock Ownership
The following table shows, as of March 1, 2018, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percent of All Shares
W. Dean Henry, Chairman of the Board, Director and Chief Executive Officer (1)	20,000 (3)	*
Peter M. Bren, President and Director (1)	20,000 (3)	*
Guy K. Hays, Executive Vice President (1)	20,000 (3)	*
Peter McMillan III, Executive Vice President (1)	20,000 (3)	*
Jeffrey K. Waldvogel, Chief Financial Officer, Treasurer and Secretary	—	—
Stacie K. Yamane, Chief Accounting Officer	—	—
Gary T. Kachadurian, Independent Director	—	—
Michael L. Meyer, Independent Director	—	—
Ronald E. Zuzack, Independent Director	—	—
All executive officers and directors as a group	20,000 (3)	*
_____________________
*Less than 1% of the outstanding common stock
(1) The address of this beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) None of the shares is pledged as security.
(3) Includes 20,000 shares owned by KBS-Legacy Apartment Community REIT Venture, LLC, which is indirectly owned and controlled by Henry, Hays, Bren, Hall, McMillan and Schreiber.

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
Offering Policy. We terminated our dividend reinvestment plan effective as of August 20, 2017, which termination was related to the August 14, 2017 approval of the Plan of Liquidation by the board of directors and the Special Committee (as described below). For the years ended December 31, 2017 and 2016, the costs of raising capital in our dividend reinvestment plan represented less than 1% of the capital raised.

Portfolio Management, Disposition and Distribution Policy. On January 21, 2016, our board of directors formed the Special Committee to explore the availability of strategic alternatives involving our company with the goal of providing liquidity options for our stockholders while preserving and maximizing overall returns on our investment portfolio. On August 14, 2017, in connection with a review of potential strategic alternatives available to us, our board of directors unanimously approved the sale of all of our real estate properties and our dissolution pursuant to the terms of the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling our real estate properties, paying our debts and distributing the net proceeds from liquidation to our stockholders. On December 19, 2017, our stockholders approved the Plan of Liquidation. For more information, see the Plan of Liquidation, which is included as an exhibit to this Annual Report on Form 10-K.
During the year ended December 31, 2017, we sold seven real estate properties. As of December 31, 2017, we owned four real estate properties, the Core-Portfolio Properties, all of which were under contract to sell. On February 8, 2018, we completed the sale of two of the Core-Portfolio Properties. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events — Dispositions Subsequent to December 31, 2017.” We anticipate completing the sale of our remaining real estate properties by the end of the first quarter of 2018.
In accordance with the Plan of Liquidation, our objectives for 2018 are to (i) complete the orderly liquidation of our company pursuant to the Plan of Liquidation; and (ii) maximize stockholder value by selling all of our remaining real estate properties, paying our debts, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. We expect to complete these activities within 12 months after the December 19, 2017 stockholder approval of the Plan of Liquidation. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our remaining real estate properties with the goal of maximizing stockholder value. We expect to pay multiple liquidating distributions, including the Initial Liquidating Distribution, to our stockholders during the liquidation process and to pay the final liquidating distribution after we sell our remaining real estate properties, pay all of our known liabilities and provide for unknown liabilities.
We can give no assurance regarding the timing of the sale of our remaining real estate properties in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for such properties, and the amount or timing of any additional liquidating distributions we pay to our stockholders. If we cannot sell our remaining real estate properties and pay our debts within 24 months from December 19, 2017, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust.
Pursuant to the Plan of Liquidation, on December 20, 2017, our board of directors authorized the Initial Liquidating Distribution in the amount of $4.05 per share of common stock to our stockholders of record as of the close of business on December 21, 2017. The Initial Liquidating Distribution was paid on December 27, 2017 and was funded from proceeds from real estate property sales. We do not expect to pay regular distributions during the liquidation process.
However, our operating performance and our ability to successfully implement the Plan of Liquidation cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward - Looking Statements” and Part I, Item 1A, “Risk Factors.” Those factors include: the future operating performance of our remaining real estate properties in the existing real estate and financial environment and our ability to successfully dispose of our remaining real estate properties at the times and at the total consideration we expect.
Borrowing Policies. We financed all of our real estate properties with a combination of the proceeds from the primary Offerings and debt. We used debt financing to increase the amount available for investment and to increase overall investment yields to us and our stockholders. We have used debt financing to pay for capital improvements or repairs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital. We limit our total liabilities to 75% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets; however, we may exceed that limit if the majority of the conflicts committee approves each borrowing in excess of such limitation and we disclose such borrowings to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing. As of January 31, 2018, our borrowings and other liabilities were approximately 64% of the cost (before deducting depreciation and other noncash reserves) of our tangible assets.
Policy Regarding Working Capital Reserves. We establish an annual budget for capital requirements and working capital reserves that we update on a periodic basis during the year. We may use proceeds from real estate property sales and cash flow from operations to meet our needs for working capital for the upcoming year and to build a moderate level of cash reserves.

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
Certain Transactions with Related Persons. The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2016 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
As described further below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. Our KBS sponsor controls and indirectly owns KBS Capital Advisors and KBS Capital Markets Group. Messrs. Bren and McMillan are also two of our executive officers and Mr. Bren is one of our directors. Our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber. Indirectly through their trusts, our Legacy sponsors own and control LPRR LLC and LPI. Messrs. Hays and Henry are also two of our executive officers and Mr. Henry is one of our directors.
Our Relationship with KBS Capital Advisors. Since our inception and pursuant to the advisory agreement, KBS Capital Advisors has managed our day-to-day operations, retained the property managers for our property investments (subject to the authority of the board of directors and our officers) and performed other duties. Among the services that are provided or have been provided by our advisor under the terms of the advisory agreement include the following:

•	finding, presenting and recommending to us real estate investment opportunities consistent with our investment policies and objectives;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring properties on our behalf in compliance with our investment objectives and policies;

•	arranging for financing and refinancing of our properties;

•	entering into leases and service contracts for our properties;

•	supervising and evaluating each property manager’s performance;

•	reviewing and analyzing the properties’ operating and capital budgets;

•	assisting us in obtaining insurance;

•	generating an annual budget for us;

•	reviewing and analyzing financial information for each of our properties and our overall portfolio;

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
Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring January 25, 2019 subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. From January 1, 2016 through December 31, 2016, and from January 1, 2017 through the most recent date practicable which, unless otherwise noted below, was January 31, 2018, we compensated our advisor as set forth below.

Our advisor or its affiliates paid some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with the Follow-on Offering, including our legal, accounting, printing, mailing and filing fees. We reimbursed and will reimburse our advisor for organization and offering costs up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts we spent on organization and offering expenses, does not exceed 15% of the gross proceeds of the primary Follow-on Offering and the offering under our dividend reinvestment plan as of the date of reimbursement. At the termination of the primary Follow-on Offering and at the termination of the offering under our dividend reinvestment plan, our advisor agreed to reimburse us to the extent that selling commissions, dealer manager fees and other organization and offering expenses incurred by us exceed 15% of the gross offering proceeds of the respective offering. From January 1, 2016 through December 31, 2016, with respect to our now-terminated dividend reinvestment plan, our advisor reimbursed us $6,000 in organization and offering expenses and from January 1, 2017 through January 31, 2018, with respect to our now-terminated dividend reinvestment plan, our advisor incurred $10,000 in net organization and offering expenses on our behalf.
For substantial assistance in connection with the sale of real estate properties or other investments, we pay our advisor or its affiliates a disposition fee. The advisory agreement provides that if our advisor or any of its affiliates provide a substantial amount of services (as determined by the conflicts committee) in connection with the sale of a single real estate property or the sale of all or a portion of our real estate properties through a portfolio sale, merger or other business combination transaction, we would pay our advisor or its affiliates a disposition fee of up to 1% of the contract sales price of the real estate property or properties sold. We did not dispose of any real estate properties from January 1, 2016 through December 31, 2016. From January 1, 2017 through January 31, 2018, we incurred $1.7 million of disposition fees, all of which had been paid as of January 31, 2018. In addition, in connection with the February 8, 2018 sale of two of the Core-Portfolio Properties, we incurred $0.7 million of disposition fees, all of which had been paid as of February 9, 2018.
For asset management services, we pay our advisor a monthly fee. The asset management fee is a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs (regardless of the level of debt used to finance the investment), and (ii) 2.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs, less any debt used to finance the investment. Asset management fees from January 1, 2016 through December 31, 2016 totaled approximately $3.0 million, $0.4 million of which had been paid and $2.6 million of which had been deferred pursuant to the deferral procedures described below, as of January 31, 2018.
The advisory agreement defers our obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. We will only be obligated to pay our advisor such deferred amounts if and to the extent that an AFFO Surplus is generated. The amount of any AFFO Surplus in a given month shall be applied first to pay to our advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the advisory agreement) and then to pay asset management fees previously deferred by our advisor in accordance with the advisory agreement that remain unpaid. As of November 30, 2017, we had deferred payment of $1.5 million of asset management fees for the period from February 2013 through July 2013, but did not record an accrual on our books as we do not expect to pay this amount to our advisor.
In addition, the advisory agreement defers without interest under certain circumstances, our obligation to pay asset management fees accruing from August 1, 2013. Specifically, the advisory agreement defers our obligation to pay an asset management fee for any month in which our MFFO for such month, as such term is defined in the practice guideline issued by the IPA in November 2010 and interpreted by us, excluding asset management fees, does not exceed the amount of distributions declared by us for record dates of that month. We remain obligated to pay our advisor an asset management fee in any month in which an MFFO Surplus is generated; however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the advisory agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by our advisor in accordance with the advisory agreement. As of November 30, 2017, we had deferred payment of $9.8 million of asset management fees for the period from August 2013 through November 2017, but did not record an accrual on our books as we do not expect to pay this amount to our advisor. During the 11 months ended November 30, 2017, we incurred $2.0 million of asset management fees. However, we only recorded $0.2 million pursuant to the limitations in the advisory agreement as noted above. We did not accrue the remaining $1.8 million of these deferred asset management fees as we do not expect to pay this amount to our advisor. As we ceased paying regular monthly distributions after October 2, 2017, our advisor has agreed to waive all future asset management fees.
As of December 31, 2017, as part of the liquidation basis of accounting, we accrued $0 of asset management fees.

Under the advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities, accounting software and cybersecurity and information technology costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. At this time, our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition or disposition fees (other than reimbursement of travel and communication expenses). Furthermore, we currently do not reimburse our advisor or its affiliates for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2016 through December 31, 2016, we reimbursed our advisor for approximately $225,000 of operating expenses, including $161,000 of employee costs. The remaining $64,000 of operating expenses relates to operating and general and administrative expenses incurred by our advisor on our behalf. From January 1, 2017 through January 31, 2018, we reimbursed our advisor for approximately $261,000 of operating expenses, including $186,000 of employee costs. The remaining $75,000 of operating expenses relates to operating and general and administrative expenses incurred by our advisor on our behalf.
On February 1, 2018, we renewed our advisory agreement with our advisor, effective as of January 25, 2018. The renewed advisory agreement (i) contains certain changes to the fees and reimbursements we pay to our advisor which become effective on the day after we sell our final real estate property and (ii) provides for the automatic termination of the agreement in certain circumstances. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events — Renewal of the Advisory Agreement.”
In connection with the Offerings, our sponsors agreed to provide additional indemnification to one of the participating broker dealers. We agreed to add supplemental coverage to our directors’ and officers’ insurance coverage to insure our sponsors’ obligations under this indemnification agreement in exchange for reimbursement to us by our sponsors for all costs, expenses and premiums related to this supplemental coverage. From January 1, 2016 through December 31, 2016, our advisor incurred $61,000 for the costs of the supplemental coverage obtained by us and from January 1, 2017 through January 31, 2018, our advisor incurred $61,000 for the costs of the supplemental coverage obtained by us, all of which had been paid to the insurer or reimbursed to us as of January 31, 2018.
From January 1, 2016 through December 31, 2016, our advisor reimbursed us $28,000 for a property insurance rebate and our advisor and/or the entity that acted as our dealer manager reimbursed us for $0.1 million for legal and professional fees and travel reimbursements. From January 1, 2017 through January 31, 2018, our advisor reimbursed us $27,000 for a property insurance rebate.
The conflicts committee considers our relationship with our advisor and our KBS sponsor during 2016 and 2017 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with Certain Affiliates of our Legacy Sponsors. In connection with certain of our property acquisitions, we, through certain indirect wholly owned subsidiaries, entered into separate Property Management — Account Services Agreements (each a “Services Agreement”) with Legacy Partners Residential L.P. (“LPR”), an affiliate of the Sub-Advisor, pursuant to which LPR provided certain account maintenance and bookkeeping services related to these properties. Under each Services Agreement, we paid LPR a monthly fee in an amount equal to 1% of each property’s gross monthly collections. Unless otherwise provided for in an approved operating budget for a property, LPR was responsible for all expenses that it incurred in rendering services pursuant to each Services Agreement. As described below, as of June 9, 2015, each of the Services Agreements had been terminated.

During the year ended December 31, 2015, we, through our indirect wholly owned subsidiaries that owned each of our real estate properties (each a “Property Owner”), entered into property management agreements with LPI (the “Property Management Agreements”), pursuant to which LPI provides or provided, among other services, general property management services, including bookkeeping and accounting services, construction management services and budgeting and business plans for our real estate properties, as follows:

Property Name	Effective Date	Management Fee Percentage
Watertower Apartments (1)	04/07/2015	2.75%
Crystal Park at Waterford (2)	04/14/2015	3.00%
The Residence at Waterstone	04/28/2015	3.00%
Lofts at the Highlands	05/05/2015	3.00%
Legacy at Martin’s Point (3)	05/12/2015	3.00%
Poplar Creek (4)	05/14/2015	3.00%
Wesley Village (5)	05/19/2015	3.00%
Legacy Grand at Concord (6)	05/21/2015	3.00%
Millennium Apartment Homes (7)	05/27/2015	3.00%
Legacy Crescent Park (8)	05/29/2015	3.00%
Legacy at Valley Ranch (9)	06/09/2015	3.00%
____________________
(1) On September 12, 2017, we sold Watertower Apartments. The Property Management Agreement for Watertower Apartments was terminated effective as of September 12, 2017.
(2) On February 8, 2018, we sold Crystal Park at Waterford. See Part IV, Item 15, Note 12, “Subsequent Events — Dispositions Subsequent to December 31, 2017 — Disposition of Crystal Park at Waterford.” The Property Management Agreement for Crystal Park at Waterford was terminated effective as of February 8, 2018.
(3) On October 31, 2017, we sold Legacy at Martin’s Point. The Property Management Agreement for Legacy at Martin’s Point was terminated effective as of October 31, 2017.
(4) On December 20, 2017, we sold Poplar Creek. The Property Management Agreement for Poplar Creek was terminated effective as of December 20, 2017.
(5) On March 9, 2017, we sold Wesley Village. The Property Management Agreement for Wesley Village was terminated effective as of March 9, 2017.
(6) On October 30, 2017, we sold Legacy Grand at Concord. The Property Management Agreement for Legacy Grand at Concord was terminated effective as of October 30, 2017.
(7) On October 31, 2017, we sold Millennium Apartment Homes. The Property Management Agreement for Millennium Apartment Homes was terminated effective as of October 31, 2017.
(8) On September 29, 2017, we sold Legacy Crescent Park. The Property Management Agreement for Legacy Crescent Park was terminated effective as of September 29, 2017.
(9) On February 8, 2018, we sold Legacy at Valley Ranch. See Part IV, Item 15, Note 12, “Subsequent Events — Dispositions Subsequent to December 31, 2017 — Disposition of Legacy at Valley Ranch.” The Property Management Agreement for Legacy at Valley Ranch was terminated effective as of February 8, 2018.
Under the Property Management Agreements, each Property Owner pays or paid LPI: (i) the applicable Management Fee Percentage of the Gross Monthly Collections (as defined in each Property Management Agreement), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPI and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPI for executed retail leases that were procured or obtained by LPI, (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel. Unless otherwise provided for in an approved operating budget, LPI is or was responsible for all expenses that it incurs or incurred in rendering services pursuant to each Property Management Agreement. Each Property Management Agreement had an initial term of one year and each has continued on a month-to-month basis pursuant to its terms. Either party may terminate a Property Management Agreement provided it gives 30 days’ prior written notice of its desire to terminate such agreement. The Property Owner may also terminate the Property Management Agreement with cause immediately upon notice to LPI and the expiration of any applicable cure period. LPI may terminate each Property Management Agreement at any time without cause upon prior written notice to the Property Owner which, depending upon the terms of the particular Property Management Agreement, requires either 30, 60 or 90 days prior written notice. LPI may terminate the Property Management Agreement for cause if a Property Owner commits any material default under the Property Management Agreement and the default continues for a period of 30 days after notice from LPI to a Property Owner for a default or, in the case of Lofts at the Highlands, if a monetary default continues for a period of 10 days after notice of such monetary default. Aggregate fees under the Property Management Agreements from January 1, 2016 through December 31, 2016 totaled approximately $5.8 million and aggregate fees under the Property Management Agreements from January 1, 2017 through January 31, 2018 totaled approximately $5.8 million, of which $64,000 was payable as of January 31, 2018.

The conflicts committee considers our relationship with these affiliates of our Legacy sponsors during 2016 and 2017 to be fair. The conflicts committee believes that the amounts payable to these affiliates of our Legacy sponsors are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for these affiliates of our Legacy sponsors to provide the desired level of services to us and our stockholders.
Our Relationship with the Entity that Acted as our Dealer Manager. We terminated our dividend reinvestment plan effective as of August 20, 2017.
We entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the entity that acted as our dealer manager pursuant to which we agreed to reimburse such entity for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2016 through December 31, 2016, we incurred and paid $11,000 of costs and expenses related to the AIP Reimbursement Agreement. From January 1, 2017 through January 31, 2018, we incurred and paid $12,000 of costs and expenses related to the AIP Reimbursement Agreement.
The conflicts committee believes that these arrangements with the entity that acted as our dealer manager are fair.
Our Relationship with other KBS-Sponsored REITs and Affiliates. On January 6, 2014, we, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, the entity that acted as our dealer manager, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The entity that acted as our dealer manager’s and our advisor’s respective portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT, Inc. was added to the insurance program at terms similar to those described above. In June 2017, we renewed our participation in the program, and the program is effective through June 30, 2018. As KBS REIT I was implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
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

March 8, 2018	The Conflicts Committee of the Board of Directors: Ronald E. Zuzack (Chairman), Gary T. Kachadurian and Michael L. Meyer

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2017, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
Pre-Approval Policies
In order to ensure that the provision of such services does not impair the independent registered public accounting firm’s independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent registered public accounting firm, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent registered public accounting firm, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
For the years ended December 31, 2017 and 2016, all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2017 and 2016, are set forth in the table below.

	2017	2016
Audit fees	$398,000	$373,000
Audit-related fees	—	—
Tax fees	57,841	45,910
All other fees	285	285
Total	$456,126	$419,195
For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees - These are fees for all professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.

(b)	Exhibits

Ex.	Description

2.1	Plan of Complete Liquidation and Dissolution, incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed September 22, 2017

3.1
Articles of Amendment and Restatement as adopted on January 8, 2010, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed January 12, 2010

3.2	Articles of Amendment and Restatement as adopted on December 21, 2017, incorporated by reference to Exhibit 99.1 to the Company’s Periodic Report Form 8-K, filed December 22, 2017

3.3	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K, filed November 17, 2016

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, Commission File No. 333-161449, filed October 2, 2009

4.2	Fourth Amended and Restated Dividend Reinvestment Plan, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 10, 2017

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

Ex.	Description

10.8
Fourth Amendment to Agreement for Purchase and Sale, Wesley Village Apartments, by and among KBS Legacy Partners Wesley LP (formerly known as KBS Legacy Partners Wesley LLC), KBS Legacy Partners Wesley Land LLC and Bluerock Real Estate LLC, dated as of February 15, 2017, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 10, 2017

10.9
Fifth Amendment to Agreement for Purchase and Sale, Wesley Village Apartments, by and among KBS Legacy Partners Wesley LP (formerly known as KBS Legacy Partners Wesley LLC), KBS Legacy Partners Wesley Land LLC and Bluerock Real Estate LLC, dated as of February 17, 2017, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 10, 2017

10.10
Agreement for Purchase and Sale - Legacy at Valley Ranch Apartments, by and between KBS Legacy Partners Dakota Hill LLC and RREF III-P Elite Venture, LLC, dated as of September 5, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K, filed September 8, 2017

10.11
Agreement for Purchase and Sale - Crystal Park at Waterford Apartments, by and between KBS Legacy Partners Crystal LLC and RREF III-P Elite Venture, LLC, dated as of September 5, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K, filed September 8, 2017

10.12
Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and RREF III-P Elite Venture, LLC, dated as of September 5, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Periodic Report on Form 8-K, filed September 8, 2017

10.13
Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and RREF III-P Elite Venture, LLC, dated as of September 5, 2017, incorporated by reference to Exhibit 10.4 to the Company’s Periodic Report on Form 8-K, filed September 8, 2017

10.14
First Amendment to Agreement for Purchase and Sale - Legacy at Valley Ranch Apartments, by and between KBS Legacy Partners Dakota Hill LLC and RREF III-P Elite Venture, LLC, dated as of October 2, 2017, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed November 13, 2017

10.15
First Amendment to Agreement for Purchase and Sale - Crystal Park at Waterford Apartments, by and between KBS Legacy Partners Crystal LLC and RREF III-P Elite Venture, LLC, dated as of October 2, 2017, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed November 13, 2017

10.16
First Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and RREF III-P Elite Venture, LLC, dated as of October 2, 2017, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed November 13, 2017

10.17
First Amendment to Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and RREF III-P Elite Venture, LLC, dated as of October 2, 2017, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed November 13, 2017

10.18
Second Amendment to Agreement for Purchase and Sale - Legacy at Valley Ranch Apartments, by and between KBS Legacy Partners Dakota Hill LLC and RREF III-P Elite Venture, LLC, dated as of November 6, 2017, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed November 13, 2017

10.19
Second Amendment to Agreement for Purchase and Sale - Crystal Park at Waterford Apartments, by and between KBS Legacy Partners Crystal LLC and RREF III-P Elite Venture, LLC, dated as of November 6, 2017, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed November 13, 2017

10.20
Second Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and RREF III-P Elite Venture, LLC, dated as of November 6, 2017, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed November 13, 2017

10.21
Second Amendment to Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and RREF III-P Elite Venture, LLC, dated as of November 6, 2017, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed November 13, 2017

Ex.	Description

10.22
Third Amendment to Agreement for Purchase and Sale - Legacy at Valley Ranch Apartments, by and between KBS Legacy Partners Dakota Hill LLC and RREF III-P Elite Venture, LLC, dated as of November 17, 2017

10.23
Third Amendment to Agreement for Purchase and Sale - Crystal Park at Waterford Apartments, by and between KBS Legacy Partners Crystal LLC and RREF III-P Elite Venture, LLC, dated as of November 17, 2017

10.24	Third Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and RREF III-P Elite Venture, LLC, dated as of November 17, 2017

10.25
Third Amendment to Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and RREF III-P Elite Venture, LLC, dated as of November 17, 2017

10.26
Fourth Amendment to Agreement for Purchase and Sale - Legacy at Valley Ranch Apartments, by and between KBS Legacy Partners Dakota Hill LLC and RREF III-P Elite Venture, LLC, dated as of November 27, 2017

10.27
Fourth Amendment to Agreement for Purchase and Sale - Crystal Park at Waterford Apartments, by and between KBS Legacy Partners Crystal LLC and RREF III-P Elite Venture, LLC, dated as of November 27, 2017

10.28	Fourth Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and RREF III-P Elite Venture, LLC, dated as of November 27, 2017

10.29
Fourth Amendment to Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and RREF III-P Elite Venture, LLC, dated as of November 27, 2017

10.30
Fifth Amendment to Agreement for Purchase and Sale - Legacy at Valley Ranch Apartments, by and between KBS Legacy Partners Dakota Hill LLC and RREF III-P Elite Venture, LLC, dated as of November 29, 2017

10.31
Fifth Amendment to Agreement for Purchase and Sale - Crystal Park at Waterford Apartments, by and between KBS Legacy Partners Crystal LLC and RREF III-P Elite Venture, LLC, dated as of November 29, 2017

10.32	Fifth Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and RREF III-P Elite Venture, LLC, dated as of November 29, 2017

10.33
Fifth Amendment to Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and RREF III-P Elite Venture, LLC, dated as of November 29, 2017

10.34
Sixth Amendment to Agreement for Purchase and Sale - Legacy at Valley Ranch Apartments, by and between KBS Legacy Partners Dakota Hill LLC and RREF III-P Elite Venture, LLC, dated as of December 4, 2017

10.35
Sixth Amendment to Agreement for Purchase and Sale - Crystal Park at Waterford Apartments, by and between KBS Legacy Partners Crystal LLC and RREF III-P Elite Venture, LLC, dated as of December 4, 2017

10.36	Sixth Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and RREF III-P Elite Venture, LLC, dated as of December 4, 2017

10.37
Sixth Amendment to Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and RREF III-P Elite Venture, LLC, dated as of December 4, 2017

10.38
Seventh Amendment to Agreement for Purchase and Sale - Legacy at Valley Ranch Apartments, by and between KBS Legacy Partners Dakota Hill LLC and RREF III-P Elite Venture, LLC, dated as of December 7, 2017

10.39
Seventh Amendment to Agreement for Purchase and Sale - Crystal Park at Waterford Apartments, by and between KBS Legacy Partners Crystal LLC and RREF III-P Elite Venture, LLC, dated as of December 7, 2017

10.40	Seventh Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and RREF III-P Elite Venture, LLC, dated as of December 7, 2017

10.41
Seventh Amendment to Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and RREF III-P Elite Venture, LLC, dated as of December 7, 2017

10.42
Eighth Amendment to Agreement for Purchase and Sale - Legacy at Valley Ranch Apartments, by and between KBS Legacy Partners Dakota Hill LLC and RREF III-P Elite Venture, LLC, dated as of December 14, 2017

10.43
Eighth Amendment to Agreement for Purchase and Sale - Crystal Park at Waterford Apartments, by and between KBS Legacy Partners Crystal LLC and RREF III-P Elite Venture, LLC, dated as of December 14, 2017

10.44	Eighth Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and RREF III-P Elite Venture, LLC, dated as of December 14, 2017

Ex.	Description

10.45
Eighth Amendment to Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and RREF III-P Elite Venture, LLC, dated as of December 14, 2017

10.46
Ninth Amendment to Agreement for Purchase and Sale - Legacy at Valley Ranch Apartments, by and between KBS Legacy Partners Dakota Hill LLC and RREF III-P Elite Venture, LLC, dated as of December 15, 2017

10.47
Ninth Amendment to Agreement for Purchase and Sale - Crystal Park at Waterford Apartments, by and between KBS Legacy Partners Crystal LLC and RREF III-P Elite Venture, LLC, dated as of December 15, 2017

10.48	Ninth Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and RREF III-P Elite Venture, LLC, dated as of December 15, 2017

10.49
Ninth Amendment to Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and RREF III-P Elite Venture, LLC, dated as of December 15, 2017

10.50
Tenth Amendment to Agreement for Purchase and Sale - Legacy at Valley Ranch Apartments, by and between KBS Legacy Partners Dakota Hill LLC and RREF III-P Elite Venture, LLC, dated as of December 19, 2017

10.51
Tenth Amendment to Agreement for Purchase and Sale - Crystal Park at Waterford Apartments, by and between KBS Legacy Partners Crystal LLC and RREF III-P Elite Venture, LLC, dated as of December 19, 2017

10.52	Tenth Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and RREF III-P Elite Venture, LLC, dated as of December 19, 2017

10.53
Tenth Amendment to Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and RREF III-P Elite Venture, LLC, dated as of December 19, 2017

10.54
Eleventh Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC, RREF III-P Elite Venture, LLC, and Elite Street Capital Lofts Equity DE, LLC, dated as of December 26, 2017

10.55
Eleventh Amendment to Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and Elite Street Capital Waterstone Equity DE, LLC, dated as of January 11, 2018

10.56
Twelfth Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and Elite Street Capital Lofts Equity DE, LLC, dated as of January 11, 2018

10.57	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of January 25, 2018

10.58
Twelfth Amendment to Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and Elite Street Capital Waterstone Equity DE, LLC, dated as of March 5, 2018

10.59
Thirteenth Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and Elite Street Capital Lofts Equity DE, LLC, dated as of March 5, 2018

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fifth Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed October 17, 2014

Ex.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statement of Net Assets (Liquidation Basis) as of December 31, 2017	F-3
Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2016	F-4
Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the Period from December 1, 2017 through December 31, 2017	F-5
Consolidated Statements of Operations (Going Concern Basis) for the 11 Months Ended November 30, 2017 and Years Ended December 31, 2016 and 2015	F-6
Consolidated Statements of Stockholders’ Equity (Going Concern Basis) for the 11 Months Ended November 30, 2017 and Years Ended December 31, 2016 and 2015	F-7
Consolidated Statements of Cash Flows (Going Concern Basis) for the 11 Months Ended November 30, 2017 and Years Ended December 31, 2016 and 2015	F-8
Notes to Consolidated Financial Statements	F-9

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
KBS Legacy Partners Apartment REIT, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of KBS Legacy Partners Apartment REIT, Inc. (the Company) as of December 31, 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for the period from January 1, 2017 to November 30, 2017 and for the years ended December 31, 2016 and 2015, the consolidated statement of net assets (liquidation basis) as of December 31, 2017, the related consolidated statement of changes in net assets (liquidation basis) for the period from December 1, 2017 to December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, the results of its operations and its cash flows for the period from January 1, 2017 to November 30, 2017 and for the years ended December 31, 2016 and 2015, its net assets in liquidation as of December 31, 2017, and the changes in its net assets in liquidation for the period from December 1, 2017 to December 31, 2017, in conformity with U.S. generally accepted accounting principles applied on the basis described below.
As described in Notes 2 and 3 to the financial statements, the stockholders of the Company approved a plan of liquidation and the Company has commenced liquidation. As a result, the Company has changed its basis of accounting for periods subsequent to November 30, 2017 from the going concern basis to a liquidation basis.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.

Irvine, California
March 9, 2018

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENT OF NET ASSETS
As of December 31, 2017
(Liquidation Basis)
(in thousands)

Assets
Real estate	$217,500
Cash and cash equivalents	14,133
Restricted cash	3,042
Rents and other receivables, net	169
Other assets, net	325
Total assets	$235,169
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	$686
Notes payable	132,932
Accounts payable and accrued liabilities	2,609
Due to affiliates	85
Liabilities for estimated closing costs and disposition fees	4,131
Other liabilities	1,379
Total liabilities	141,822
Commitments and contingencies (Note 11)
Net assets in liquidation	$93,347
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2016
(Going Concern Basis)
(in thousands, except share and per share amounts)

Assets
Real estate held for sale, net	$366,260
Cash and cash equivalents	15,998
Restricted cash	5,099
Assets related to real estate held for sale	2,944
Prepaid expenses and other assets	1,636
Total assets	$391,937
Liabilities and stockholders’ equity
Notes payable related to real estate held for sale, net	$279,146
Accounts payable and accrued liabilities	5,566
Due to affiliates	157
Distributions payable	1,154
Liabilities related to real estate held for sale	143
Other liabilities	2,635
Total liabilities	288,801
Commitments and contingencies (Note 11)
Redeemable common stock	350
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 20,896,268 shares issued and outstanding as of December 31, 2016	209
Additional paid-in capital	180,196
Cumulative distributions and net losses	(77,619)
Total stockholders’ equity	102,786
Total liabilities and stockholders’ equity	$391,937
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the Period from December 1, 2017 to December 31, 2017
(Liquidation Basis)
(in thousands)

Net assets in liquidation, beginning of period	$178,251
Changes in net assets in liquidation
Other changes, net	254
Net increase in liquidation value	254
Liquidating distribution to stockholders	(85,158)
Changes in net assets in liquidation	(84,904)
Net assets in liquidation, end of period	$93,347
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(in thousands, except share and per share amounts)

	11 Months Ended November 30,	Years Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$36,293	$45,301	$44,613
Total revenues	36,293	45,301	44,613
Expenses:
Operating, maintenance, and management	5,084	6,389	8,674
Real estate taxes and insurance	6,159	7,088	6,144
Asset management fees to affiliate	234	399	729
Property management fees and expenses to affiliate	5,249	5,811	3,523
General and administrative expenses	2,594	2,663	2,176
Depreciation and amortization	9,279	12,302	12,090
Interest expense	8,623	10,332	10,501
Total expenses	37,222	44,984	43,837
Other income:
Interest income	238	52	15
Gain on sale of real estate	51,885	—	—
Loss from extinguishment of debt	(2,080)	—	—
Other income	—	4,752	—
Total other income	50,043	4,804	15
Net income	$49,114	$5,121	$791
Net income per common share, basic and diluted	$2.34	$0.25	$0.04
Weighted-average number of common shares outstanding, basic and diluted	20,952,306	20,663,506	20,272,697
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Going Concern Basis)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Income (Loss)	Total Stockholders’ Equity
	Shares	Amounts
Balance, December 31, 2014	20,084,830	$201	$172,448	$(56,925)	$115,724
Issuance of common stock	595,095	6	5,730	—	5,736
Redemptions of common stock	(171,528)	(2)	(1,695)	—	(1,697)
Distributions declared	—	—	—	(13,176)	(13,176)
Other offering costs	—	—	(7)	—	(7)
Net income	—	—	—	791	791
Balance, December 31, 2015	20,508,397	$205	$176,476	$(69,310)	$107,371
Issuance of common stock	586,585	6	5,731	—	5,737
Redemptions of common stock	(198,714)	(2)	(2,017)	—	(2,019)
Distributions declared	—	—	—	(13,430)	(13,430)
Other offering costs	—	—	6	—	6
Net income	—	—	—	5,121	5,121
Balance, December 31, 2016	20,896,268	$209	$180,196	$(77,619)	$102,786
Issuance of common stock	347,390	3	2,950	—	2,953
Redemptions of common stock	(216,902)	(2)	(1,998)	—	(2,000)
Distributions declared	—	—	—	(29,028)	(29,028)
Other offering costs	—	—	(10)	—	(10)
Net income	—	—	—	49,114	49,114
Balance, November 30, 2017	21,026,756	$210	$181,138	$(57,533)	$123,815
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(in thousands)

	11 Months Ended November 30,	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$49,114	$5,121	$791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,279	12,302	12,090
Bad debt expense	364	522	501
Loss due to property damages	767	145	211
Loss due to extinguishment of debt	2,080	—	—
Amortization of discount on notes payable	81	87	86
Amortization of deferred financing costs	491	415	415
Gain on sale of real estate, net	(51,885)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(983)	(523)	(862)
Accounts payable and accrued liabilities	(2,248)	536	(269)
Due to affiliates	36	(4,737)	97
Other liabilities	(367)	71	(52)
Net cash provided by operating activities	6,729	13,939	13,008
Cash Flows from Investing Activities:
Proceeds from sale of real estate	227,386	—	—
Improvements to real estate	(2,022)	(2,315)	(2,282)
Insurance proceeds received for property damage	742	133	397
Net cash provided by (used in) investing activities	226,106	(2,182)	(1,885)
Cash Flows from Financing Activities:
Principal payments on mortgage notes payable	(131,661)	(5,844)	(5,582)
Prepayment fees related to the extinguishment of debt	(2,017)	—	—
Deposit for notes payable defeasance costs	(25)	—	—
Payments to redeem common stock	(2,000)	(2,019)	(1,697)
Payments of other offering costs	(10)	6	(7)
Distributions paid	(27,229)	(7,672)	(7,416)
Net cash used in financing activities	(162,942)	(15,529)	(14,702)
Net increase (decrease) in cash, cash equivalents and restricted cash	69,893	(3,772)	(3,579)
Cash, cash equivalents and restricted cash, beginning of period	21,097	24,869	28,448
Cash, cash equivalents and restricted cash, end of period	$90,990	$21,097	$24,869
Supplemental Disclosure of Cash Flow Information:
Interest paid	$8,124	$9,846	$10,015
Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock issuances pursuant to the dividend reinvestment plan	$2,953	$5,737	$5,736
Increase in redeemable common stock payable	$131	$544	$645
Increase in accrued improvements to real estate	$—	$—	$224
See accompanying notes to consolidated financial statements.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement the Company renewed with the Advisor on February 1, 2018, with an effective date of January 25, 2018 (the “Advisory Agreement”). See Note 12, “Subsequent Events — Renewal of the Advisory Agreement.”
On August 7, 2009, the Company issued 20,000 shares of its common stock to KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), an affiliate of the Company, at a purchase price of $10.00 per share.
As of December 31, 2017, the Company owned four apartment communities, all of which were under contract to sell (the “Core-Portfolio Properties” and the sale of such real estate properties, the “Core-Portfolio Sale”). On February 8, 2018, the Company completed the sale of two of the Core-Portfolio Properties. See Note 12, “Subsequent Events — Dispositions Subsequent to December 31, 2017.” The Company anticipates completing the sale of its remaining real estate properties by the end of the first quarter of 2018.
On March 12, 2010, the Company commenced its initial public offering of 280,000,000 shares of common stock for sale to the public, of which 80,000,000 shares were offered pursuant to its dividend reinvestment plan (the “Initial Offering”). On May 31, 2012, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register a follow-on public offering (the “Follow-on Offering” and together with the Initial Offering, the “Offerings”). Pursuant to the registration statement, as amended, the Company registered up to an additional $2,000,000,000 of shares of common stock for sale to the public and up to an additional $760,000,000 of shares pursuant to its dividend reinvestment plan. The SEC declared the Company’s registration statement for the Follow-on Offering effective on March 8, 2013. On March 12, 2013, the Company ceased offering shares pursuant to the Initial Offering and on March 13, 2013, the Company commenced offering shares to the public pursuant to the Follow-on Offering. The Company ceased offering shares of common stock in the primary Follow-on Offering on March 31, 2014. The Company terminated its dividend reinvestment plan effective as of August 20, 2017. Through its completion on March 12, 2013, the Company sold 18,088,084 shares of common stock in the Initial Offering for gross offering proceeds of $179.2 million, including 368,872 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $3.5 million.
The Company ceased offering shares in the primary Follow-on Offering on March 31, 2014. In the Company’s Follow-on Offering, the Company sold 3,943,266 shares of common stock for gross offering proceeds of $39.7 million, including 2,447,068 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $23.9 million.
The Company sold an aggregate of 22,031,350 shares of common stock in the Offerings for gross offering proceeds of $218.9 million, including an aggregate of 2,815,940 shares of common stock under its dividend reinvestment plan for gross offering proceeds of $27.4 million. Also, as of December 31, 2017, the Company had redeemed 1,024,594 shares sold in the Offerings for $9.9 million.

2.	PLAN OF LIQUIDATION
On December 19, 2017, the Company’s stockholders approved the sale of all of the Company’s assets and its dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”). For more information, see the Plan of Liquidation, which is included as an exhibit to this Annual Report on Form 10-K.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The Plan of Liquidation authorizes the Company to undertake an orderly liquidation. In an orderly liquidation, the Company will sell all of its remaining properties, pay all of its known liabilities, provide for the payment of its unknown or contingent liabilities, distribute its remaining cash to its stockholders, wind up its operations and dissolve. The Company is authorized to provide for the payment of any unascertained or contingent liabilities and may do so by purchasing insurance, by establishing a reserve fund or in other ways.
The Plan of Liquidation enables the Company to sell any and all of its assets without further approval of its stockholders and provides that the amounts and timing of liquidating distributions will be determined by the Company’s board of directors or, if a liquidating trust is formed, by the trustees of the liquidating trust, in their discretion. Pursuant to applicable REIT rules, liquidating distributions the Company pays pursuant to the Plan of Liquidation will qualify for the dividends paid deduction, provided that they are paid within 24 months of the December 19, 2017 approval of the plan by the Company’s stockholders. However, if the Company cannot sell its properties and pay its debts within such time period, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, the Company may transfer and assign its remaining assets to a liquidating trust. Upon such transfer and assignment, the Company’s stockholders would receive beneficial interests in the liquidating trust. The liquidating trust would pay or provide for all of the Company’s liabilities and distribute any remaining net proceeds from liquidation to the holders of beneficial interests in the liquidating trust.
The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any additional liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. Accordingly, it is not possible to precisely predict the timing of any additional liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any additional liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Consolidated Statement of Net Assets.
The Company expects to comply with the requirements necessary to continue to qualify as a REIT through the completion of the liquidation process, or until such time as any remaining assets are transferred into a liquidating trust. The board of directors shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status, provided however, that the board of directors may elect to terminate the Company’s status as a REIT if it determines that such termination would be in the best interest of the stockholders.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), including Subtopic 205-30, “Liquidation Basis of Accounting,” and the rules and regulations of the SEC.
Pursuant to the Company’s stockholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting as of December 1, 2017 (as the approval of the Plan of Liquidation by the Company’s stockholders became imminent within the last week of November 2017 based on the results of the Company’s solicitation of proxies from its stockholders for their approval of the Plan of Liquidation) and for the periods subsequent to December 1, 2017 in accordance with GAAP. Accordingly, on December 1, 2017, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out the Plan of Liquidation. The liquidation values of the Company’s remaining real estate properties are presented on an undiscounted basis. Estimated costs to dispose of assets and estimated capital expenditures through the anticipated disposition date of the properties have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash the Company expects to collect on the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of December 31, 2017 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Consolidated Statement of Net Assets.
Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the sale of the Company’s remaining real estate properties and the estimated cash flows from operations, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.
All financial results and disclosures through November 30, 2017, prior to the adoption of the liquidation basis of accounting, are presented based on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business.  As a result, the balance sheet as of December 31, 2016, the statements of operations, the statements of stockholders’ equity and the statements of cash flows for the 11 months ended November 30, 2017 and the comparative years ended December 31, 2016 and 2015 are presented using the going concern basis of accounting. Under the going concern basis of accounting, the Company’s consolidated financial statements included its accounts and the accounts of REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions were eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements and accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified.  These reclassifications have not changed the results of operations of prior periods. During the 11 months ended November 30, 2017, the Company sold six apartment complexes and classified five other apartment complexes as held for sale. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheet for the year ended December 31, 2016.
Revenue Recognition
Liquidation Basis of Accounting
Under the liquidation basis of accounting, the Company has accrued all income that it expects to earn through the completion of its liquidation to the extent it has a reasonable basis for estimation. Revenue from tenants is estimated based on the contractual in-place leases and projected leases through the anticipated disposition date of the property. These amounts are classified in liabilities for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.
Going Concern Basis
The Company leases apartment units under operating leases with terms generally of one year or less. Generally, credit investigations will be performed for prospective residents and security deposits will be obtained. Prior to the adoption of liquidation basis of accounting, the Company recognized rental revenue, net of concessions, on a straight-line basis over the term of the lease, when collectibility was reasonably assured.
The Company recognized gains on sales of real estate either in total or deferred for a period of time, depending on whether a sale had been consummated, the extent of the buyer’s investment in the property being sold, whether the receivable of the Company was subject to future subordination, and the degree of the Company’s continuing involvement with the property after the sale. If the criteria for profit recognition under the full-accrual method were not met, the Company would defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery method, as appropriate, until the appropriate criteria were met.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Other income, including interest earned on the Company’s cash, was recognized as it was earned.
Real Estate
Liquidation Basis of Accounting
As of December 1, 2017, the Company’s investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash that the Company will collect on disposal of its assets as it carries out the Plan of Liquidation. The Company estimated the liquidation value of its investments in real estate based on purchase and sale agreements into which the Company had entered as of December 31, 2017. The liquidation values of the Company’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Estimated costs to dispose of these investments are carried at their contractual amounts due or estimated settlement amounts and are presented separately from the related assets. Subsequent to December 1, 2017, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Company’s net assets in liquidation.
Going Concern Basis
Depreciation and Amortization
Prior to the adoption of liquidation basis of accounting, real estate properties were carried at cost and depreciated using the straight-line method over the estimated useful lives of 40 years for buildings, 10–20 years for building improvements, 10–20 years for land improvements and five to 12 years for computer, furniture, fixtures and equipment. Costs directly associated with the development of land and those incurred during construction were capitalized as part of the investment basis. Acquisition costs were expensed as incurred. Operating expenses incurred that were not related to the development and construction of the real estate investments were expensed as incurred. Repair, maintenance and tenant turnover costs were expensed as incurred and significant replacements and improvements were capitalized. Repair, maintenance and tenant turnover costs included all costs that did not extend the useful life of the real estate property. The Company considered the period of future benefit of an asset to determine its appropriate useful life.
Intangible assets related to in-place leases were amortized to expense over the average remaining non-cancelable terms of the respective in-place leases.
Impairment of Real Estate and Related Intangible Assets and Liabilities
Prior to the adoption of liquidation basis of accounting, the Company continually monitored events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggested that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company would assess the recoverability by estimating whether the Company could recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company did not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company did not record any impairment loss on its real estate and related intangible assets and liabilities during the 11 months ended November 30, 2017 and years ended December 31, 2016 and 2015.
Insurance Proceeds for Property Damage
The Company maintains an insurance policy that provides coverage for property damage and business interruption.  Prior to the adoption of liquidation basis of accounting, losses due to physical damage were recognized during the accounting period in which they occurred while the amount of monetary assets to be received from the insurance policy was recognized when receipt of insurance recoveries was probable.  Losses, which were reduced by the related probable insurance recoveries, were recorded as operating, maintenance and management expenses on the accompanying consolidated statements of operations.  Anticipated proceeds in excess of recognized losses would be considered a gain contingency and recognized when the contingency related to the insurance claim had been resolved.  Anticipated recoveries for lost rental revenue due to property damage were also considered to be a gain contingency and recognized when the contingency related to the insurance claim had been resolved.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Cash and cash equivalents are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2017.
The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2017. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.
Restricted Cash
Restricted cash is comprised of lender impound reserve accounts for property taxes and insurance proceeds for property damages.
Rents and Other Receivables
In accordance with the liquidation basis of accounting, as of December 1, 2017, rents and other receivables were adjusted to their net realizable value. The Company periodically evaluates the collectibility of amounts due from tenants. Any changes in the collectibility of the receivables are reflected as a change to the Company’s net assets in liquidation.
Accrued Liquidation Costs
In accordance with the liquidation basis of accounting, the Company accrues for certain estimated liquidation costs to the extent it has a reasonable basis for estimation. These consist of legal fees, dissolution costs, final audit/tax costs, fees paid to financial advisors, insurance, and distribution processing costs.
Deferred Financing Costs
Prior to the adoption of the liquidation basis of accounting, deferred financing costs represented commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and were presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs were amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs were generally expensed when the associated debt was refinanced or repaid before maturity unless specific rules were met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability is recognized were included in prepaid and other assets on the balance sheet. Costs incurred in seeking financing transactions that did not close were expensed in the period in which it was determined that the financing will not close.
Dividend Reinvestment Plan
The Company had a dividend reinvestment plan through which its common stockholders were able to elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Participants in the dividend reinvestment plan were able to acquire shares of common stock under the plan at a price equal to 95% of the estimated value per share of the Company’s common stock. On December 9, 2016, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $9.35 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2016. On April 5, 2017, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $8.35 (unaudited), effective April 20, 2017. The estimated value per share was equal to the December 2016 estimated value per share of the Company’s common stock of $9.35 (unaudited), reduced for the impact of the $1.00 per share special distribution the Company paid to its stockholders on May 1, 2017 in connection with the disposition of Wesley Village. Commencing with the April 20, 2017 purchase date, the purchase price per share under the dividend reinvestment plan was $7.93. The Company terminated the dividend reinvestment plan effective as of August 20, 2017.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Redeemable Common Stock
On December 19, 2017, in connection with the implementation of the Plan of Liquidation, the Company’s board of directors approved the termination of the Company’s share redemption program effective as of January 21, 2018. Thus, the last redemption date under the share redemption program would have been December 29, 2017. However, because of certain limitations on the dollar value of shares that could have been redeemed under the share redemption program (described below), the Company exhausted funds available for all redemptions for the remainder of 2017 in January 2017 and funds available for redemptions made in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” (both as defined in the share redemption program and together with redemptions in connection with a stockholder’s death, “Special Redemptions”) for the remainder of 2017 in August 2017. As such, the Company was unable to redeem any shares on December 29, 2017.
Pursuant to the Company’s share redemption program, there were several limitations on the Company’s ability to redeem shares:

•	Unless the shares were being redeemed in connection with a Special Redemption, the Company was not able to redeem shares until the stockholder has held his or her shares for one year.

•	During any calendar year, the Company could redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.

•
The Company had no obligation to redeem shares if the redemption would have violated the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

•
The Company could redeem only the number of shares that it could purchase with the amount of the net proceeds from the sale of shares under its dividend reinvestment plan during the prior calendar year; provided that the Company could not redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once the Company had redeemed $1.5 million of shares under its share redemption program, including in connection with Special Redemptions, the remaining $0.5 million of the $2.0 million annual redemption limit was reserved exclusively for Special Redemptions.

Pursuant to the share redemption program, Special Redemptions were made at a price per share equal to the most recent estimated value per share of the Company’s common stock as of the applicable redemption date. The price at which the Company redeemed all other shares eligible for redemption was as follows:

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
On December 9, 2016, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $9.35 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2016. This estimated value per share became effective for the December 2016 redemption date, which was December 30, 2016. For a full description of the assumption and methodologies used to value the Company’s assets and liabilities in connection with the calculation of the December 2016 estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

On April 5, 2017, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $8.35 (unaudited), effective April 20, 2017. The estimated value per share was equal to the December 2016 estimated value per share of the the Company’s common stock of $9.35 (unaudited), reduced for the impact of the $1.00 per share special distribution the Company paid to its stockholders on May 1, 2017 in connection with the disposition of Wesley Village. For a full description of the methodologies and assumptions used in the determination of the April 2017 estimated value per share, see the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2017.
If the Company could not redeem all shares presented for redemption in any month because of the limitations on redemptions set forth in the share redemption program, then the Company honored redemption requests on a pro rata basis, except that if a pro rata redemption would have resulted in a stockholder owning less than the minimum purchase requirement described in the Company’s then-effective, or the most recently effective, registration statement as such registration statement had been amended or supplemented, then the Company would redeem all of such stockholder’s shares.
The Company recorded amounts that were redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares would be mandatorily redeemable at the option of the holder and therefore their redemption would be outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program was limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under its dividend reinvestment plan during the prior calendar year; provided, that the Company was not able to redeem more than $2.0 million of shares in the aggregate during any calendar year. Furthermore, during any calendar year, once the Company had redeemed $1.5 million of shares under the share redemption program, including Special Redemptions, the remaining $0.5 million of the $2.0 million annual limit would be reserved exclusively for Special Redemptions. However, because the amounts that could be redeemed were determinable and only contingent on an event that was likely to occur (e.g., the passage of time), the Company presented the net proceeds from the current year dividend reinvestment plan as redeemable common stock in its accompanying consolidated balance sheets.
The Company classified as liabilities financial instruments that represented a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares were contingently redeemable at the option of the holder. When the Company determined it had a mandatory obligation to repurchase shares under the share redemption program, it reclassified such obligations from temporary equity to a liability based upon their respective settlement values. During the year ended December 31, 2016, the Company redeemed $2.0 million of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 31, 2016 redemption date, except for 176,510 shares due to the limitations described above, of which 154,109 shares were redeemed in January 2017 and February 2017. The Company recorded $1.7 million of other liabilities on the Company’s consolidated balance sheets as of December 31, 2016 related to these unfulfilled redemption requests.
Related Party Transactions
The Company has entered into the Advisory Agreement with the Advisor and that certain dealer manager agreement related to the Follow-on Offering, dated March 8, 2013 (the “Follow-on Dealer Manager Agreement”), with KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Company that acted as the Company’s dealer manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the now-terminated Follow-on Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the management of the Company’s real estate properties, among other services (including, but not limited to, the disposition of investments), as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the now-terminated dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company, such as certain operating costs.
The Company has entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform (“AIP Platform”) with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II)” and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company did not incur any subordinated participations in net cash flows, or subordinated incentive listing fees during the year ended December 31, 2017.
Operating Expenses
Under the Advisory Agreement, the Advisor has the right to seek reimbursement from the Company for all costs and expenses it incurs in connection with the provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, accounting software and cybersecurity costs. In addition, the Sub-Advisor had the right to seek reimbursement for certain marketing research costs and property pursuit costs it incurred. Commencing July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, the Advisor may seek reimbursement for additional employee costs. The Company does not reimburse the Advisor for employee costs in connection with services for which the Advisor earned or earns acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers.
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
Effective August 14, 2013, the asset management fee payable by the Company to the Advisor with respect to investments in real estate is a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs (regardless of the level of debt used to finance the investment), and (ii) 2.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs, less any debt used to finance the investment. See Note 9, “Related Party Transactions — Advisory Agreement — Asset Management Fee.”
On February 1, 2018, the Company renewed the Advisory Agreement with the Advisor, effective as of January 25, 2018. The renewed Advisory Agreement (i) contains certain changes to the fees and reimbursements the Company pays to its advisor which become effective on the day after the Company’s sells its final real estate property and (ii) provides for the automatic termination of the agreement in certain circumstances. See Note 12, “Subsequent Events — Renewal of the Advisory Agreement.”
Property Management Fees
During the year ended December 31, 2015, the Company, through its indirect wholly owned subsidiaries that owned each of its real estate properties (each, a “Property Owner”), entered into property management agreements with Legacy Partners, Inc., formerly known as Legacy Partners Residential, Inc. (“LPI”), an affiliate of the Sub-Advisor (each, a “Property Management Agreement”), pursuant to which LPI provides or provided, among other services, general property management services, including bookkeeping and accounting services for each of the Company’s real estate properties. Under the Property Management Agreements for each of the Company’s remaining real estate properties, each Property Owner will pay LPI: (i) a monthly fee based on the Management Fee Percentage (as described below), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPI and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPI for retail leases executed that were procured or obtained by LPI, (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel. For more information, see Note 9, “Related Party Transactions – Property Management Agreements.”

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Disposition Fees
The Advisory Agreement provides that if the Advisor or any of its affiliates provide a substantial amount of services (as determined by the conflicts committee) in connection with the sales of single real estate properties or the sale of all or a portion of the Company’s real estate properties through a portfolio sale, merger or other business combination transaction, the Company would pay the Advisor or its affiliates a disposition fee of up to 1% of the contract sales price of the real estate property or properties sold.
Insurance Program
On January 6, 2014, the Company, together with KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I was implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to continue to qualify for treatment as a REIT.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2017. As of December 31, 2017, returns for calendar years 2013 through 2016 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the 11 months ended November 30, 2017 and years ended December 31, 2016 and 2015.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Distributions declared per share of common stock were $1.388 for the 11 months ended November 30, 2017 and $0.650 and 0.650 for the years ended December 31, 2016 and 2015, respectively. Distributions declared per share of common stock were based on daily record dates for each day during the period commencing January 1, 2015 through February 28, 2016 and March 1, 2016 through February 28, 2017. Distributions declared per share of common stock assumes each share was issued and outstanding each day during this period. For each day that was a record date for distributions during this period, distributions were calculated at a rate of $0.00178082 per share per day. For the month of March 2017 and for the period from May 2017 through September 2017, the Company’s board of directors declared monthly distributions based on a monthly record date. Additionally, the Company’s board of directors declared a special distribution in the amount $1.00 per share of common stock to stockholders of record as of the close of business on April 20, 2017, which was paid on May 1, 2017 and funded from the net proceeds from the sale of Wesley Village. In addition, pursuant to the Plan of Liquidation, on December 20, 2017, the Company’s board of directors authorized an initial liquidating distribution in the amount of $4.05 per share of common stock to the Company’s stockholders of record as of the close of business on December 21, 2017 (the “Initial Liquidating Distribution”). The Initial Liquidating Distribution was paid on December 27, 2017 and was funded from proceeds from real estate property sales.
Square Footage, Occupancy and Other Measures
Square footage, occupancy and other measures, including annualized base rent and annualized base rent per square foot, used to describe real estate investments included in the Notes to Consolidated Financial Statements are presented on an unaudited basis.

4.	LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of December 31, 2017, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
Upon transition to the liquidation basis of accounting on December 1, 2017, the Company accrued the following revenues and expenses expected to be incurred during liquidation (in thousands):

Rental income	$5,196
Operating, maintenance, and management	(1,230)
Real estate taxes and insurance	151
Asset management fees due to affiliates	—
Property management fees and expenses to affiliate	(299)
General and administrative expenses	(1,103)
Interest expense	(1,391)
Other interest income	100
Liquidation transaction costs	(1,500)
Capital expenditures	(187)
Liabilities for estimated costs in excess of estimated receipts during liquidation	$(263)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of December 31, 2017 is as follows (in thousands):

	December 1, 2017	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2017
Assets:
Estimated net inflows from investments in real estate	$2,427	$(861)	$254	$1,820
	2,427	(861)	254	1,820
Liabilities:
Liquidation transaction costs	(1,500)	—	—	(1,500)
Corporate expenditures	(1,003)	176	—	(827)
Capital expenditures	(187)	8	—	(179)
	(2,690)	184	—	(2,506)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(263)	$(677)	$254	$(686)

5.	NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately $84.9 million during the month ended December 31, 2017. Pursuant to the Plan of Liquidation, on December 20, 2017, the Company’s board of directors authorized the Initial Liquidating Distribution in the amount of $4.05 per share of common stock to the Company’s stockholders of record as of the close of business on December 21, 2017, for an aggregate cash distribution of approximately $85.2 million, which was the primary reason for the decline in net assets in liquidation. The Initial Liquidating Distribution was paid on December 27, 2017 and was funded with proceeds from asset sales.
The net assets in liquidation as of December 31, 2017 would result in the payment of additional estimated liquidating distributions of approximately $4.44 per share of common stock to the Company’s stockholders of record as of December 31, 2017. This estimate of additional liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sales of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

6.	REAL ESTATE
As of December 31, 2017, the Company’s real estate investments consisted of the Core-Portfolio Properties. These four properties contain 1,273 units, and encompass 1.4 million rentable square feet and were 93% occupied in the aggregate. As of December 31, 2017, the Company’s liquidation value of real estate was $217.5 million.
As a result of adopting the liquidation basis of accounting in December 2017, as of December 31, 2017, real estate properties were recorded at their estimated liquidation value, which represents the estimated gross amount of cash that the Company will collect on the sale of its real estate properties owned as of December 31, 2017 as it carries out its Plan of Liquidation.
Real Estate Sales
During the 11 months ended November 30, 2017 and for the period from December 1, 2017 through December 31, 2017, the Company sold the following seven real estate properties:

Property Name	Location	Date Sold	Number of Units	Contractual Sales Price (1) (in thousands)
Wesley Village	Charlotte, NC	03/09/2017	301	$57,150
Watertower Apartments	Eden Prairie, MN	09/12/2017	228	42,500
Legacy Crescent Park	Greer, SC	09/29/2017	240	24,500
Legacy Grand at Concord	Concord, NC	10/30/2017	240	33,500
Legacy at Martin’s Point	Lombard, IL	10/31/2017	256	38,250
Millennium Apartment Homes	Greenville, SC	10/31/2017	305	36,250
Total for the 11 months ended November 30, 2017			1,570	232,150
Poplar Creek	Schaumburg, IL	12/20/2017	196	31,000
Total			1,766	$263,150
____________________
(1) Contractual sales price excludes closing credits, closing costs and fees.
On February 8, 2018, the Company completed the sale of two of the Core-Portfolio Properties. See Note 12, “Subsequent Events — Dispositions Subsequent to December 31, 2017.”

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

7.	NOTES PAYABLE
As of December 31, 2017 and 2016, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of December 31, 2017	Payment Type	Maturity Date
Legacy at Valley Ranch Mortgage Loan (2)	$30,334	$30,958	3.9%	Principal & Interest	04/01/2019
Poplar Creek Mortgage Loan (3)	—	19,414	(3)	(3)	(3)
The Residence at Waterstone Mortgage Loan	44,716	45,653	3.8%	Principal & Interest	05/01/2019	(1)
Legacy Crescent Park Mortgage Loan (4)	—	13,560	(4)	(4)	(4)
Legacy at Martin’s Point Mortgage Loan (5)	—	21,866	(5)	(5)	(5)
Wesley Village Mortgage Loan (6)	—	26,862	(6)	(6)	(6)
Watertower Mortgage Loan (7)	—	23,943	(7)	(7)	(7)
Crystal Park Mortgage Loan (8)	26,296	27,013	2.5%	Principal & Interest	06/01/2018	(1)
Millennium Mortgage Loan (9)	—	20,190	(9)	(9)	(9)
Legacy Grand at Concord Mortgage Loan (10)	—	22,392	(10)	(10)	(10)
Lofts at the Highlands Mortgage Loan	30,303	30,754	3.4%	Principal & Interest	08/01/2052	(1)
Total notes payable principal outstanding	$131,649	$282,605
Discount on note payable, net (11)	—	(2,644)
Deferred financing costs, net (11)	—	(815)
Prepayment penalties (11)	1,283	—
Total notes payable, net	$132,932	$279,146
____________________
(1) The Company has the right to repay the loan subject to certain conditions and prepayment penalties.
(2) On February 8, 2018, in connection with the disposition of Legacy at Valley Ranch, the Company entered into a defeasance agreement with the lender to defease the entire outstanding principal balance of the Legacy at Valley Ranch Mortgage Loan and release Legacy at Valley Ranch as security for the Legacy at Valley Ranch Mortgage Loan. See Note 12, “Subsequent Events — Dispositions Subsequent to December 31, 2017 — Disposition of Legacy at Valley Ranch.”
(3) On December 20, 2017, in connection with the disposition of Poplar Creek, the Company entered into a defeasance with the lender to defease the entire outstanding principal balance of the Poplar Creek Mortgage Loan and release Poplar Creek as security for the Poplar Creek Mortgage Loan.
(4) On September 29, 2017, in connection with the disposition of Legacy Crescent Park, the Company paid off the Legacy Crescent Park Mortgage Loan.
(5) On October 31, 2017, in connection with the disposition of Legacy at Martin’s Point, the Company paid off the Legacy at Martin’s Point Mortgage Loan.
(6) On March 9, 2017, in connection with the disposition of Wesley Village, the Company paid off the Wesley Village Mortgage Loan.
(7) On September 12, 2017, in connection with the disposition of Watertower Apartments, the Company paid off the Watertower Mortgage Loan.
(8) On February 8, 2018, in connection with the disposition of Crystal Park at Waterford, the Company entered into a defeasance agreement with the lender to defease the entire outstanding principal balance of the Crystal Park Mortgage Loan and release Crystal Park at Waterford as security for the Crystal Park Mortgage Loan. See Note 12, “Subsequent Events — Dispositions Subsequent to December 31, 2017 — Disposition of Crystal Park at Waterford.”
(9) On October 31, 2017, in connection with the disposition of Millennium Apartment Homes, the Company paid off the Millennium Mortgage Loan.
(10) On October 30, 2017, in connection with the disposition of Legacy Grand at Concord, the Company paid off the Legacy Grand at Concord Mortgage Loan.
(11) As described in Note 3, “Summary of Significant Accounting Policies — Principles of Consolidation and Basis of Presentation,” on December 1, 2017, the Company adopted the liquidation basis of accounting which requires the Company to record notes payable at their contractual amounts.
During the 11 months ended November 30, 2017 and the years ended December 31, 2016 and 2015, the Company incurred $8.6 million, $10.3 million and $10.5 million of interest expense, respectively. Included in interest expense for the 11 months ended November 30, 2017 and the years ended December 31, 2016 and 2015 were $0.5 million, $0.4 million and $0.4 million of amortization of deferred financing costs, respectively. Also included in interest expense for the 11 months ended November 30, 2017 and the years ended December 31, 2016 and 2015 were $81,000, $87,000 and $86,000 of amortization of discount on a note payable, respectively. As of December 31, 2016, the Company recorded interest payable of $0.8 million.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

8.	FAIR VALUE DISCLOSURES
Under the going concern basis of accounting, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired long-lived assets). Fair value, as defined under GAAP, is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
The following were the face value, carrying amount and fair value of the Company’s notes payable as of December 31, 2016 (dollars in thousands):

	December 31, 2016
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

9.	RELATED PARTY TRANSACTIONS
The Company has entered into the Advisory Agreement with the Advisor and the Follow-on Dealer Manager Agreement with the Dealer Manager. These agreements entitled the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the now-terminated Follow-on Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the management and disposition of the Company’s real estate properties, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the now-terminated dividend reinvestment plan, and certain costs incurred by the Advisor in providing services to the Company, such as certain operating costs. The Company has also entered into the AIP Reimbursement Agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the AIP Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II., the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT. was added to the insurance program at terms similar to those described above. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I was implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
Advisory Agreement — Asset Management Fee
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

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The Advisory Agreement defers the Company’s obligation to pay asset management fees, without interest, accruing from February 1, 2013 through July 31, 2013. The Company will only be obligated to pay the Advisor such deferred amounts if and to the extent that the Company’s funds from operations, as such term is defined by the National Association of Real Estate Investment Trusts and interpreted by the Company, as adjusted for the effects of straight-line rents and acquisition costs and expenses (“AFFO”) for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “AFFO Surplus”). The amount of any AFFO Surplus in a given month shall be applied first to pay to the Advisor’s asset management fees currently due with respect to such month (including any that would otherwise have been deferred for that month in accordance with the Advisory Agreement) and then to pay asset management fees previously deferred by the Advisor in accordance with the Advisory Agreement that remain unpaid. As of November 30, 2017, the Company had deferred payment of $1.5 million of asset management fees for the period from February 2013 through July 2013, but did not record an accrual on its books as the Company does not expect to pay this amount to the Advisor.
In addition, the Advisory Agreement defers without interest under certain circumstances, the Company’s obligation to pay asset management fees accruing from August 1, 2013. Specifically, the Advisory Agreement defers the Company’s obligation to pay an asset management fee for any month in which the Company’s modified funds from operations (“MFFO”) for such month, as such term is defined in the practice guideline issued by the Investment Program Association (“IPA”) in November 2010 and interpreted by the Company, excluding asset management fees, does not exceed the amount of distributions declared by the Company for record dates of that month. The Company remains obligated to pay the Advisor an asset management fee in any month in which the Company’s MFFO, excluding asset management fees, for such month exceeds the amount of distributions declared for the record dates of that month (such excess amount, an “MFFO Surplus”); however, any amount of such asset management fee in excess of the MFFO Surplus is also deferred under the Advisory Agreement. If the MFFO Surplus for any month exceeds the amount of the asset management fee payable for such month, any remaining MFFO Surplus will not be applied to pay asset management fee amounts previously deferred by the Advisor in accordance with the Advisory Agreement. As of November 30, 2017, the Company had deferred payment of $9.8 million of asset management fees for the period from August 2013 through November 2017, but did not record an accrual on its books as the Company does not expect to pay this amount to the Advisor. During the 11 months ended November 30, 2017, the Company incurred $2.0 million of asset management fees. However, the Company only recorded $0.2 million pursuant to the limitations in the Advisory Agreement as noted above. The Company did not accrue the remaining $1.8 million of these deferred asset management fees as the Company does not expect to pay this amount to the Advisor. As the Company ceased paying regular monthly distributions after October 2, 2017, the Advisor has agreed to waive all future asset management fees.
As of December 31, 2017, as part of the liquidation basis of accounting, the Company accrued $0 of asset management fees.
During the year ended December 31, 2016, the Company incurred $3.0 million of asset management fees. However, the Company only recorded $0.4 million pursuant to the limitations in the Advisory Agreement as noted above. The Company did not accrue the remaining $2.6 million of these asset management fees as it is not expected that any of these amounts will be paid in the future. During the year ended December 31, 2015, the Company incurred $2.8 million of asset management fees. However, the Company only recorded $0.7 million pursuant to the limitations in the Advisory Agreement as noted above. The Company did not accrue the remaining $2.1 million of these asset management fees as it is not expected that any of these amounts will be paid in the future.
On February 1, 2018, the Company renewed the Advisory Agreement with the Advisor, effective as of January 25, 2018. The renewed Advisory Agreement (i) contains certain changes to the fees and reimbursements the Company pays to its advisor which become effective on the day after the Company’s sells its final real estate property and (ii) provides for the automatic termination of the agreement in certain circumstances. See Note 12, “Subsequent Events — Renewal of the Advisory Agreement.”
During the years ended December 31, 2017, 2016 and 2015, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Property Management Agreements
In connection with certain of its property acquisitions, the Company, through certain Property Owners, entered into separate Property Management — Account Services Agreements (each, a “Services Agreement”) with Legacy Partners Residential L.P. (“LPR”), an affiliate of the Sub-Advisor, pursuant to which LPR provided certain account maintenance and bookkeeping services related to these properties. Under each Services Agreement, the Company paid LPR a monthly fee in an amount equal to 1% of each property’s gross monthly collections. Unless otherwise provided for in an approved operating budget for a property, LPR was responsible for all expenses that it incurred in rendering services pursuant to each Services Agreement. As described below, as of June 9, 2015, each of the Services Agreements had been terminated.
During the year ended December 31, 2015, the Company, through the Property Owners, entered into the Property Management Agreements, pursuant to which LPI provides or provided, among other services, general property management services, including bookkeeping and accounting services, construction management services and budgeting and business plans for the Company’s properties, as follows:

Property Name	Effective Date	Management Fee Percentage
Watertower Apartments (1)	04/07/2015	2.75%
Crystal Park at Waterford (2)	04/14/2015	3.00%
The Residence at Waterstone	04/28/2015	3.00%
Lofts at the Highlands	05/05/2015	3.00%
Legacy at Martin’s Point (3)	05/12/2015	3.00%
Poplar Creek (4)	05/14/2015	3.00%
Wesley Village (5)	05/19/2015	3.00%
Legacy Grand at Concord (6)	05/21/2015	3.00%
Millennium Apartment Homes (7)	05/27/2015	3.00%
Legacy Crescent Park (8)	05/29/2015	3.00%
Legacy at Valley Ranch (9)	06/09/2015	3.00%
____________________
(1) On September 12, 2017, the Company sold Watertower Apartments. The Property Management Agreement for Watertower Apartments was terminated effective as of September 12, 2017.
(2) On February 8, 2018, the Company sold Crystal Park at Waterford. See Note 12, “Subsequent Events — Dispositions Subsequent to December 31, 2017 — Disposition of Crystal Park at Waterford.” The Property Management Agreement for Crystal Park at Waterford was terminated effective as of February 8, 2018.
(3) On October 31, 2017, the Company sold Legacy at Martin’s Point. The Property Management Agreement for Legacy at Martin’s Point was terminated effective as of October 31, 2017.
(4) On December 20, 2017, the Company sold Poplar Creek. The Property Management Agreement for Poplar Creek was terminated effective as of December 20, 2017.
(5) On March 9, 2017, the Company sold Wesley Village. The Property Management Agreement for Wesley Village was terminated effective as of March 9, 2017.
(6) On October 30, 2017, the Company sold Legacy Grand at Concord. The Property Management Agreement for Legacy Grand at Concord was terminated effective as of October 30, 2017.
(7) On October 31, 2017, the Company sold Millennium Apartment Homes. The Property Management Agreement for Millennium Apartment Homes was terminated effective as of October 31, 2017.
(8) On September 29, 2017, the Company sold Legacy Crescent Park. The Property Management Agreement for Legacy Crescent Park was terminated effective as of September 29, 2017.
(9) On February 8, 2018, the Company sold Legacy at Valley Ranch. See Note 12, “Subsequent Events — Dispositions Subsequent to December 31, 2017 — Disposition of Legacy at Valley Ranch.” The Property Management Agreement for Legacy at Valley Ranch was terminated effective as of February 8, 2018.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Under the Property Management Agreements, each Property Owner pays or paid LPI: (i) a monthly fee based on a percentage (as described in the table above, the “Management Fee Percentage”) of the Gross Monthly Collections (as defined in each Property Management Agreement), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPI and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPI for executed retail leases that were procured or obtained by LPI, (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel. Unless otherwise provided for in an approved operating budget, LPI is or was responsible for all expenses that it incurs or incurred in rendering services pursuant to each Property Management Agreement. Each Property Management Agreement had an initial term of one year and each has continued on a month-to-month basis pursuant to its terms. Either party may terminate a Property Management Agreement provided it gives 30 days’ prior written notice of its desire to terminate such agreement. The Property Owner may also terminate the Property Management Agreement with cause immediately upon notice to LPI and the expiration of any applicable cure period. LPI may terminate each Property Management Agreement at any time without cause upon prior written notice to the Property Owner which, depending upon the terms of the particular Property Management Agreement, requires either 30, 60 or 90 days prior written notice. LPI may terminate the Property Management Agreement for cause if a Property Owner commits any material default under the Property Management Agreement and the default continues for a period of 30 days after notice from LPI to a Property Owner for a default or, in the case of Lofts at the Highlands, if a monetary default continues for a period of 10 days after notice of such monetary default.
Pursuant to the terms of these agreements and the Services Agreements and Property Management Agreements discussed above, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2017, 2016 and 2015, respectively, and any related amounts payable as of December 31, 2017 and 2016 (in thousands):

	Incurred			Payable as of
	Years Ended December 31,			December 31,
	2017	2016	2015	2017	2016
Expensed
Asset management fees (1)	$234	$399	$729	$—	$—
Reimbursable operating expenses (2)	246	225	356	16	15
Property management fees and expenses (3)	5,547	5,811	3,523	69	142
Disposition fees (4)	1,710	—	—	—	—
	$7,737	$6,435	$4,608	$85	$157
____________________
(1) See “Advisory Agreement — Asset Management Fee” above. For the 11 months ended November 30, 2017, asset management fees were $0.2 million as presented on a going concern basis.
(2) Reimbursable operating expenses primarily consist of marketing research costs and property site visit expenses incurred by the Sub-Advisor and internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $171,000, $161,000 and $141,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement through December 31, 2017. The Company does not reimburse for employee costs in connection with services for which the Advisor earns or earned acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor and Sub-Advisor for certain of the Company’s direct property operating costs incurred from third parties that were initially paid by the Advisor and Sub-Advisor on behalf of the Company. For the 11 months ended November 30, 2017, reimbursable operating expenses were $0.2 million as presented on a going concern basis.
(3) Property management fees and expenses are all paid to LPI. Those fees and expenses are described above under “— Property Management Agreements.” For the 11 months ended November 30, 2017, property management fees and expenses were $5.2 million as presented on a going concern basis.
(4) Disposition fees presented are amounts incurred pursuant to the Advisory Agreement and approved by the conflicts committee during the year ended December 31, 2017. For the 11 months ended November 30, 2017, disposition fees were $1.5 million as presented on a going concern basis. Disposition fees accrued as of December 31, 2017, as part of the liquidation basis of accounting, of $1.4 million are included in liabilities for estimated closing costs and disposition fees in the accompanying Consolidated Statement of Net Assets.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

During the year ended December 31, 2017, the Advisor reimbursed the Company for a property insurance rebate $27,000.
In connection with the Follow-on Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the years ended December 31, 2017, 2016 and 2015 the Advisor incurred $61,000, $61,000 and $61,000, respectively, for the costs of the supplemental coverage obtained by the Company.
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
Other Offering Costs Related to Follow-on Offering and Dividend Reinvestment Plan
The offering costs related to the Follow-on Offering (other than selling commissions and dealer manager fees) were either paid directly by the Company or in some instances paid by the Advisor, the Dealer Manager or their affiliates on the Company’s behalf. Offering costs include all expenses in connection with the Follow-on Offering and were charged as incurred as a reduction to stockholders’ equity.
Pursuant to the Advisory Agreement and the Follow-on Dealer Manager Agreement, the Company was obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for offering costs paid by them on the Company’s behalf. However, at the termination of the primary Follow-on Offering and at the termination of the offering under the Company’s dividend reinvestment plan, the Advisor agreed to reimburse the Company to the extent that selling commissions, dealer manager fees and other offering costs incurred by the Company exceeded 15% of the gross offering proceeds. Further, the Company was only liable to reimburse offering costs incurred by the Advisor up to an amount that, when combined with selling commissions, dealer manager fees and all other amounts spent by the Company on offering expenses, did not exceed 15% of the gross proceeds of the primary Follow-on Offering and the offering under the Company’s dividend reinvestment plan as of the date of reimbursement. The Company terminated the dividend reinvestment plan effective as of August 20, 2017.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

10.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the 11 months ended November 30, 2017 and year ended December 31, 2016 (in thousands, except per share amounts):

	2017
	First Quarter	Second Quarter	Third Quarter	Period from October 1, 2017 through November 30, 2017
Revenues	$10,966	$10,381	$10,111	$4,835
Net income	16,076	51	13,697	19,290
Net income per common share, basic and diluted	0.77	—	0.65	0.92
Distributions declared per common share (1)	0.160	1.091	0.137	—

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,154	$11,367	$11,498	$11,282
Net income (loss)	86	(24)	5,040	19
Net income per common share, basic and diluted	—	—	0.24	0.01
Distributions declared per common share (1)	0.160	0.162	0.164	0.164
_____________________
(1) See Note 3, “Summary of Significant Accounting Policies — Per Share Data,” for more information regarding distributions declared.

11.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor and the Sub-Advisor for certain services that are essential to the Company's implementation of the Plan of Liquidation, including the management of the daily operations of the Company’s remaining real estate properties; the disposition of the Company’s remaining real estate properties; and other general and administrative responsibilities. The Company is also dependent on LPI to provide the property management services under the Property Management Agreements. In the event that these companies are unable to provide any of the respective services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or net assets in liquidation. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s property, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the property could result in future environmental liabilities.
Legal Matters
From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s financial condition or net assets in liquidation, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Dispositions Subsequent to December 31, 2017
Disposition of Legacy at Valley Ranch
On October 26, 2010, the Company, through an indirect wholly owned subsidiary (the “Legacy at Valley Ranch Owner”), purchased a 504-unit apartment complex (“Legacy at Valley Ranch”) on approximately 20.3 acres of land located in the Valley Ranch community of Irving, Texas. On February 8, 2018, the Company completed the sale of Legacy at Valley Ranch to an unaffiliated buyer for $67.5 million, net of closing credits. The liquidation value of Legacy at Valley Ranch as of December 1, 2017 was $67.5 million. In connection with the disposition of Legacy at Valley Ranch, the Company, through the Legacy at Valley Ranch Owner, entered into a defeasance agreement with the lender under the Legacy at Valley Ranch Mortgage Loan to defease the entire outstanding principal balance of $30.2 million and release Legacy at Valley Ranch as security for the Legacy at Valley Ranch Mortgage Loan.
Disposition of Crystal Park at Waterford
On May 8, 2013, the Company, through an indirect wholly owned subsidiary (the “Crystal Park at Waterford Owner”), purchased a 314-unit apartment complex (“Crystal Park at Waterford”) on approximately 16.3 acres of land located in Frederick, Maryland. On February 8, 2018, the Company completed the sale of Crystal Park at Waterford to to an unaffiliated buyer for $45.7 million, net of closing credits. The liquidation value of Crystal Park at Waterford as of December 1, 2017 was $45.7 million. In connection with the disposition of Crystal Park at Waterford, the Company, through the Crystal Park at Waterford Owner, entered into a defeasance agreement with the lender under the Crystal Park at Waterford Mortgage Loan to defease the entire outstanding principal balance of $26.2 million and release Crystal Park at Waterford as security for the Crystal Park at Waterford Mortgage Loan.
Renewal of the Advisory Agreement
On February 1, 2018, the Company renewed its advisory agreement with the Advisor. The effective date of the renewed advisory agreement is January 25, 2018. The renewed advisory agreement (i) removes the Company’s responsibility for paying any fees or compensation to the Advisor for services rendered commencing with the day immediately following the date on which the Company sells its final real estate property, (ii) removes the Company’s responsibility for paying directly or reimbursing the Advisor for any of the expenses paid or incurred by the Advisor on the Company’s behalf or in connection with the services provided to the Company commencing with the day immediately following the date on which the Company sells its final real estate property, and (iii) provides for the automatic termination of the advisory agreement, without further action by or on behalf of the Company or the Advisor, upon the payment by the Company of the final liquidating distribution pursuant to the Plan of Liquidation and the completion of all of the Advisor’s duties under the renewed advisory agreement, including without limitation, those duties relating to completing tax reporting and providing related information.
Other than the changes described above, there were no material changes to the terms of the advisory agreement previously in effect.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 9, 2018.

KBS LEGACY PARTNERS APARTMENT REIT, INC.

By:	/s/ W. DEAN HENRY
W. Dean Henry
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ W. DEAN HENRY	Chairman of the Board, Chief Executive Officer and Director	March 9, 2018
W. Dean Henry	(principal executive officer)
/s/ PETER M. BREN	President and Director	March 9, 2018
Peter M. Bren
/s/ GUY K. HAYS	Executive Vice President	March 9, 2018
Guy K. Hays
/s/ PETER MCMILLAN III	Executive Vice President	March 9, 2018
Peter McMillan III
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 9, 2018
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 9, 2018
Stacie K. Yamane
/s/ GARY T. KACHADURIAN	Director	March 9, 2018
Gary T. Kachadurian
/s/ MICHAEL L. MEYER	Director	March 9, 2018
Michael L. Meyer
/s/ RONALD E. ZUZACK	Director	March 9, 2018
Ronald E. Zuzack