Form 10-Q
period 2018-03-31
KBS Legacy Partners Apartment REIT, Inc.
filed 2018-04-30
CIK 1469822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
 As of April 27, 2018, there were 21,026,756 outstanding shares of common stock of the registrant.

KBS LEGACY PARTNERS APARTMENT REIT, INC.
FORM 10-Q
March 31, 2018

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Real estate	$—	$217,500
Cash and cash equivalents	94,526	14,133
Restricted cash	—	3,042
Rents and other receivables, net	88	169
Other assets, net	99	325
Total assets	$94,713	$235,169
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	$1,330	$686
Notes payable	—	132,932
Accounts payable and accrued liabilities	512	2,609
Due to affiliates	321	85
Liabilities for estimated closing costs and disposition fees	—	4,131
Other liabilities	—	1,379
Total liabilities	2,163	141,822
Commitments and contingencies (Note 9)
Net assets in liquidation	$92,550	$93,347
See accompanying condensed notes to condensed consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months Ended March 31, 2018
(Liquidation Basis)
(unaudited, in thousands)

Net assets in liquidation, beginning of period	$93,347
Changes in net assets in liquidation
Change in liquidation value of investments in real estate after closing costs/disposition fees	(678)
Other changes, net	(119)
Changes in net assets in liquidation	(797)
Net assets in liquidation, end of period	$92,550
See accompanying condensed notes to condensed consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unaudited)

1.	ORGANIZATION
KBS Legacy Partners Apartment REIT, Inc. (the “Company”) was formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. On January 21, 2016, the Company’s board of directors formed a special committee (the “Special Committee”) composed of all of its independent directors to explore the availability of strategic alternatives involving the Company. On August 14, 2017, the Special Committee and the board of directors unanimously approved the sale of all of the Company’s real estate properties and the Company’s dissolution pursuant to the terms of the Company’s plan of complete liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling the Company’s real estate properties, paying the Company’s debts and distributing the net proceeds from liquidation to the Company’s stockholders. On December 19, 2017, the Company’s stockholders approved the Plan of Liquidation. On April 18, 2018, the Company filed articles of dissolution (the “Articles of Dissolution”) with the State Department of Assessments and Taxation of Maryland (the “SDAT”) pursuant to the Plan of Liquidation. The Articles of Dissolution became effective on April 18, 2018. As a dissolved Maryland corporation, the Company’s sole purpose is the liquidation and winding down of the business affairs of the Company in accordance with the Plan of Liquidation. See Note 2, “Plan of Liquidation” and Note 10, “Subsequent Events — The Filing of the Articles of Dissolution.”
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement. See Note 8, “Related Party Transactions — Advisory Agreement.”
On March 29, 2018, the Company sold its final real estate property.
As of March 31, 2018, the Company had 21,026,756 shares of common stock issued and outstanding.

2.	PLAN OF LIQUIDATION
The Plan of Liquidation authorizes the Company to undertake an orderly liquidation, pursuant to which the Company (i) has sold all of its real estate properties and dissolved and (ii) will pay all of its known liabilities, provide for the payment of its unknown or contingent liabilities, distribute its remaining cash to its stockholders, and wind up its operations. The Company is authorized to provide for the payment of any unascertained or contingent liabilities and may do so by purchasing insurance, by establishing a reserve fund or in other ways. See Note 10, “Subsequent Events — Estimated Value Per Share.”
The Plan of Liquidation authorized the Company to sell any and all of its assets without further approval of its stockholders and provides that the amounts and timing of any additional liquidating distributions will be determined by the Company’s board of directors, in its discretion. Pursuant to applicable REIT rules, liquidating distributions the Company pays pursuant to the Plan of Liquidation will qualify for the dividends paid deduction, provided that they are paid within 24 months of the December 19, 2017 approval of the Plan of Liquidation by the Company’s stockholders.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Pursuant to the Plan of Liquidation, on December 20, 2017, the Company’s board of directors authorized an initial liquidating distribution in the amount of $4.05 per share of common stock to its stockholders of record as of the close of business on December 21, 2017 (the “Initial Liquidating Distribution”). The Initial Liquidating Distribution was paid on December 27, 2017 and was funded from proceeds from real estate property sales. For information on the Company’s authorization and payment of the Second Liquidating Distribution (defined in Note 10 below), see Note 10, “Subsequent Events — Authorization and Payment of the Second Liquidating Distribution.”
The Company’s expectations about the completion of the Plan of Liquidation and the amount of any additional liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any additional liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. Accordingly, it is not possible to precisely predict the timing of any additional liquidating distributions the Company pays to its stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders.
The Company expects to comply with the requirements necessary to continue to qualify as a REIT through the completion of the liquidation process. The board of directors shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status, provided however, that the board of directors may elect to terminate the Company’s status as a REIT if it determines that such termination would be in the best interest of the stockholders.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 205-30, “Liquidation Basis of Accounting,” and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim period presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.
The unaudited consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
Pursuant to the Company’s stockholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting as of December 1, 2017 (as the approval of the Plan of Liquidation by the Company’s stockholders became imminent within the last week of November 2017 based on the results of the Company’s solicitation of proxies from its stockholders for their approval of the Plan of Liquidation) and for the periods subsequent to December 1, 2017 in accordance with GAAP. Accordingly, on December 1, 2017, assets were adjusted to their estimated net realizable value, or liquidation value, which represented the estimated amount of cash that the Company would collect on disposal of assets as it carries out the Plan of Liquidation. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The costs and expenses that the Company expects to incur through the completion of its liquidation are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of March 31, 2018 are included in accounts payable and accrued liabilities and due to affiliates on the Condensed Consolidated Statement of Net Assets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

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
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of March 31, 2018, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of March 31, 2018 is as follows (in thousands):

	December 31, 2017	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2018
Assets:
Estimated net inflows from investments in real estate	$1,820	$(1,298)	$(371)	$151
	1,820	(1,298)	(371)	151
Liabilities:
Liquidation transaction costs	(1,500)	—	—	(1,500)
Corporate expenditures	(827)	594	252	19
Capital expenditures	(179)	165	14	—
	(2,506)	759	266	(1,481)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(686)	$(539)	$(105)	$(1,330)

5.	NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately $0.8 million during the three months ended March 31, 2018 primarily due to a change in estimated closing costs. The net assets in liquidation as of March 31, 2018 would result in the payment of additional estimated liquidating distributions of approximately $4.40 per share of common stock to the Company’s stockholders of record as of March 31, 2018, which amount includes the Second Liquidating Distribution (defined in Note 10 below). See “Subsequent Events — Authorization and Payment of the Second Liquidating Distribution.” This estimate of additional liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation, which could vary significantly based on different estimates and assumptions.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

6.	REAL ESTATE SALES
During the three months ended March 31, 2018, the Company sold its final four real estate properties.
Legacy at Valley Ranch
On October 26, 2010, the Company, through an indirect wholly owned subsidiary, purchased a 504-unit apartment complex (“Legacy at Valley Ranch”) on approximately 20.3 acres of land located in the Valley Ranch community of Irving, Texas. On February 8, 2018, the Company completed the sale of Legacy at Valley Ranch to an unaffiliated buyer for $67.5 million, net of closing credits. The liquidation value of Legacy at Valley Ranch as of December 1, 2017 was $67.5 million.
Crystal Park at Waterford
On May 8, 2013, the Company, through an indirect wholly owned subsidiary, purchased a 314-unit apartment complex (“Crystal Park at Waterford”) on approximately 16.3 acres of land located in Frederick, Maryland. On February 8, 2018, the Company completed the sale of Crystal Park at Waterford to an unaffiliated buyer for $45.7 million, net of closing credits. The liquidation value of Crystal Park at Waterford as of December 1, 2017 was $45.7 million.
Lofts at the Highlands
On February 25, 2014, the Company, through an indirect wholly owned subsidiary, purchased a 200-unit apartment complex (the “Lofts at the Highlands”) on approximately 2.8 acres of land located in St. Louis, Missouri. On March 28, 2018, the Company completed the sale of the Lofts at the Highlands to an unaffiliated buyer for $44.4 million. The liquidation value of the Lofts at the Highlands as of December 1, 2017 was $44.4 million.
The Residence at Waterstone
On April 6, 2012, the Company, through an indirect wholly owned subsidiary, purchased a 255-unit apartment complex (“The Residence at Waterstone”) on approximately 25.2 acres of land located in northwest Baltimore suburb of Pikesville, Maryland. On March 29, 2018, the Company completed the sale of The Residence at Waterstone to an unaffiliated buyer for $59.9 million, net of closing credits. The liquidation value of The Residence at Waterstone as of December 1, 2017 was $59.9 million.

7.	NOTES PAYABLE
During the three months ended March 31, 2018, the Company entered into defeasance agreements in relation to, or the buyers of certain properties assumed, the following notes payable:
Defeasance of the Legacy at Valley Ranch Mortgage Loan
On February 8, 2018, in connection with the sale of Legacy at Valley Ranch, the Company entered into a defeasance agreement with the lender to defease the entire outstanding principal balance of $30.2 million and release Legacy at Valley Ranch as security for the Legacy at Valley Ranch Mortgage Loan.
Defeasance of the Crystal Park at Waterford Mortgage Loan
On February 8, 2018, in connection with the sale of Crystal Park at Waterford, the Company entered into a defeasance agreement with the lender to defease the entire outstanding principal balance of $26.2 million and release Crystal Park at Waterford as security for the Crystal Park at Waterford Mortgage Loan.
Release and Buyer Assumption of the Lofts at the Highlands Mortgage Loan
On March 28, 2018, in connection with the sale of the Lofts at the Highlands, the buyer of the Lofts at the Highlands assumed the Lofts at the Highlands Mortgage Loan with an outstanding principal balance of $30.2 million at the time of the sale.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Release and Buyer Assumption of The Residence at Waterstone Mortgage Loan
On March 29, 2018, in connection with the sale of The Residence at Waterstone, the buyer of The Residence at Waterstone assumed The Residence at Waterstone Mortgage Loan with an outstanding principal balance of $44.5 million at the time of the sale.

8.	RELATED PARTY TRANSACTIONS
The Company has entered into the advisory agreement with the Advisor, which entitled the Advisor to specified fees upon the provision of certain services with regard to the management and disposition of the Company’s real estate properties, among other services, as well as reimbursement of certain costs incurred by the Advisor in providing services to the Company, such as certain operating costs. The Company has also entered into a fee reimbursement agreement with KBS Capital Markets Group (the “Dealer Manager”) pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”) and KBS Growth & Income REIT, Inc. (“KBS Growth & Income REIT”).
On January 6, 2014, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2015, KBS Growth & Income REIT was added to the insurance program at terms similar to those described above. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I was implementing its plan of liquidation, at renewal in June 2017, it elected to cease participation in the program and obtain separate insurance coverage.
During the three months ended March 31, 2018, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Growth & Income REIT.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Advisory Agreement
On February 1, 2018, the Company renewed its advisory agreement with the Advisor. The effective date of the renewed advisory agreement was January 25, 2018. The renewed advisory agreement (i) removed the Company’s responsibility for paying any fees or compensation to the Advisor for services rendered commencing with the day immediately following the date on which the Company sold its final real estate property, which sale occurred on March 29, 2018, (ii) removed the Company’s responsibility for paying directly or reimbursing the Advisor for any of the expenses paid or incurred by the Advisor on the Company’s behalf or in connection with the services provided to the Company commencing with the day immediately following the date on which the Company sold its final real estate property, and (iii) provides for the automatic termination of the advisory agreement, without further action by or on behalf of the Company or the Advisor, upon the payment by the Company of the final liquidating distribution pursuant to the Plan of Liquidation and the completion of all of the Advisor’s duties under the renewed advisory agreement, including without limitation, those duties relating to completing tax reporting and providing related information.
Other than the changes described above, there were no material changes to the terms of the advisory agreement previously in effect.
Asset Management Fee
Pursuant to the advisory agreement, the asset management fee payable by the Company to the Advisor with respect to investments in real estate was a monthly fee equal to the lesser of one-twelfth of (i) 1.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs (regardless of the level of debt used to finance the investment), and (ii) 2.0% of the amount paid or allocated to fund the acquisition, development, construction or improvement of the property (whether at or subsequent to acquisition), including acquisition expenses and budgeted capital improvement costs, less any debt used to finance the investment.
Due to certain limitations in the advisory agreement, as of March 31, 2018, the Company had deferred and not accrued payment of $11.3 million of asset management fees for the period from February 2013 through September 2017. As the Company ceased paying regular monthly distributions after October 2, 2017, the Advisor agreed to waive all future asset management fees.
As of March 31, 2018, as part of the liquidation basis of accounting, the Company accrued $0 of asset management fees, as the Company does not expect to pay any previously deferred asset management fees and, pursuant to the advisory agreement, commencing on March 30, 2018, no longer has any responsibility for paying any fees or compensation to the Advisor, for services rendered by the Advisor.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Property Management Agreements
The Company, through indirect wholly owned subsidiaries (each, a “Property Owner”), entered into property management agreements with Legacy Partners, Inc. (“LPI”), an affiliate of KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), (each a “Property Management Agreement”), pursuant to which LPI provided, among other services, general property management services, including bookkeeping and accounting services, construction management services and budgeting and business plans for the Company’s properties, as follows:

Property Name	Effective Date	Management Fee Percentage
Watertower Apartments (1)	04/07/2015	2.75%
Crystal Park at Waterford (2)	04/14/2015	3.00%
The Residence at Waterstone (3)	04/28/2015	3.00%
Lofts at the Highlands (4)	05/05/2015	3.00%
Legacy at Martin’s Point (5)	05/12/2015	3.00%
Poplar Creek (6)	05/14/2015	3.00%
Wesley Village (7)	05/19/2015	3.00%
Legacy Grand at Concord (8)	05/21/2015	3.00%
Millennium Apartment Homes (9)	05/27/2015	3.00%
Legacy Crescent Park (10)	05/29/2015	3.00%
Legacy at Valley Ranch (11)	06/09/2015	3.00%
____________________
(1) On September 12, 2017, the Company sold Watertower Apartments. The Property Management Agreement for Watertower Apartments was terminated effective as of September 12, 2017.
(2) On February 8, 2018, the Company sold Crystal Park at Waterford. The Property Management Agreement for Crystal Park at Waterford was terminated effective as of February 8, 2018.
(3) On March 29, 2018, the Company sold The Residence at Waterstone. The Property Management Agreement for The Residence at Waterstone was terminated effective as of March 29, 2018.
(4) On March 28, 2018, the Company sold the Lofts at the Highlands. The Property Management Agreement for the Lofts at the Highlands was terminated effective as of March 28, 2018.
(5) On October 31, 2017, the Company sold Legacy at Martin’s Point. The Property Management Agreement for Legacy at Martin’s Point was terminated effective as of October 31, 2017.
(6) On December 20, 2017, the Company sold Poplar Creek. The Property Management Agreement for Poplar Creek was terminated effective as of December 20, 2017.
(7) On March 9, 2017, the Company sold Wesley Village. The Property Management Agreement for Wesley Village was terminated effective as of March 9, 2017.
(8) On October 30, 2017, the Company sold Legacy Grand at Concord. The Property Management Agreement for Legacy Grand at Concord was terminated effective as of October 30, 2017.
(9) On October 31, 2017, the Company sold Millennium Apartment Homes. The Property Management Agreement for Millennium Apartment Homes was terminated effective as of October 31, 2017.
(10) On September 29, 2017, the Company sold Legacy Crescent Park. The Property Management Agreement for Legacy Crescent Park was terminated effective as of September 29, 2017.
(11) On February 8, 2018, the Company sold Legacy at Valley Ranch. The Property Management Agreement for Legacy at Valley Ranch was terminated effective as of February 8, 2018.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Under the Property Management Agreements, each Property Owner paid LPI: (i) a monthly fee based on a percentage (as described in the table above, the “Management Fee Percentage”) of the Gross Monthly Collections (as defined in each Property Management Agreement), (ii) a construction supervision fee equal to a percentage of construction costs to the extent overseen by LPI and as further detailed in each Property Management Agreement, (iii) a leasing commission at a rate to be agreed upon between the Property Owner and LPI for executed retail leases that were procured or obtained by LPI, (iv) certain reimbursements if included in an approved capital budget and (v) certain reimbursements if included in the approved operating budget, including the reimbursement of the salaries and benefits for on-site personnel. Unless otherwise provided for in an approved operating budget, LPI was responsible for all expenses that it incurred in rendering services pursuant to each Property Management Agreement.
Summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2018 and 2017, respectively, and any related amounts payable as of March 31, 2018 and December 31, 2017 (in thousands):

			Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2018	2017	2018	2017
Expensed
Asset management fees (1)	$—	$234	$—	$—
Reimbursable operating expenses (2)	23	69	3	16
Property management fees and expenses (3)	954	1,611	318	69
Disposition fees (4)	1,414	371	—	—
	$2,391	$2,285	$321	$85
____________________
(1) During the three months ended March 31, 2017, the Company incurred $0.7 million of asset management fees. However, the Company only recorded $0.2 million pursuant to the limitations in the advisory agreement. The Company did not accrue the remaining $0.5 million of these asset management fees as it was uncertain whether any of this amount will be paid in the future.  For the three months ended March 31, 2018, the Company did not record any asset management fees as the Advisor had agreed to waive all future asset management fees after October 2, 2017.
(2) Reimbursable operating expenses primarily consist of marketing research costs and property site visit expenses incurred by the Sub-Advisor and internal audit personnel costs, accounting software and cybersecurity related expenses incurred by the Advisor under the advisory agreement. Beginning July 1, 2010, the Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $21,000 and $36,000 for the three months ended March 31, 2018 and 2017, respectively, and were the only type of employee costs reimbursed under the advisory agreement through March 31, 2018. As described above, pursuant to the advisory agreement, commencing on March 30, 2018, the Company no longer has any responsibility for paying any fees or compensation to the Advisor, for services rendered by the Advisor. The Company did not reimburse for employee costs in connection with services for which the Advisor earned acquisition or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimbursed the Advisor and Sub-Advisor for certain of the Company’s direct property operating costs incurred from third parties that were initially paid by the Advisor and Sub-Advisor on behalf of the Company.
(3) Property management fees and expenses were all paid to LPI. Those amounts include retention bonuses in addition to fees and expenses that are described above under “— Property Management Agreements.”
(4) Disposition fees presented are amounts incurred pursuant to the advisory agreement and approved by the conflicts committee during the three months ended March 31, 2018 and 2017.
In connection with the Follow-on Offering, the Company’s sponsors agreed to provide additional indemnification to one of the participating broker-dealers.  The Company agreed to add supplemental coverage to its directors’ and officers’ insurance coverage to insure the sponsors’ obligations under this indemnification agreement in exchange for reimbursement by the sponsors to the Company for all costs, expenses and premiums related to this supplemental coverage.  During the three months ended March 31, 2018, the Advisor did not incur any costs of the supplemental coverage obtained by the Company.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS LEGACY PARTNERS APARTMENT REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

9.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor and the Sub-Advisor for certain services that are essential to the Company’s completion of the Plan of Liquidation, including general and administrative responsibilities. In the event that these companies are unable to provide any of the respective services, the Company will be required to obtain such services from other sources.
Environmental
As a former owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or net assets in liquidation. However, changes in applicable environmental laws and regulations and other environmental conditions of which the Company is unaware with respect to the property could result in future environmental liabilities.
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
The Filing of the Articles of Dissolution
On April 18, 2018, the Company filed the Articles of Dissolution with the SDAT pursuant to the Plan of Liquidation. The Articles of Dissolution became effective on April 18, 2018.
As of April 18, 2018, the Company directed its transfer agent to close the Company’s stock transfer books and at such time cease recording stock transfers except by will, intestate succession or operation of law. The right of a holder of record of the Company’s common stock to receive distributions in accordance with the Plan of Liquidation and Maryland General Corporation Law is not affected by the filing of the Articles of Dissolution.
Authorization and Payment of the Second Liquidating Distribution
On April 27, 2018, the Company’s board of directors authorized a liquidating distribution in the amount of $4.16 per share of common stock to the Company’s stockholders of record as of the close of business on April 27, 2018 (the “Second Liquidating Distribution”). The Second Liquidating Distribution was paid on April 30, 2018 and was funded from proceeds from real estate property sales.
Estimated Value Per Share
On April 27, 2018, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $0.24, effective April 27, 2018, which amount is equal to the Company’s estimated remaining net proceeds from liquidation as of April 27, 2018. The estimated value per share is based on the authorization of the Second Liquidating Distribution of $4.16 per share and the amount of the reserve fund of $0.24 per share established by the Company pursuant to the Plan of Liquidation.
The Company established the reserve to pay potential unknown liabilities and expenses in liquidation for which management believes there is minimal exposure. The Company anticipates it will distribute any remaining funds to stockholders by the end of 2018. However, there can be no assurances as to whether there will be any reserve funds available for distribution or the timing of any such distribution.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may face unanticipated difficulties, delays or expenditures relating to the completion of the Plan of Liquidation, which may reduce or delay our payment of any additional liquidating distributions.

•	We may face risks associated with legal proceedings, including stockholder litigation, that may be instituted against us related to the Plan of Liquidation.

•
We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, and our sub-advisor, KBS-Legacy Apartment Community REIT Venture, LLC (the “Sub-Advisor”), which is a joint venture among KBS Capital Advisors and Legacy Partners Residential Realty LLC (“LPRR LLC”), the co-manager of the Sub-Advisor, to provide certain other services and to carry out our liquidation and dissolution pursuant to the Plan of Liquidation.

All forward-looking statements should be read in light of the applicable risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2018.
Overview
We were formed on July 31, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2010. We conduct our business primarily through our Operating Partnership, of which we are the sole general partner. On January 21, 2016, our board of directors formed a special committee (the “Special Committee”) composed of all of our independent directors to explore the availability of strategic alternatives involving us. On August 14, 2017, the Special Committee and the board of directors unanimously approved the sale of all of our real estate properties and our dissolution pursuant to the terms of our plan of complete liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling our real estate properties, paying our debts and distributing the net proceeds from liquidation to our stockholders. On December 19, 2017, our stockholders approved the Plan of Liquidation. On April 18, 2018, we filed articles of dissolution (the “Articles of Dissolution”) with the State Department of Assessments and Taxation of Maryland (the “SDAT”) pursuant to the Plan of Liquidation. The Articles of Dissolution became effective on April 18, 2018. As a dissolved Maryland corporation, our sole purpose is the liquidation and winding down of the business affairs of the Company in accordance with the Plan of Liquidation. See “ — Subsequent Events — The Filing of the Articles of Dissolution.”
On March 29, 2018, we completed the sale of our final real estate property.
As our advisor, KBS Capital Advisors is responsible for managing our day-to-day operations. Subject to the terms of the advisory agreement between KBS Capital Advisors and us, KBS Capital Advisors delegates certain advisory duties to the Sub-Advisor. Notwithstanding such delegation to the Sub-Advisor, KBS Capital Advisors retains ultimate responsibility for the performance of all the matters entrusted to it under the advisory agreement. KBS Capital Advisors made recommendations on all of our investments to our board of directors. A majority of our board of directors, including a majority of our independent directors acting through the conflicts committee, approved our investments. KBS Capital Advisors, either directly or through the Sub-Advisor, also provides administrative services on our behalf. Our Sub-Advisor owns 20,000 shares of our common stock. We have no paid employees.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Plan of Liquidation
The Plan of Liquidation authorizes us to undertake an orderly liquidation, pursuant to which we (i) have sold all of our real estate properties and dissolved and (ii) will pay all of our known liabilities, provide for the payment of our unknown or contingent liabilities, distribute our remaining cash to our stockholders, and wind up our operations. We are authorized to provide for the payment of any unascertained or contingent liabilities and may do so by purchasing insurance, by establishing a reserve fund or in other ways. See “ — Subsequent Events — Estimated Value Per Share.”
The Plan of Liquidation authorized us to sell any and all of our assets without further approval of our stockholders and provides that the amounts and timing of any additional liquidating distributions will be determined by our board of directors, in its discretion. Pursuant to applicable REIT rules, liquidating distributions we pay pursuant to the Plan of Liquidation will qualify for the dividends paid deduction, provided that they are paid within 24 months of the December 19, 2017 approval of the Plan of Liquidation by our stockholders.
Pursuant to the Plan of Liquidation, on December 20, 2017, our board of directors authorized an initial liquidating distribution in the amount of $4.05 per share of common stock to our stockholders of record as of the close of business on December 21, 2017 (the “Initial Liquidating Distribution”). The Initial Liquidating Distribution was paid on December 27, 2017 and was funded from proceeds from real estate property sales. On April 27, 2018, our board of directors authorized a liquidating distribution in the amount of $4.16 per share of common stock to our stockholders of record as of the close of business on April 27, 2018 (the “Second Liquidating Distribution”). The Second Liquidating Distribution was paid on April 30, 2018 and was funded from proceeds from real estate property sales.
Liquidity and Capital Resources
As of March 31, 2018, we had $94.5 million of cash and cash equivalents. Our principal demands for funds during liquidation have been for: the payment of operating expenses, capital expenditures, and general and administrative expenses, including expenses in connection with the Plan of Liquidation; repayment of debt; and the payment of liquidating distributions to our stockholders pursuant to the Plan of Liquidation.
On April 30, 2018, we paid the Second Liquidating Distribution in an aggregate amount of $87.5 million.
On December 19, 2017, in connection with the implementation of our Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of January 21, 2018. As such, December 29, 2017 was the last redemption date under the share redemption program for Special Redemptions. However, because of certain limitations on the dollar value of shares that could have been redeemed under our share redemption program, we were unable to redeem any shares on December 29, 2017.
Going forward, we expect our principal demands for funds during liquidation to be for general and administrative expenses, including expenses in connection with the Plan of Liquidation, and the possible payment of additional liquidating distributions to our stockholders pursuant to the Plan of Liquidation. We believe our cash on hand will be sufficient to meet our cash needs during the completion of our liquidation.
On February 1, 2018, we renewed our advisory agreement with our advisor, effective as of January 25, 2018. The renewed advisory agreement (i) removed our responsibility for paying any fees or compensation to our advisor for services rendered commencing with the day immediately following the date on which we sold our final real estate property, which sale occurred on March 29, 2018, (ii) removed our responsibility for paying directly or reimbursing our advisor for any of the expenses paid or incurred by our advisor on our behalf or in connection with the services provided to us commencing with the day immediately following the date on which we sold our final real estate property, and (iii) provides for the automatic termination of the advisory agreement, without further action by or on behalf of us or our advisor, upon the payment by us of the final liquidating distribution pursuant to the Plan of Liquidation and the completion of all of our advisor’s duties under the renewed advisory agreement, including without limitation, those duties relating to completing tax reporting and providing related information.
Sales of Real Estate
During the three months ended March 31, 2018, we sold our four remaining real estate properties.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Legacy at Valley Ranch
On October 26, 2010, we, through an indirect wholly owned subsidiary, purchased a 504-unit apartment complex (“Legacy at Valley Ranch”) on approximately 20.3 acres of land located in the Valley Ranch community of Irving, Texas. On February 8, 2018, we completed the sale of Legacy at Valley Ranch to an unaffiliated buyer for $67.5 million, net of closing credits. The liquidation value of Legacy at Valley Ranch as of December 1, 2017 was $67.5 million.
Crystal Park at Waterford
On May 8, 2013, we, through an indirect wholly owned subsidiary, purchased a 314-unit apartment complex (“Crystal Park at Waterford”) on approximately 16.3 acres of land located in Frederick, Maryland. On February 8, 2018, we completed the sale of Crystal Park at Waterford to an unaffiliated buyer for $45.7 million, net of closing credits. The liquidation value of Crystal Park at Waterford as of December 1, 2017 was $45.7 million.
Lofts at the Highlands
On February 25, 2014, we, through an indirect wholly owned subsidiary, purchased a 200-unit apartment complex (the “Lofts at the Highlands”) on approximately 2.8 acres of land located in St. Louis, Missouri. On March 28, 2018, we completed the sale of the Lofts at the Highlands to an unaffiliated buyer for $44.4 million. The liquidation value of the Lofts at the Highlands as of December 1, 2017 was $44.4 million.
The Residence at Waterstone
On April 6, 2012, we, through an indirect wholly owned subsidiary, purchased a 255-unit apartment complex (“The Residence at Waterstone”) on approximately 25.2 acres of land located in northwest Baltimore suburb of Pikesville, Maryland. On March 29, 2018, we completed the sale of The Residence at Waterstone to an unaffiliated buyer for $59.9 million, net of closing credits. The liquidation value of The Residence at Waterstone as of December 1, 2017 was $59.9 million.
Changes in Net Assets in Liquidation
For the Three Months Ended March 31, 2018
Net assets in liquidation decreased by approximately $0.8 million from $93.3 million on December 31, 2017 to $92.6 million on March 31, 2018. The primary reason for the decline in net assets in liquidation was due to a change in estimated closing costs of $0.7 million.
The net assets in liquidation as of March 31, 2018 would result in the payment of estimated liquidating distributions of approximately $4.40 per share of common stock to our stockholders of record as of March 31, 2018, which amount includes the Second Liquidating Distribution. See “ — Subsequent Events — Authorization and Payment of the Second Liquidating Distribution.” This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation.
Critical Accounting Policies
Below is a discussion of the accounting policies that management believes are or will be critical during our liquidation. We consider these policies critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of liabilities and our disclosure of contingent liabilities as of the dates of the financial statements. With different estimates or assumptions, materially different amounts could be reported in our financial statements.
Pursuant to our stockholders’ approval of the Plan of Liquidation, we adopted the liquidation basis of accounting as of December 1, 2017 (as the approval of the Plan of Liquidation by our stockholders became imminent within the last week of November 2017 based on the results of our solicitation of proxies from our stockholders for their approval of the Plan of Liquidation) and for the periods subsequent to December 1, 2017 in accordance with GAAP. Accordingly, on December 1, 2017, assets were adjusted to their estimated net realizable value, or liquidation value, which represented the estimated amount of net cash that we would collect on disposal of assets as we carry out our Plan of Liquidation. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The costs and expenses that we expect to incur through the completion of our liquidation are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of March 31, 2018 are included in accounts payable and accrued liabilities and due to affiliates on the Condensed Consolidated Statement of Net Assets.
Accrued Liquidation Costs
In accordance with the liquidation basis of accounting, we accrue for certain estimated liquidation costs to the extent we have a reasonable basis for estimation. These consist of legal fees, dissolution costs, final audit/tax costs, fees paid to financial advisors, insurance, and distribution processing costs.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
The Filing of the Articles of Dissolution
On April 18, 2018, we filed the Articles of Dissolution with the SDAT pursuant to the Plan of Liquidation. The Articles of Dissolution became effective on April 18, 2018.
On April 18, 2018, we directed our transfer agent to close our stock transfer books and at such time cease recording stock transfers except by will, intestate succession or operation of law. The right of a holder of record of our common stock to receive distributions in accordance with the Plan of Liquidation and Maryland General Corporation Law is not affected by the filing of the Articles of Dissolution.
Authorization and Payment of the Second Liquidating Distribution
On April 27, 2018, our board of directors authorized the Second Liquidating Distribution in the amount of $4.16 per share of common stock to our stockholders of record as of the close of business on April 27, 2018. The Second Liquidating Distribution was paid on April 30, 2018 and was funded from proceeds from real estate property sales.
Estimated Value Per Share
On April 27, 2018, our board of directors approved an estimated value per share of our common stock of $0.24, effective April 27, 2018, which amount is equal to our estimated remaining net proceeds from liquidation as of April 27, 2018. The estimated value per share is based on the authorization of the Second Liquidating Distribution of $4.16 per share and the amount of the reserve fund of $0.24 per share we established pursuant to the Plan of Liquidation.
We established the reserve to pay potential unknown liabilities and expenses in liquidation for which our management believes there is minimal exposure. We anticipate that we will distribute any remaining funds to stockholders by the end of 2018. However, there can be no assurances as to whether there will be any reserve funds available for distribution or the timing of any such distribution.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

None.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Please see the applicable risks in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 9, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

b)	Not applicable.

c)
On December 19, 2017, in connection with the implementation of the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective as of January 21, 2018. Thus, the last redemption date under the share redemption program would have been December 29, 2017. However, because of certain limitations on the dollar value of shares that could have been redeemed under our share redemption program, we were unable to redeem any shares on December 29, 2017.

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

10.1
Eleventh Amendment to Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and Elite Street Capital Waterstone Equity DE, LLC, dated as of January 11, 2018, incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 9, 2018

10.2
Twelfth Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and Elite Street Capital Lofts Equity DE, LLC, dated as of January 11, 2018, incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 9, 2018

10.3
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of January 25, 2018, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 9, 2018

10.4
Twelfth Amendment to Agreement for Purchase and Sale - Residence at Waterstone Apartments, by and between KBS Legacy Partners Pikesville LLC and Elite Street Capital Waterstone Equity DE, LLC, dated as of March 5, 2018, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 9, 2018

10.5
Thirteenth Amendment to Agreement for Purchase and Sale - Lofts at the Highlands Apartments, by and between KBS Legacy Partners Lofts LLC and Elite Street Capital Lofts Equity DE, LLC, dated as of March 5, 2018, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 9, 2018

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

KBS LEGACY PARTNERS APARTMENT REIT, INC.

Date:	April 30, 2018	By:	/s/ W. DEAN HENRY
W. Dean Henry
Chief Executive Officer
(principal executive officer)

Date:	April 30, 2018	By:	/s/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)